Form 10-Q
period 1996-06-30
CITIZENS BANCSHARES INC /OH/
filed 1996-07-19
CIK 855876

                                                             Page 1 of _________


                                 United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996


Commission File Number 0-18209

                           CITIZENS BANCSHARES, INC.
                           -------------------------

             (Exact name of registrant as specified in its charter)

Ohio                                                          34-1372535
- - ----                                                          ----------

(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)


10 East Main Street, Salineville, Ohio                                 43945
- - --------------------------------------                                 -----

(Address of principal executive offices)

                           Registrant's telephone number, 330/679-2328
                                                          ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ____     ____

On July 19, 1996 there were 5,390,622 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

                                   FORM 10-Q
                                   ---------

                          QUARTER ENDED June 30, 1996

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                     Page
                                                                    Number
                                                                    ------
Financial Statements
- - --------------------

Consolidated Balance Sheets                                            3

Consolidated Statements of Income                                      4

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                 5

Condensed Consolidated Statements of
  Cash Flows                                                           6

Notes to the Consolidated Financial
  Statements                                                           7 - 14

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                       15 - 18

                           CITIZENS BANCSHARES, INC.
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                         JUNE 30,             December 31,
    (In thousands of dollar, except per share amounts )                                     1996                      1995
                                                                                       ---------        ------------------
    ASSETS
         Cash and due from banks....................................................    $  21,357                  $ 20,600
         Federal funds sold.........................................................       11,500                    15,220
                                                                                        ---------                 ---------
              Total cash and cash equivalents.......................................       32,857                    35,820
         Interest-bearing deposits with financial institutions......................        1,189                       688
         Investment and mortgage-backed securities available
           for sale (Note 2)........................................................      214,481                   183,725
         Investment and mortgage-backed securities held
           to maturity (estimated market value of $47,058 at
           June 30 and $53,757 at December 31 (Note 2)..............................       47,130                    53,207
         Total loans (Note 3).......................................................      528,354                   528,656
           Less allowance for loan losses (Note 4)..................................      (10,621)                  (10,283)
                                                                                        ---------                 ---------
              Net loans.............................................................      517,733                   518,373
         Premises and equipment, net................................................       12,468                    11,887
         Intangible assets..........................................................        1,667                     1,556
         Accrued interest receivable and other assets...............................       13,416                     8,832
                                                                                        ---------                 ---------
              Total assets..........................................................     $840,941                  $814,088
                                                                                        =========                 =========

    LIABILITIES
         Deposits
         Noninterest-bearing deposits...............................................    $  58,456                  $ 60,683
         Interest-bearing deposits..................................................      576,699                   567,829
                                                                                        ---------                 ---------
              Total deposits........................................................      635,155                   628,512
         Securities sold under repurchase agreements and
           federal funds purchased..................................................       32,361                    20,056
         Federal Home Loan Bank advances............................................       88,881                    84,680
         Accrued interest payable and other liabilities.............................        7,360                     6,270
         Obligation under employee stock ownership plan.............................          287                       331
                                                                                        ---------                 ---------
              Total liabilities.....................................................      764,044                   739,849
                                                                                        ---------                 ---------

    MINORITY INTEREST IN SUBSIDIARY.................................................        1,188                     1,213

    SHAREHOLDERS' EQUITY
         Serial preferred stock, $10.00 par value; authorized
           200,000 shares; none issued
         Common stock, no par value; 12,000,000 shares
           authorized; 5,392,872 shares issued......................................       13,703                    13,703
         Retained earnings..........................................................       63,795                    58,817
         Less treasury stock, 2,250 shares at cost..................................           (5)                       (5)
         ESOP obligations and unearned shares.......................................         (287)                     (331)
         Unrealized gain (loss) on securities available for sale....................       (1,497)                      842
                                                                                        ---------                 ---------
              Total shareholders' equity............................................       75,709                    73,026
                                                                                        ---------                 ---------
              Total liabilities and shareholders' equity............................     $840,941                  $814,088
                                                                                        =========                 =========

         See notes to the consolidated financial statements
                                        3

                           CITIZENS BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                 For the three months            For the six months
(in thousands of dollars, except per share amounts)                                 ended June 30,                 ended June 30,
                                                                                 1996              1995         1996           1995
                                                                           ----------------------------       ----------------------
INTEREST INCOME
   Loans, including fees...............................................       $13,540         $12,227          $26,447       $23,984
     Investment and mortgage-backed securities
     Taxable...........................................................         3,466           3,674            6,769         7,393
     Nontaxable........................................................           211             185              423           373
   Federal funds sold..................................................            84             133              227           191
   Other...............................................................            13               4               18             5
                                                                           ----------       ---------        ---------     ---------
       Total interest income...........................................        17,314          16,223           33,884        31,946
                                                                           ----------       ---------        ---------     ---------

INTEREST EXPENSE
   Deposits............................................................         6,069           5,685           12,116        10,895
   Federal Home Loan Bank advances.....................................           686             966            1,508         1,914
   Federal funds and repurchase agreements.............................           245             433              547           883
   Other borrowings....................................................                                                           55
                                                                           ----------       ---------        ---------     ---------
       Total interest expense..........................................         7,000           7,084           14,171        13,747
                                                                           ----------       ---------        ---------     ---------

NET INTEREST INCOME....................................................        10,314           9,139           19,713        18,199

PROVISION FOR LOAN LOSSES (NOTE 4).....................................           436             536              790         1,069
                                                                           ----------       ---------        ---------     ---------

INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES...........................................         9,878           8,603           18,923        17,130
                                                                           ----------       ---------        ---------     ---------

OTHER INCOME
   Service charges and fees on deposits................................           507             444              922           897
   Other income........................................................           642             627            1,198         1,233
   Investment gains  (Note 2)..........................................             7              42                7            36
                                                                           ----------       ---------        ---------     ---------
       Total other income..............................................         1,156           1,113            2,127         2,166
                                                                           ----------       ---------        ---------     ---------

OTHER EXPENSE
   Salaries and employee benefits......................................         2,463           2,425            4,947         4,892
   Occupancy expense...................................................           327             311              716           651
   Equipment expense...................................................           535             449              975           831
   Merger, integration and restructuring expense.......................           400                              400
   Other operating expense.............................................         1,635           2,077            3,323         4,082
                                                                           ----------       ---------        ---------     ---------
       Total other expense.............................................         5,360           5,262           10,361        10,456
                                                                           ----------       ---------        ---------     ---------

 INCOME BEFORE INCOME TAXES............................................         5,674           4,454           10,689         8,840

 INCOME TAXES..........................................................         1,899           1,476            3,547         2,932
                                                                           ----------       ---------        ---------     ---------

 NET INCOME............................................................    $    3,775       $   2,978        $   7,142     $   5,908
                                                                           ==========       =========        =========     =========

 EARNINGS PER COMMON SHARE.............................................    $      .70       $     .55        $    1.32     $    1.09
                                                                           ==========       =========        =========     =========

See notes to the consolidated financial statements

                           CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                                                                          FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                          --------------------------------
                                                                                                1996                  1995
(In thousands of dollars)                                                                       ----                  ----
Balances at January 1                                                                        $73,026               $60,610

Net income                                                                                     7,142                 5,908

Change in employee stock ownership plan obligation                                                44                  (250)

Cash paid for fractional shares                                                                   (8)                   (8)

Cash dividends declared ($.40 per share in 1996 and
  $.11 in 1995)                                                                               (2,156)                 (594)

Change in unrealized gain (loss) on securities
 available for sale                                                                           (2,339)                2,867
                                                                                             -------               -------

Balances at June 30                                                                          $75,709               $68,533
                                                                                             -------               -------

                           CITIZENS BANCSHARES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             FOR THE SIX MONTHS ENDED JUNE  30,
                                                                                             ----------------------------------

                                                                                                  1996                 1995
                                                                                                  ----                -----
(In thousands of dollars)
NET CASH FLOWS FROM OPERATING ACTIVITIES................................................      $  9,017               $15,054

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of other real estate...........................................................           193                   302
   Investment and mortgage-backed securities available for sale:
     Proceeds from sales................................................................            34                18,379
     Proceeds from paydowns.............................................................        15,136                 3,003
     Proceeds from maturities, redemptions..............................................         6,468                 4,040
     Purchases..........................................................................       (55,938)               (8,421)
   Investment and mortgage-backed securities held to maturity:
     Proceeds from paydowns.............................................................                               6,991
     Proceeds from maturities...........................................................        27,336                13,282
     Purchases..........................................................................       (21,678)              (24,233)
     Net decrease (increase) in loans...................................................        (6,404)              (24,359)
     Proceeds from commercial and student loans sold....................................         4,362                 1,299
     Net change in interest-bearing deposits
       with financial institutions......................................................          (501)                  (82)
     Purchases of premises and equipment................................................        (1,502)               (1,044)
                                                                                              --------             ---------
         Net cash from investing activities.............................................       (32,494)              (10,843)
                                                                                              --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid..................................................................        (2,602)                 (594)
   Dissenting and fractional shares paid................................................            (8)                   (8)
   Net increase in deposit accounts.....................................................         6,643                 1,310
   Repayment of other borrowings........................................................                              (1,974)
   Net increase in repurchase agreements................................................        12,305                 2,196
   Net change in short-term FHLB advances and federal funds purchased...................        18,000                (6,550)
   Proceeds from long-term FHLB advances................................................         2,250                 6,250
   Repayment of long-term FHLB advances.................................................       (16,049)               (7,083)
   Redemption of minority interest in subsidiary........................................           (25)                  (25)
                                                                                              --------             ---------
       Net cash from financing activities...............................................        20,514                (6,478)
                                                                                              --------             ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS.................................................        (2,963)               (2,267)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................................        35,820                28,553
                                                                                              --------             ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................       $32,857               $26,286
                                                                                              ========             =========

See notes to the consolidated financial statements

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citizens Bancshares, Inc., ("Bancshares") and its wholly-owned subsidiaries, The Citizens Banking Company ("Citizens"), Freedom Financial Life Insurance Company ("Insurance Company"), Freedom Express, Inc. and First National Bank of Chester ("FNB"). All significant inter-company transactions have been eliminated in consolidation. Bancshares' consolidated financial statements have been restated for prior periods due to the December 31, 1995 merger of Western Reserve Bank of Ohio, Lowellville, Ohio, ("Western Reserve") into Citizens. The transaction resulted in the exchange of 2.625 common shares of Bancshares for each of Western Reserve's 160,000 outstanding shares of common stock, with cash paid in lieu of fractional shares. The transaction was accounted for as a pooling of interests.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at June 30, 1996 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1995.


The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the six months ended June 30, 1996 and 1995, Bancshares paid interest in the amount of $14,263,000 and $13,701,000 respectively, and taxes in the amount of $3,984,000 and $2,007,000, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $12,000 for the six months ended June 30, 1996 and $93,000 for the comparable period in 1995.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. The weighted average number of shares used in the computation for 1996 was 5,390,195 after adjusting for new Employee Stock Option Plan unallocated shares and options and 5,390,622 for 1995.

 Bancshares' Board of Directors declared a three-for-two stock split payable January 12, 1996 to shareholders of record December 31, 1995. All share and per share data have been retroactively adjusted to reflect the stock split and the Western Reserve merger accounted for as a pooling of interests.

In 1996, Bancshares is also adopting SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 encourages, but does not require, use of a fair value based method to account for plans such as Bancshares' stock option plan. If the fair value accounting treatment encouraged by SFAS No. 123 is not adopted, entities must disclose the pro forma effect on net income and earnings per share had such accounting treatment been adopted. Bancshares elected to disclose the pro forma effect of the fair value accounting for stock options granted in 1995 and thereafter, and will include appropriate disclosures in the 1996 annual financial statements.

                           CITIZENS BANCSHARES, INC.
                           -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows at June 30, 1996.

(In thousands of dollars)
                                                                                                JUNE 30, 1996
                                                                       -------------------------------------------------------------
                                                                                            GROSS             GROSS        ESTIMATED
                                                                       AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                            COST            GAINS            LOSSES            VALUE
                                                                       ---------       ----------        ----------        ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                               $  37,003           $    2        $     (32)        $  36,973
U.S. Government agencies
   and corporations                                                       15,991                3             (305)           15,689
Corporate and other securities                                               142                                (1)              141
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                                     132,318              260           (2,296)          130,282
   Agency collateralized mortgage obligations                             14,224                              (422)           13,802
   Other                                                                   6,774                               (25)            6,749
                                                                       ---------           ------        ---------         ---------
   Total debt securities available for sale                              206,452              265           (3,081)          203,636
Marketable equity securities                                              10,328              517                             10,845
                                                                       ---------           ------        ---------         ---------
   Total investment and mortgage-backed
   securities available for sale                                        $216,780             $782          $(3,081)         $214,481
                                                                       =========           ======        =========         =========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                                 $29,228             $120             $(23)          $29,325
U.S. Government agencies and corporations                                    100                                (6)               94
Obligations of states and political
   subdivisions                                                           17,797               46             (209)           17,634
Other                                                                          5                                                   5
                                                                       ---------           ------            -----         ---------
   Total investment and mortgage-backed
   securities held to maturity                                           $47,130             $166            $(238)          $47,058
                                                                       =========           ======            =====         =========

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows at December 31:

(In thousands of dollars)
                                                                                                      1995
                                                                       -------------------------------------------------------------
                                                                                            GROSS             GROSS        ESTIMATED
                                                                       AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                            COST            GAINS            LOSSES            VALUE
                                                                       ---------       ----------        ----------        ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                               $   8,902           $   72          $    (1)        $   8,973
U.S. Government agencies
    and corporations                                                      13,568               63               (5)           13,626
Corporate and other securities                                               444                                (7)              437
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                                    135,323            1,031             (319)          136,035
    Agency collateralized mortgage obligations                            10,463                9             (166)           10,306
    Other                                                                  7,605                8              (10)            7,603
                                                                       ---------           ------          --------        ---------
      Total debt securities available for sale                           176,305            1,183             (508)          176,980
Marketable equity securities                                               6,125              620                              6,745
                                                                       ---------           ------          -------         ---------
      Total investment and mortgage-backed
       securities available for sale                                   $ 182,430           $1,803          $  (508)        $ 183,725
                                                                       =========           ======          -------         ---------



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                               $  35,300           $  422          $    (1)        $  35,721
U.S. Government agencies and corporations                                    100                                (2)               98
Obligations of states and political
    subdivisions                                                          17,280              183              (84)           17,379
 Other                                                                       527               32                                559
                                                                       ---------           ------          -------         ---------
      Total investment and mortgage-backed
       securities held to maturity                                     $  53,207           $  637          $   (87)        $  53,757
                                                                       =========           ======          =======         =========

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at June 30, 1996 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

(In thousands of dollars)
                                                                       AMORTIZED                 ESTIMATED
                                                                            COST                FAIR VALUE
                                                                       ---------                ----------
DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                             $  30,985                 $  30,987
   Due after one year through five years                                  10,639                    10,569
   Due after five years through ten years                                 11,512                    11,246
   Mortgage-backed securities                                            153,316                   150,834
                                                                        --------                 ---------
     Total debt securities available for sale                           $206,452                  $203,636
                                                                        ========                 =========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                                             $  22,840                 $  22,880
   Due after one year through five years                                  12,185                    12,246
   Due after five years through ten years                                 11,308                    11,148
   Due after ten years                                                       797                       784
                                                                       ---------                 ---------
     Total debt securities held to maturity                            $  47,130                 $  47,058
                                                                       =========                 =========


For the six month and three month period ended June 1996, securities available for sale with an amortized cost of $27,000 were sold with gross gains of $7,000. Securities available for sale with an amortized cost of $18,384,000 and $15,542,000 were sold for the six month period and three month period ended June 30, 1995. These securities had related gross realized losses of $116,000 and gross realized gains of $152,000.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - LOANS

The loan portfolio at June 30, 1996 and December 31, 1995 was as follows:

(thousands of dollars)                                                  JUNE 30,               December 31,
                                                                           1996                       1995
                                                                           ----                     ------
Commercial, financial and agricultural                                  $222,417                  $222,552
Real estate mortgage                                                     250,411                   251,223
Construction loans                                                         3,307                     4,864
Consumer loans                                                            42,681                    46,109
Real estate mortgage loans held for sale                                   9,538                     3,908
                                                                     -----------               -----------
   Total loans                                                          $528,354                  $528,656
                                                                     ===========               ===========

Nonaccrual and past due loans

(In thousands of dollars)                                               JUNE 30,              December 31,
                                                                           1996                      1995
                                                                          -----                     -----
Loans accounted for on a nonaccrual basis                                $1,978                     $2,289
Loans past due more than 90 days and
 still accruing interest                                                     971                       464
                                                                        --------                  --------
                                                                          $2,949                    $2,753
                                                                        ========                  ========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995 was as follows:

(In thousands of dollars)
                                                                            1996                     1995
                                                                         -------                   ------
Balance at January 1                                                     $10,283                   $ 9,861
Provision for loan losses                                                    790                     1,069
Recoveries                                                                   609                       463
Loans charged-off                                                         (1,061)                   (1,116)
                                                                         -------                   -------
Balance at June 30                                                       $10,621                   $10,277
                                                                         =======                   =======



Information regarding impaired loans is as follows:

                                                                                     SIX MONTHS ENDED
(In thousands of dollarS)                                                     JUNE 30,            June 30,
                                                                                  1996                1995
                                                                                  ----                ----
Average investment in impaired loans                                            $4,047              $4,556
Interest income recognized on impaired loans                                       171                 111
Interest income received on impaired loans                                         122                  55

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

(In thousands of dollars)                      JUNE 30,                       December 31,
                                                  1996                               1995
                                                  ----                              -----
Balance of impaired loans                        $4,019                           $  4,364
Specific allocation associated with
 impaired loans                                 $   582                           $    764

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $1,560,000 and $1,827,000 at June 30, 1996 and December 31, 1995 respectively.



NOTE 5 - EMPLOYEE STOCK OWNERSHIP PLAN AND RELATED OBLIGATION

Bancshares sponsors an Employee Stock Ownership Plan ("ESOP") for substantially all employees. Corporate contributions to the plan are discretionary and are determined by the Board of Directors on an annual basis. The ESOP has a $500,000 loan commitment from a financial institution for the purpose of purchasing additional shares. Bancshares guarantees payment of the portion of the loan up to the book value of the common shares. Principal is payable in eight annual installments on each loan advance and interest is payable quarterly. The loans are collateralized by the shares of Bancshares common shares that the proceeds were used to purchase. Shares are released from collateral and allocated to active employees as principal is repaid. Shares acquired prior to January 1, 1993 (old shares) are considered outstanding for computing earnings per share and dividends on those shares are recorded as a reduction of retained earnings. The annual expense recorded for old shares consists of the Corporation's contribution and related expenses.

The ESOP shares were as follows:

(In thousands, except per share data)
                                                        June 30, 1996
                                                        -------------
                                             Old Shares           New Shares
Allocated shares                                  22,852                   69
Unallocated shares                                 9,896               10,431
                                                 -------               ------
   Total ESOP shares                              32,748               10,500
                                                 =======               ======

                                                Loan Balance             Principal
              Shares         Price Per              June 30,             Reductions                  Interest
Year       Purchased             share                 1996              Remaining                      rate
- - ----       ---------       -----------                 ----              ---------                      ----
1989          12,498                $8                  $25                      2             83%  of prime
1990          11,250                 9                   37                      3             prime +  .44%
1992           9,000                11                   50                      4             prime +  .125%
1995          10,500                24                  175                      6             prime +  .125%
                                                      -----
                                                       $287
                                                      =====

Share and per share information in the above tables have been adjusted to give effect to the three-for-two stock split.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning and Carroll and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $254,698,000 of loans at June 30, 1996, and are secured primarily by 1 - 4 family residences. Commercial real estate loans classified under the commercial, financial and agricultural line, comprised 18.31% of loans at June 30, 1996, and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $66,917,000 in such commitments at June 30, 1996.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. Citizens and FNB follow the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower and may include real estate and/or business assets.

The subsidiary banks of Bancshares are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on Bancshares.

Bancshares' subsidiary banks were required to have approximately $7,173,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at June 30, 1996. These balances do not earn interest.


NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at June 30, 1996 were:

(in thousands of dollars)
                                                       MATURITY OR FIRST
Amount                            Rate                   Repricing date
- - ------                            ----                   --------------
$67,300                           5.56%                            1996
 18,081                           5.04                             1997
  2,000                           5.96                             1998
  1,500                           5.45                             1999
- - -------
$88,881
=======

                                       13

                           CITIZENS BANCSHARES, INC.
                           --------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 9 - ACQUISITIONS

On December 31, 1995, Western Reserve Bank of Ohio, Lowellville, Ohio became affiliated with Bancshares. The transaction resulted in the exchange of 2.625 of Bancshares common shares for each of Western Reserve's 160,000 shares of common stock outstanding, other than fractional shares which were paid in cash.

On April 4, 1996, Bancshares, Citizens, and The Navarre Deposit Bank Company ("Navarre") entered into a plan and agreement of merger which provides for Bancshares to issue common stock of Bancshares having an aggregate value of $15,646,000, which equals $55.8786 for each of the 280,000 outstanding common shares of Navarre. The transaction is structured as a tax-free exchange of stock and will be accounted for using the pooling-of-interests method of accounting. The exchange ratio at which Navarre common stock will be exchanged for Bancshares common shares will be based on the average of the Bancshares' closing prices for the twenty trading days immediately preceding the tenth trading day prior to the consummation of the merger as quoted on the Nasdaq National Market. In no event will the exchange ratio be greater than 2.10 or less than 1.70. The Bancshares common shares to be issued to the Navarre shareholders will be registered with the Securities and Exchange Commission. The merger is expected to be consummated during the fourth quarter 1996 and is subject to approvals by various regulatory authorities and by the shareholders of Navarre.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at June 30, 1996, compared to December 31, 1995, and the results of operations for the quarter and six months ended June 30, 1996, as compared to the same period in 1995, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Net income for the six months ended June 30, 1996, was $7,142,000, compared to $5,908,000 for the same period in 1995. Bancshares' 20.9% increase in net income for the six months ended June 30, 1996 compared to the same period in 1995, was due primarily to a 8.3% increase in net interest income, a 26.1% decrease in the provision for loan losses and a .9% decrease in other expense.

Interest income for the six months ended June 30, 1996 was $33,884,000 and increased $1,938,000 or 6.1% compared to the same six month period in 1995. Interest income on loans for the six months and quarter ended June 30, 1996 included nonrecurring pretax income of $650,000 which was the amount of purchased loan discount recognized on a loan which paid off early.

The provision for loan losses of $790,000 for the six months ended June 30, 1996 decreased $279,000 from the comparable period in 1995, primarily as a result of the lower level of nonperforming loans.

Other expenses for the six months ended June 30, 1996 were $10,361,000 and decreased $95,000 or .9% from the comparable period in 1995. During the second quarter of 1996, Bancshares incurred $400,000 merger, integration and restructuring expenses. These costs are primarily related to the planned acquisition of Navarre and represent merger costs, personnel related costs and costs related to the write-off of certain fixed assets. Without the restructuring charges, other expenses for the six months ended June 30, 1996 were $9,961,000 and decreased $495,000 or 4.7%. The Federal Deposit Insurance Corporation (FDIC) implemented a plan that reduced deposit insurance for most banks, including Citizens and FNB. This plan took effect in the second quarter of 1995 and significantly reduced FDIC premiums paid by Citizens and FNB. Banchshares' FDIC premiums for the six months ended June 30, 1996 totalled $153,000, a decrease of $468,000 from the $621,000 incurred for the comparable period in 1995.

Return on average shareholders' equity for the first six months of 1996 was 19.18% as compared to 18.43% for the same period in 1995. Return on average assets for the first six months of 1996 increased to 1.80% as compared to 1.53% for the same period in 1995. Earnings per share for the six months ended June 30, 1996 were $1.32 as compared to $1.09 or the same period in June 30, 1995, representing an increase of 21.1%.

Net income for the quarter ended June 30, 1996 was $3,775,000 compared to $2,978,000 for the same period in 1995. Bancshares' 26.8% increase in net income for the second quarter of 1996 compared to the same period in 1995, was primarily due to a 12.9% increase in net interest income and a 18.7% reduction in provision for loan losses. Earnings per share for the quarter ended June 30, 1996 were $.70, representing an increase of 27.3% compared to $.55 for the quarter ended June 30, 1995.

The provision for loan losses of $436,000 for the quarter ended June 30, 1996 decreased $100,000 from the comparable period in 1995, primarily as a result of a positive trend in the level of nonperforming loans. At June 30, 1996 nonperforming loans were .56% of total loans as compared to .92% at June 30, 1995. Additionally, the allowance for loan losses as a percentage of total loans increased at June 30, 1996 to 2.01% from 1.95% at December 31, 1995.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


NET INTEREST INCOME
(in thousands of dollars)




                                                   SIX MONTHS ENDED                 Six months ended
                                                      JUNE 30, 1996                    June 30, 1995
                                                      -------------                    -------------
            Net interest income                            $19,713                          $18,199
            Taxable equivalent adjustment                      331                              311
                                                           -------                          -------
              Net interest income taxable                  $20,044                          $18,510
              equivalent                                   =======                          =======


            Net interest margin                               5.08%                            4.89%
            Taxable equivalent adjustment                      .09                              .08
                                                              ----                             ----
              Net interest margin taxable                     5.17%                            4.97%
              equivalent                                      ====                             ====


The net interest margin was calculated without annualizing the $650,000 discount recognized with the receipt of a prepayment of a loan that was previously purchased at a discount. Average gross earning assets increased $4,636,000 during the first half of 1996, while the average rate earned on these assets increased from 8.59% at December 31, 1995 to 8.80% at June 30, 1996.


CHANGES IN FINANCIAL CONDITION

Total assets of $840,941,000 at June 30, 1996 increased $26,853,000 or 3.3%
compared to year-end 1995. Total deposits and repurchase agreements at June 30, 1996 of $635,155,000 and $32,361,000, increased $6,643,000, and $12,305,000, respectively from December 31, 1995. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale and were invested in federal funds sold due to the nature of the yield curve. Net loans totaled $517,733,000 at June 30, 1996, representing a decrease of $640,000 or .1% since year-end 1995.

In May 1995, the Financial Accounting Standards Board issued its Statement on Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," which requires companies that engage in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others. This Statement was adopted by Bancshares in 1996, and was applied prospectively to rights arising from loans sold by Bancshares after adoption of the Statement. The impact of this pronouncement on Bancshares' financial statements is not material for any period presented.

                           CITIZENS BANCSHARES, INC.
                           -------------------------

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                            OPERATIONS (CONTINUED).

NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .56% at June 30, 1996 as compared to .52% at December 31, 1995. The allowance for loan losses as a percentage of total loans increased at June 30, 1996 to 2.01% from 1.95% at December 31, 1995. Nonperforming loans as a percentage of the allowance for loan losses increased to 27.77% at June 30, 1996, from 26.77% at December 31, 1995.

Other real estate totaled $237,000 at June 30, 1996, and December 31, 1995.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .17% of average loans in the first two quarters of 1996 as compared to .30% for the year ended December 31, 1995. This combined with the improved levels of nonperforming loans and the stabilization of loan growth during 1996, contributed to the decision to reduce the provision for loan losses.

LIQUIDITY

Bancshares' liquidity position remained strong during the second quarter of 1996. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $588,382,000 and were 111.4% of total loans at June 30, 1996. The core deposit levels at June 30, 1996 approximated the levels at year-end 1995.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At June 30, 1996, these assets totaled $248,527,000, an increase of $28,294,000 or 12.8% from December 31, 1995.

Management believes that Bancshares' liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and its capital base.

CAPITAL RESOURCES

Shareholders' equity totaled $75,709,000 at June 30, 1996, compared to $73,026,000 at December 31, 1995. The ratio of shareholders' equity to assets was 9.00% at June 30, 1996 and 8.97% at December 31, 1995, respectively.




                                       JUNE 30, 1996           December 31, 1995
                               ---------------------         -------------------
                                   AMOUNT    PERCENT           Amount    Percent
                                   ------    -------           ------    -------
Tier 1 risk-based capital
    Actual                    $76,963,000      15.86%     $72,170,000    14.93%
    Required                   19,417,000       4.00       19,334,000     4.00
Total risk-based capital
    Actual                    $83,031,000      17.11%     $78,212,000    16.18%
    Required                   38,833,000       8.00       38,667,000     8.00

                           CITIZENS BANCSHARES, INC.
                           -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).


The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at June 30, 1996 and December 31, 1995.



                                 JUNE 30, 1996              December 31, 1995
Leverage Ratio             AMOUNT      PERCENT         Amount         Percent
                           ------      -------         ------         -------
 Actual               $76,963,000        9.05%    $72,170,000           8.77%
 Minimum required      25,504,000        3.00      24,694,000           3.00
 Maximum required      42,507,000        5.00      41,157,000           5.00

The unrealized loss on securities available for sale, net of tax effect, was $1,497,000 at June 30, 1996, compared to an unrealized gain of $842,000 at December 31, 1995. The change of $2,339,000 is primarily attributable to the changing interest rate environment.


GENERAL

Several significant projects were completed in 1996, including the conversion of the former Western Reserve Bank of Ohio ("Western Reserve") customer files to the Citizens Banking Company's computer system. This consolidation allows us to provide consistent customer reporting throughout Bancshares and yields significant cost savings. We also completed the consolidation of the Boardman offices of Citizens and Western Reserve.

On April 4, 1996, Bancshares announced the signing of a definitive agreement to acquire The Navarre Deposit Bank Company. Navarre has assets of approximately $80 million and is located in southwestern Stark County with offices in Navarre
(2), Brewster and Richville. Navarre will be merged into Citizens at the time of acquisition which is expected to occur in the fourth quarter 1996. The transaction, which is subject to approval by Navarre's shareholders and various regulatory agencies, calls for an all-stock exchange and has an aggregate value of $15,646,000.

The acquisition of Navarre increases our Stark County presence and gives us added exposure in an area of expanding economic activity. The Navarre acquisition complements Citizens' existing loan production office in Canton, Ohio, which opened in December, 1995. The transaction is expected to close in the last quarter of 1996.

Bancshares received national attention in June 1996 as USBanker magazine published its ranking of the top-performing 200 mid-sized banks in the United States. Bancshares is ranked 9th. Criteria used to determine ranking included ratio of loans to deposits, measurement of capital, asset quality and profitability.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Citizens Bancshares, Inc.

Date: July 19, 1996                         ______________________
      -------------                         Marty E. Adams
                                            President & Chief Executive Officer


Date: July 19, 1996                         ______________________
      -------------                         William L. White III
                                            Senior Vice President
                                            Chief Financial Officer

                           CITIZENS BANCSHARES, INC.
                           -------------------------

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
- - ----------------------------

          There is no pending litigation, other than routine litigation incidental to the business of Bancshares and its affiliates, or of a material nature involving or naming Bancshares or any of its affiliates as a defendant. Further, there are no material legal proceedings in which any director, executive officer, principal shareholder or affiliate of Bancshares is a party or has a material interest which is adverse to Bancshares or any of its affiliates. None of the routine litigation in which Bancshares or any of its affiliates are involved is expected to have a material adverse impact upon the financial position or results of operations of Bancshares or any of its affiliates.


ITEM 2.   CHANGES IN SECURITIES.
- - --------------------------------

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
- - ------------------------------------------

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
- - --------------------------------------------------------------

          Not Applicable.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                     PART II - OTHER INFORMATION - CONTINUED



ITEM 5. OTHER INFORMATION.
- - --------------------------

        Not Applicable.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
- - -------------------------------------------

   (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                           CITIZENS BANCSHARES, INC.
                           -------------------------

                    PART II - OTHER INFORMATION - CONTINUED



                                 EXHIBIT INDEX
                                 -------------

EXHIBIT 3    Articles of Incorporation, By laws

   (1) Registrant's Third Amended Articles of Incorporation, (incorporated by reference in Exhibit 3 (1) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1993).

   (2) Registrant's Regulations, as amended (incorporated by reference in Exhibit 3 (2) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).


EXHIBIT 10   Material Contracts

   (1) The Citizens Bancshares Inc. Profit-Sharing Plan and Trust (formerly known as the CBC Salineville Profit Sharing Plan and Trust) (incorporated by reference in Exhibit 10 (2) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

   (2) Citizens Bancshares, Inc. Employee Stock Ownership Plan (incorporated by reference in Exhibit 10 (3) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

   (3) Form of Indemnification Agreement between Citizens Bancshares, Inc. and Individual Directors, Officers or Representatives (incorporated by reference in Exhibit 10 (4) to the Form 10-K of Citizens Bancshares, for the fiscal year ended December 31, 1989).

   (4) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams (incorporated by reference in Exhibit 10 (5) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1992).

   (5) Amendment to Executive Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams. (incorporated by reference in Exhibit 10 (8) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31,
             1993).

   (6) Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Frank J. Koch. (incorporated by reference in
             Exhibit 10 (9) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1993).

                           CITIZENS BANCSHARES, INC.
                           -------------------------

                          PART II - OTHER INFORMATION

                           EXHIBIT INDEX (CONTINUED)
                           -------------------------


        (7) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Unity Bancorp, Inc., and the New Waterford Bank (incorporated by reference in Exhibit 3
                  (1) to the Form S-4 Registration Statement No. 33-80210 of Citizens Bancshares, Inc.).

        (8) Agreement of Merger by and between Citizens Bancshares, Inc. and Unity Bancorp, Inc. (incorporated by reference in Exhibit 10 (10) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1994).

        (9) Citizens Bancshares, Inc. Non-Statutory Stock Option and Stock Appreciation Rights Plan.(incorporated by reference in
                  Exhibit 10 (11) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

       (10) The Employee Retirement Plan for Citizens Bancshares, Inc. (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

       (11) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Western Reserve Bank of Ohio (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No.33-99036 of Citizens Bancshares, Inc.).

       (12) Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and Western Reserve Bank of Ohio (incorporated by reference in Exhibit 10 (12) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1995).

       (13) Plan and Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and the Navarre Deposit Bank Company (incorporated by reference in
                  Exhibit 10 (13) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended March 31, 1996).

EXHIBIT 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).


EXHIBIT 27        Financial Data Schedule

                              REPORTS ON FORM 8-K
                              -------------------

       (b)        A Form 8-K was filed April 23, 1996.