Form 10-Q
period 1996-09-30
CITIZENS BANCSHARES INC /OH/
filed 1996-11-12
CIK 855876

                                                                Page 1 of ____

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996


Commission File Number 0-18209

                            CITIZENS BANCSHARES, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)

             Ohio                                       34-1372535
             ----                                       ----------

(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                      Identification No.)


10 East Main Street, Salineville, Ohio                     43945
--------------------------------------                    -------

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

Yes  X     No
    ---       ---


On November 12, 1996 there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------

                        QUARTER ENDED September 30, 1996

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS
----------------------------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                     Page
                                                                    Number
                                                                    ------
Financial Statements
--------------------

Consolidated Balance Sheets                                           3

Consolidated Statements of Income                                     4

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                5

Condensed Consolidated Statements of
  Cash Flows                                                          6

Notes to the Consolidated Financial
  Statements                                                          7 - 14

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS                       15 - 18
            -----------------------------------


                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                    SEPTEMBER 30,             December 31,
    (IN THOUSANDS OF DOLLAR, EXCEPT PER SHARE AMOUNTS )                                 1996                      1995
                                                                                    -------------            --------------
    ASSETS
         Cash and due from banks....................................................    $  21,001                  $ 20,600
         Federal funds sold.........................................................          400                    15,220
                                                                                        ---------                  --------
              Total cash and cash equivalents.......................................       21,401                    35,820
         Interest-bearing deposits with financial institutions......................          326                       688
         Investment and mortgage-backed securities available
           for sale (Note 2)........................................................      229,767                   183,725
         Investment and mortgage-backed securities held
           to maturity (estimated market value of $44,871 at
           September 30 and $53,757 at December 31 (Note 2).........................       44,833                    53,207
         Total loans (Note 3).......................................................      539,973                   528,656
           Less allowance for loan losses (Note 4)..................................      (10,887)                   (10,283)
                                                                                       ----------                  ---------
              Net loans.............................................................      529,086                   518,373
         Premises and equipment, net................................................       13,412                    11,887
         Intangible assets..........................................................        1,580                     1,556
         Accrued interest receivable and other assets...............................       12,722                     8,832
                                                                                       ----------               -----------
              Total assets..........................................................     $853,127                  $814,088
                                                                                         ========                  ========

    LIABILITIES
         Deposits
         Noninterest-bearing deposits...............................................    $  60,975                  $ 60,683
         Interest-bearing deposits..................................................      575,608                   567,829
                                                                                        ---------                  --------
              Total deposits........................................................      636,583                   628,512
         Securities sold under repurchase agreements and
           federal funds purchased..................................................       76,815                    20,056
         Federal Home Loan Bank advances............................................       52,203                    84,680
         Accrued interest payable and other liabilities.............................        7,124                     6,270
         Obligation under employee stock ownership plan.............................          287                       331
                                                                                     ------------               -----------
              Total liabilities.....................................................      773,012                   739,849
                                                                                        ---------                  --------

    MINORITY INTEREST IN SUBSIDIARY.................................................        1,188                     1,213

    SHAREHOLDERS' EQUITY
         Serial preferred stock, $10.00 par value; authorized
           200,000 shares; none issued
         Common stock, no par value; 12,000,000 shares
           authorized; 5,392,872 shares issued......................................       13,703                    13,703
         Retained earnings..........................................................       66,052                    58,817
         Less treasury stock, 2,250 shares at cost..................................           (5)                        (5)
         ESOP obligations and unearned shares.......................................         (287)                      (331)
         Unrealized gain (loss) on securities available for sale....................         (536)                       842
                                                                                     ------------               ------------
              Total shareholders' equity............................................       78,927                    73,026
                                                                                       ----------                ----------
              Total liabilities and shareholders' equity............................     $853,127                  $814,088
                                                                                         ========                  ========

         See notes to the consolidated financial statements
                                        3


                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                    For the three months      For the nine months
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)  ended September 30,      ended September 30,
                                                       1996        1995        1996        1995
                                                     -------------------     ---------------------
INTEREST INCOME
   Loans, including fees .......................     $13,162     $12,616     $39,609     $36,600
   Investment and mortgage-backed securities
     Taxable ...................................       3,757       3,660      10,526      11,054
     Nontaxable ................................         209         181         632         554
   Federal funds sold ..........................          30         205         257         395
   Other .......................................           4           8          22          13
                                                     -------     -------     -------     -------
       Total interest income ...................      17,162      16,670      51,046      48,616
                                                     -------     -------     -------     -------

INTEREST EXPENSE
   Deposits ....................................       6,044       6,015      18,160      16,910
   Federal Home Loan Bank advances .............         691         994       2,199       2,908
   Federal funds and repurchase agreements .....         704         422       1,251       1,305
   Other borrowings ............................           2                       2          55
                                                     -------     -------     -------     -------
       Total interest expense ..................       7,441       7,431      21,612      21,178
                                                     -------     -------     -------     -------

NET INTEREST INCOME ............................       9,721       9,239      29,434      27,438

PROVISION FOR LOAN LOSSES (NOTE 4) .............         354         436       1,144       1,505
                                                     -------     -------     -------     -------

INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ...................       9,367       8,803      28,290      25,933
                                                     -------     -------     -------     -------

OTHER INCOME
   Service charges and fees on deposits ........         545         466       1,467       1,363
   Other income ................................         554         517       1,752       1,778
   Investment gains (Note 2) ...................                       1           7          37
                                                     -------     -------     -------     -------
       Total other income ......................       1,099         984       3,226       3,178
                                                     -------     -------     -------     -------

OTHER EXPENSE
   Salaries and employee benefits ..............       2,406       2,434       7,353       7,326
   Occupancy expense ...........................         315         337       1,031         988
   Equipment expense ...........................         435         434       1,410       1,265
   Merger, integration and restructuring expense                     300         400         300
   SAIF recapitalization .......................         694                     694
   Other operating expense .....................       1,667       1,723       4,990       5,833
                                                     -------     -------     -------     -------
       Total other expense .....................       5,517       5,228      15,878      15,712
                                                     -------     -------     -------     -------

 INCOME BEFORE INCOME TAXES ....................       4,949       4,559      15,638      13,399

 INCOME TAXES ..................................       1,613       1,400       5,160       4,332
                                                     -------     -------     -------     -------

 NET INCOME ....................................     $ 3,336     $ 3,159     $10,478     $ 9,067
                                                     =======     =======     =======     =======

 EARNINGS PER COMMON SHARE .....................     $   .62     $   .59     $ 1.94      $  1.68
                                                     =======     =======     =======     =======

See notes to the consolidated financial statements



                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                       ---------------------------------------
                                                           1996          1995
                                                           ----          ----
(IN THOUSANDS OF DOLLARS)

Balances at January 1                                   $ 73,026      $ 60,610

Net income                                                10,478         9,067

Change in employee stock ownership plan obligation            44          (250)

Cash paid for fractional shares                               (9)           (8)

Cash dividends declared ($.60 per share in 1996 and
  $.12 in 1995)                                           (3,234)         (633)

Change in unrealized gain (loss) on securities
 available for sale                                       (1,378)        2,937
                                                        --------      --------

Balances at September 30                                $ 78,927      $ 71,723
                                                        ========      ========

























See notes to the consolidated financial statements


                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                       FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                       ---------------------------------------

                                                                                                   1996               1995
                                                                                                   ----              -----
(IN THOUSANDS OF DOLLARS)

NET CASH FLOWS FROM OPERATING ACTIVITIES................................................       $  9,678            $21,777

CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of other real estate...........................................................            222              1,752
   Investment and mortgage-backed securities available for sale:
     Proceeds from sales................................................................             34             18,374
     Proceeds from paydowns, maturities.................................................         60,053             10,348
     Purchases..........................................................................       (108,851)           (10,196)
   Investment and mortgage-backed securities held to maturity:
     Proceeds from paydowns, maturities.................................................         32,479             30,634
     Purchases..........................................................................        (24,021)           (35,640)
   Net increase in loans................................................................        (19,333)           (42,105)
   Proceeds from commercial and student loans sold......................................          4,362             10,779
   Net change in interest-bearing deposits
    with financial institutions.........................................................            362               (100)
   Purchases of premises and equipment..................................................         (3,032)            (1,579)
                                                                                               --------            -------
       Net cash from investing activities...............................................        (52,725)           (17,733)
                                                                                                                   -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends paid..................................................................         (3,691)              (633)
   Dissenting and fractional shares paid................................................             (9)                (8)
   Net increase in deposit accounts.....................................................          8,071             17,100
   Repayment of other borrowings........................................................                            (1,974)
   Net increase in repurchase agreements and federal funds purchased....................         56,759              6,731
   Net change in short-term FHLB advances...............................................        (18,500)           (13,550)
   Proceeds from long-term FHLB advances................................................          2,250              7,950
   Repayment of long-term FHLB advances.................................................        (16,227)            (8,953)
   Redemption of minority interest in subsidiary........................................            (25)               (25)
                                                                                             -----------         ---------
       Net cash from financing activities...............................................         28,628              6,638
                                                                                               ---------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS.................................................        (14,419)            10,682

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..........................................         35,820             28,553
                                                                                               --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................        $21,401            $39,235
                                                                                                =======            =======

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                            -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at September 30, 1996 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances and should be read in conjunction with the 1995 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1995.


The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the nine months ended September 30, 1996 and 1995, Bancshares paid interest in the amount of $23,584,000 and $21,284,000 respectively, and taxes in the amount of $5,583,000 and $5,161,000, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $12,200 for the nine months ended September 30, 1996 and $93,000 for the comparable period in 1995.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. The weighted average number of shares used in the computation for 1996 and 1995 was 5,390,622.

 Bancshares' Board of Directors declared a three-for-two stock split payable January 12, 1996 to shareholders of record December 31, 1995. All share and per share data have been retroactively adjusted to reflect the stock split and the Western Reserve merger which was accounted for as a pooling of interests.

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

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows at September 30, 1996.

(IN THOUSANDS OF DOLLARS)
                                                                  SEPTEMBER 30, 1996
                                                  ----------------------------------------------------
                                                                   GROSS          GROSS      ESTIMATED
                                                  AMORTIZED   UNREALIZED     UNREALIZED           FAIR
                                                       COST        GAINS         LOSSES          VALUE
                                                  ---------   ----------     ----------      ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                           $  6,516      $     3       $     (9)      $  6,510
U.S. Government agencies
   and corporations                                  27,007           40           (198)        26,849
Obligations of states and political
   subdivisions                                         100                                        100
Corporate and other securities                           22                                         22
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                165,921          357         (1,454)       164,824
   Agency collateralized mortgage obligations        13,667                        (353)        13,314
   Other                                              6,413            4                         6,417
                                                   --------      -------       --------       --------
   Total debt securities available for sale         219,646          404         (2,014)       218,036
Marketable equity securities                         10,946          788             (3)        11,731
                                                   --------      -------       --------       --------
   Total investment and mortgage-backed
   securities available for sale                   $230,592      $ 1,192       $ (2,017)      $229,767
                                                   ========      =======       ========       ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                           $ 27,330      $   132       $     (3)      $ 27,459
U.S. Government agencies and corporations               100                          (6)            94
Obligations of states and political
   subdivisions                                      17,398           48           (133)        17,313
Other                                                     5                                          5
                                                   --------      -------       --------       --------
   Total investment and mortgage-backed
   securities held to maturity                     $ 44,833      $   180       $   (142)      $ 44,871
                                                   ========      =======       ========       ========


                            CITIZENS BANCSHARES, INC.
                            -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows at December 31:

(IN THOUSANDS OF DOLLARS)
                                                                            1995
                                                   ---------------------------------------------------
                                                                    GROSS         GROSS      ESTIMATED
                                                   AMORTIZED   UNREALIZED    UNREALIZED           FAIR
                                                        COST        GAINS        LOSSES          VALUE
                                                   ---------   ----------    ----------      ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                            $  8,902      $    72       $    (1)      $  8,973
U.S. Government agencies
    and corporations                                  13,568           63            (5)        13,626
Corporate and other securities                           444                         (7)           437
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                135,323        1,031          (319)       136,035
    Agency collateralized mortgage obligations        10,463            9          (166)        10,306
    Other                                              7,605            8           (10)         7,603
                                                    --------      -------       -------       --------
      Total debt securities available for sale       176,305        1,183          (508)       176,980
Marketable equity securities                           6,125          620                        6,745
                                                    --------      -------       -------       --------
      Total investment and mortgage-backed
       securities available for sale                $182,430      $ 1,803       $  (508)      $183,725
                                                    ========      =======       =======       ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                            $ 35,300      $   422       $    (1)      $ 35,721
U.S. Government agencies and corporations                100                         (2)            98
Obligations of states and political
    subdivisions                                      17,280          183           (84)        17,379
 Other                                                   527           32                          559
                                                    --------      -------       -------       --------
      Total investment and mortgage-backed
       securities held to maturity                  $ 53,207      $   637       $   (87)      $ 53,757
                                                    ========      =======       =======       ========


                            CITIZENS BANCSHARES, INC.
                            -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at September 30, 1996 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

(IN THOUSANDS OF DOLLARS)
                                                                       AMORTIZED                 ESTIMATED
                                                                            COST                FAIR VALUE
                                                                       ---------                ----------
DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                             $     500                 $     501
   Due after one year through five years                                  12,100                    12,090
   Due after five years through ten years                                 21,045                    20,890
   Mortgage-backed securities                                            186,001                   184,555
                                                                       ---------                 ---------
     Total debt securities available for sale                          $ 219,646                 $ 218,036
                                                                       =========                 =========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                                               $20,889                   $20,934
   Due after one year through five years                                  12,814                    12,907
   Due after five years through ten years                                 11,130                    11,030
                                                                       ---------                 ---------
     Total debt securities held to maturity                              $44,833                   $44,871
                                                                       =========                 =========


For the nine month period ended September 30, 1996, securities available for sale with an amortized cost of $27,000 and fair market value of $34,000 were sold with gross gains of $7,000. Securities available for sale with an amortized cost of $18,337,000 and fair market value of $18,374,000 were sold for the nine month period ended September 30, 1995. These securities had related gross realized losses of $118,000 and gross realized gains of $155,000.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

NOTE 3 - LOANS

The loan portfolio at September 30, 1996 and December 31, 1995 was as follows:

(THOUSANDS OF DOLLARS)                                        SEPTEMBER 30,    December 31,
                                                                  1996             1995
                                                                  ----             ----
Commercial, financial and agricultural                           $ 227,112       $ 222,552
Real estate mortgage                                               250,847         251,223
Construction loans                                                   5,021           4,864
Consumer loans                                                      43,280          46,109
Real estate mortgage loans held for sale                            13,713           3,908
                                                                 ---------       ---------
   Total loans                                                   $ 539,973       $ 528,656
                                                                 =========       =========

Nonaccrual and past due loans
(IN THOUSANDS OF DOLLARS)                                        SEPTEMBER 30,   December 31,
                                                                      1996            1995
                                                                 ---------       ---------
Loans accounted for on a nonaccrual basis                        $   1,601       $   2,289
Loans past due more than 90 days and
 still accruing interest                                               861             464
                                                                 ---------       ---------
                                                                 $   2,462       $   2,753
                                                                 =========       =========


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the nine months ended
September 30, 1996 and 1995 was as follows:

(IN THOUSANDS OF DOLLARS)
                                                                      1996            1995
                                                                 ---------       ---------
Balance at January 1                                             $  10,283       $   9,861
Provision for loan losses                                            1,144           1,505
Recoveries                                                             953           1,037
Loans charged-off                                                   (1,493)         (1,627)
                                                                 ---------       ---------
Balance at September 30                                          $  10,887       $  10,776
                                                                 =========       =========



Information regarding impaired loans is as follows:
                                                                      NINE MONTHS ENDED
(IN THOUSANDS OF DOLLARS)                                        SEPTEMBER 30,   September 30,
                                                                 ------------    -------------
                                                                      1996            1995
Average investment in impaired loans                             $   3,892       $   4,505
Interest income recognized on impaired loans                           235             180
Interest income received on impaired loans                             176             173


                            CITIZENS BANCSHARES, INC.

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

(IN THOUSANDS OF DOLLARS)                 SEPTEMBER 30,        December 31,
                                                  1996                 1995
                                                  ----                 ----
Balance of impaired loans                       $3,012               $4,364
Specific allocation associated with
 impaired loans                                 $  524               $  764

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $915,000 and $1,827,000 at September 30, 1996 and December 31, 1995 respectively.



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

The ESOP shares were as follows:

(IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                                September 30, 1996
                                                                           -------------------------------
                                                                           Old Shares           New Shares
Allocated shares                                                               22,852                   69
Unallocated shares                                                              9,896               10,431
                                                                              -------               ------
   Total ESOP shares                                                           32,748               10,500
                                                                               ======               ======

                                               Loan Balance              Principal
              Shares         Price Per         September 30,            Reductions                  Interest
Year       Purchased             share                 1996              Remaining                      rate
----       ---------       -----------                 ----              ---------                      ----
1989          12,498               $ 8                $  25                      2             83%  of prime
1990          11,250                 9                   37                      3              prime + .44%
1992           9,000                11                   50                      4              prime +.125%
1995          10,500                24                  175                      6              prime +.125%
                                                       ----
                                                       $287

Share and per share information in the above tables have been adjusted to give effect to the three-for-two stock split.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------


NOTE 6 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning and Carroll and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $269,581,000 of loans at September 30, 1996, and are secured primarily by 1 - 4 family residences. Commercial real estate loans classified under the commercial, financial and agricultural line, comprised 18.08% of loans at September 30, 1996, and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $47,889,000 in such commitments at September 30, 1996.

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

Bancshares' subsidiary banks were required to have approximately $7,875,000 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at September 30, 1996. These balances do not earn interest.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at September 30, 1996 were:
(IN THOUSANDS OF DOLLARS)
                                                      MATURITY OR FIRST
Amount                            Rate                   Repricing date
------                            ----                   --------------
$30,800                           5.43%                            1996
 17,903                           5.04                             1997
  2,000                           5.45                             1998
  1,500                           5.96                             1999
-------
$52,203
=======

                                       13

                            CITIZENS BANCSHARES, INC.
                            -------------------------

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------


NOTE 9 - ACQUISITIONS

On December 31, 1995, Western Reserve Bank of Ohio, Lowellville, Ohio ("Western Reserve") became affiliated with Bancshares. The transaction resulted in the exchange of 2.625 of Bancshares common shares for each of Western Reserve's 160,000 shares of common stock outstanding, other than fractional shares which were paid in cash.

Effective October 11, 1996, Bancshares completed its affiliation with The Navarre Deposit Bank Company ("Navarre") and Navarre was merged with and into Citizens. Navarre has assets approximating $80 million with four offices in southwestern Stark County which will be operated as branches of Citizens.

The shareholders of Navarre received common stock of Bancshares having an aggregate value of $15,646,300, which equals $55.8786 for each of the 280,000 outstanding common shares of Navarre. The transaction was structured as a tax-free exchange of stock using the pooling-of-interest method of accounting. The exchange ratio at which Navarre's common stock was exchanged for Bancshares' common shares is 1.8106.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at September 30, 1996, compared to December 31, 1995, and the results of operations for the quarter and nine months ended September 30, 1996, as compared to the same period in 1995, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1996, was $10,478,000, compared to $9,067,000 for the same period in 1995. Bancshares' 15.6% increase in net income for the nine months ended September 30, 1996, compared to the same period in 1995, was due primarily to a 7.3% increase in net interest income and a 24.0% decrease in the provision for loan losses. Net income for the quarter ended September 30, 1996 was $3,336,000 compared to $3,159,000 for the same period in 1995. Bancshares' 5.6% increase was due primarily to a 6.4% increase in net income after the provision, reduced by a $694,000 SAIF assessment.

Earnings per common share for the nine months ended September 30, 1996, were $1.94, up 15.5% over the same period in 1995. Earnings per common share were reduced by $.03 due to nonrecurring items, which are discussed later.

The core earnings per common share for the three months ended September 30, 1996, of $.70 were reduced by $.08 per common share due to the nonrecurring item discussed below. Core earnings per common share for the third quarter of 1996 increased 12.9% over the third quarter of 1995.

On September 30, 1996, Congress passed, and the President signed, legislation that will recapitalize the Savings Association Insurance Fund ("SAIF"). This legislation resulted in a one-time after-tax assessment of $451,000 to Bancshares, or $.08 per common share. Bancshares' SAIF deposits were acquired with the Midland Buckeye Savings and Loan Association acquisition in 1990. Under the new law, Bancshares' SAIF deposit insurance premiums will drop to $.064 per $100 of deposits beginning January 1, 1997, from $.23 per $100 of deposits currently being assessed. This will save Bancshares approximately $200,000 in deposit insurance premiums per year.

The provision for loan losses of $1,144,000 for the nine months ended September 30, 1996, decreased $361,000 from the comparable period in 1995, primarily as a result of the lower level of nonperforming loans.

Also during the first nine months of 1996, Bancshares took a $260,000 after-tax charge related to the pending acquisition of Navarre and had nonrecurring after-tax income of $535,000, most of which resulted from the prepayment of a loan that was previously purchased at a discount.

Other operating expenses for the nine months ended September 30, 1996 decreased $843,000 or 14.4% due to decreased costs of the elimination of the back office operations of Western Reserve and decreased FDIC insurance premiums.

Return on average shareholders' equity for the first nine months of 1996 was 18.47% as compared to 18.33% for the same period in 1995. Return on average assets for the first nine months of 1996 increased to 1.73% as compared to 1.54% for the same period in 1995.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

NET INTEREST INCOME
(IN THOUSANDS OF DOLLARS)



                               NINE MONTHS ENDED       Nine months ended
                              SEPTEMBER 30, 1996      September 30, 1995
                              ------------------      ------------------
Net interest income                   $   29,434              $   27,438
Taxable equivalent adjustment                493                     464
                                      ----------              ----------
  Net interest income taxable         $   29,927              $   27,902
  equivalent                          ==========              ==========

Net interest margin                         5.05%                   4.85%
Taxable equivalent adjustment                .08                     .08
                                            ----                    ----
  Net interest margin taxable               5.13%                   4.93%
  equivalent                                ====                    ====


The net interest margin was calculated without annualizing the $650,000 discount recognized with the receipt of a prepayment of a loan that was previously purchased at a discount. Average gross earning assets increased $12,208,000 during the first three quarters of 1996, while the average rate earned on these assets increased from 8.59% at December 31, 1995 to 8.80% at September 30, 1996.


CHANGES IN FINANCIAL CONDITION

Total assets of $853,127,000 at September 30, 1996 increased $39,039,000 or 4.8% compared to year-end 1995. Total deposits and repurchase agreements at September 30, 1996 of $636,583,000 and $76,815,000, increased $8,071,000, and $56,759,000, respectively, from December 31, 1995. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale. Total loans totaled $539,973,000 at September 30, 1996, representing an increase of $11,317,000 or 2.1% since year-end 1995.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
                            OPERATIONS (CONTINUED).
                            -----------------------

NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .46% at September 30, 1996 as compared to .52% at December 31, 1995. The allowance for loan losses as a percentage of total loans increased at September 30, 1996 to 2.02% from 1.95% at December 31, 1995. Nonperforming loans as a percentage of the allowance for loan losses decreased to 22.61% at September 30, 1996, from 26.77% at December 31, 1995.

Other real estate totaled $302,000 at September 30, 1996, and $237,000 at December 31, 1995.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .13% of average loans in the first three quarters of 1996 as compared to .30% for the year ended December 31, 1995. This combined with the improved levels of nonperforming loans and the stabilization of loan growth during 1996, contributed to the decision to reduce the provision for loan losses.

LIQUIDITY

Bancshares' liquidity position remained strong during the third quarter of 1996. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $590,527,000 and were 109.4% of total loans at September 30, 1996. The core deposit levels at September 30, 1996 approximated the levels at year-end 1995.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At September 30, 1996, these assets totaled $251,494,000, an increase of $31,261,000 or 14.2% from December 31, 1995.

Management believes that Bancshares' liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and its capital base.

CAPITAL RESOURCES

Shareholders' equity totaled $78,927,000 at September 30, 1996, compared to $73,026,000 at December 31, 1995. The ratio of shareholders' equity to assets was 9.25% at September 30, 1996 and 8.97% at December 31, 1995, respectively. The increase in dividends paid for the nine month period ended 1996 and 1995 results from Bancshares paying dividends quarterly in 1996 verses semi-annually in 1995.


                                             SEPTEMBER 30, 1996         December 31, 1995
                                           ----------------------    ----------------------
                                              AMOUNT      PERCENT        Amount     Percent
                                              ------      -------        ------     -------
Tier 1 risk-based capital
  Actual                                   $79,261,000     15.82%    $72,170,000     14.93%
  Required                                  20,036,000      4.00      19,334,000      4.00
Total risk-based capital
  Actual                                   $85,579,000     17.09%    $78,212,000     16.18%
  Required                                  40,072,000      8.00      38,667,000      8.00


                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------


The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at September 30, 1996 and December 31, 1995.



                                  SEPTEMBER 30, 1996         December 31, 1995
Leverage Ratio                     AMOUNT   PERCENT           Amount   Percent
                                   ------   -------           ------   -------
  Actual                      $79,261,000      9.84%     $72,170,000     8.77%
  Minimum required             24,162,000      3.00       24,694,000     3.00
  Maximum required             40,270,000      5.00       41,157,000     5.00

The unrealized loss on securities available for sale, net of tax effect, was $536,000 at September 30, 1996, compared to an unrealized gain of $842,000 at December 31, 1995. The change of $1,378,000 is primarily attributable to the changing interest rate environment.


GENERAL

Several significant projects were completed in 1996, including the conversion of the former Western Reserve customer files to Citizens' computer system. This consolidation allows Bancshares to provide consistent customer reporting and is expected to yield significant cost savings. We also completed the consolidation of the Boardman offices of Citizens and Western Reserve.

The acquisition of Navarre on October 11, 1996 increased our Stark County presence and provides additional exposure in an area of expanding economic activity. The Navarre acquisition complements Citizens' existing loan production office in Canton, Ohio, which opened in December, 1995.

Bancshares received national attention in June 1996 as USBanker magazine published its ranking of the top- performing 200 mid-sized banks in the United States. Bancshares is ranked 9th. Criteria used to determine ranking included ratio of loans to deposits, measurement of capital, asset quality and profitability.

The Boards of Directors of Bancshares and Citizens named James McBane as Chairman on September 17, 1996. Mr. McBane has been a Director of Citizens since 1964 and of Bancshares since its inception. Bancshares has benefited from Mr. McBane's experience and leadership capabilities for many years, and these assets will be of even greater value in his increased capacity. In addition to Marty Adams' current positions as President and Chief Executive Officer, he was named Vice Chairman on September 17, 1996.

In order to meet our customers' changing needs, Citizens and First National Bank of Chester introduced several new products during the third quarter. A debit card, which serves as both an ATM card and a VISA check card, twenty-four hour banking for commercial customers, either by phone or by personal computer, and automated telephone bill pay for personal accounts were introduced during the third quarter. Bancshares continuously looks at technological advances in order to better meet customer needs.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Citizens Bancshares, Inc.

Date: November 12, 1996                   /s/ Marty E. Adams
      -----------------                   --------------------------
                                          Marty E. Adams
                                          President & Chief Executive Officer
                                          Vice Chairman


Date: November 12, 1996                   /s/ William L. White III
      -----------------                   --------------------------
                                          William L. White III
                                          Senior Vice President
                                          Chief Financial Officer

                            CITIZENS BANCSHARES, INC.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
---------------------------

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

ITEM 2.   CHANGES IN SECURITIES.

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

ITEM 5.   OTHER INFORMATION.

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                     Part II - Other Information - Continued
                     ---------------------------------------



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

          (3) Form of Indemnification Agreement between Citizens Bancshares, Inc. and Individual Directors, Officers or Representatives (incorporated by reference in Exhibit 10 (4) to the Form 10-K of Citizens Bancshares, for the fiscal year ended December 31,
               1989).

          (4) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams (incorporated by reference in Exhibit 10 (5) to the Form 10- K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1992).

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

          (9) Citizens Bancshares, Inc. Non-Statutory Stock Option and Stock Appreciation Rights Plan (incorporated by reference in Exhibit 10
               (11) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

          (10) The Employee Retirement Plan for Citizens Bancshares, Inc. (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

          (11) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Western Reserve Bank of Ohio (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No.33- 99036 of Citizens Bancshares, Inc.).

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

               None.