Form 10-K
period 1996-12-31
CITIZENS BANCSHARES INC /OH/
filed 1997-03-18
CIK 855876

                                                          Exhibit Index on
                                                                Page
                                                                Page 1 of  pages

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1996

                         Commission file number 0-18209
                            CITIZENS BANCSHARES,INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                          34-1372535
     ------------------------------                        -------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                        Identification No.)

     10 East Main Street, Salineville, Ohio               43945
     ---------------------------------------              -------------------
     (Address of principal executive offices)

     Registrant's telephone number,                       330-679-2328
     including area code                                  ------------

     Securities registered pursuant to Section 12(b) of the Act: None
                                                                 ----
     Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                      -------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---
         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         On March 12, 1997, there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding. As of the same date, the aggregate market value (based on the average of bid and asked prices) of Citizens Bancshares, Inc.'s Common Stock held by non-affiliates was $221,157,750.

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of Annual Report to Shareholders for the Year ended December 31, 1996 (incorporated into Parts I, II and IV of this Form 10-K).

         Portions of Citizens Bancshares, Inc.'s Proxy Statement dated February 14, 1997 (incorporated into Parts II and III of this Form 10-K).

Item 1.  BUSINESS
-----------------

(a)      General Development of Business
         -------------------------------

Citizens Bancshares, Inc. ("the Corporation") is a bank holding company organized in 1982 under the laws of the State of Ohio and registered with the Board of Governors of the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended. The Corporation has two wholly-owned subsidiary banks, a wholly-owned reinsurance company subsidiary and a wholly-owned courier company subsidiary.

THE CITIZENS BANKING COMPANY ("Citizens"), owned by the Corporation since 1982, was organized and chartered under the laws of the State of Ohio in 1902. Citizens is an insured bank under the Federal Deposit Insurance Act. This subsidiary accounts for approximately 96% of the Corporation's consolidated assets.

FIRST NATIONAL BANK OF CHESTER ("FNB"), owned by the Corporation since January 1, 1990, was organized and chartered as a national banking association under the laws of the United States on December 29, 1969 and formally opened for business on January 2, 1970. FNB is an insured bank under the Federal Deposit Insurance Act. This subsidiary accounts for approximately 4% of the Corporation's consolidated assets.

FREEDOM FINANCIAL LIFE INSURANCE COMPANY ("Freedom"), owned by the Corporation since August 1985, was organized and chartered under the laws of the State of Arizona in 1985. Freedom is a reinsurance company providing credit life and accident and health insurance coverage to Citizens' and FNB's loan customers. This subsidiary accounts for less than 1% of the Corporation's consolidated assets.

FREEDOM EXPRESS, INC. ("Express"), owned by the Corporation since 1994, was chartered under the laws of the State of Ohio in 1984. Express is a courier company formed to transport papers and documents between and among the states of Ohio, Pennsylvania and West Virginia. This subsidiary accounts for less than 1% of the Corporation's consolidated assets.

(b)      Industry Segment Information
         ----------------------------

The Corporation is a bank holding company engaged in the business of commercial and retail banking, which accounts for substantially all of its revenue, operating income and assets. Reference is made to the statistical information regarding the Corporation included elsewhere herein and to Item 8 of this Form 10-K for financial information about the Corporation's banking business.

(c)      Business
         --------

The Corporation's business is primarily incident to its two subsidiary banks. Its principal products and services involve collecting customer deposits, making loans and purchasing investments.

Interest and fees on loans accounted for 72.0% of total revenue in 1996, 70.6% in 1995 and 70.0% in 1994. Interest on securities is also a significant source of revenue, accounting for 21.4% of revenues in 1996, 22.6% in 1995 and 24.0% in 1994, respectively. Total cash and cash equivalents of $27,367,000 at year-end 1996 decreased $13,559,000 from year-end 1995. Citizens' loan portfolio does not include any foreign-based loans, loans to lesser developed countries, or loans to the corporation or its other subsidiaries.

The Corporation's business is not seasonal nor is it dependent upon a single or small group of customers. In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste clean-up.

The acquisition of The Navarre Deposit Bank Company in 1996 was accounted for as a pooling of interests. All prior periods have been restated to reflect the merger.

Competition-

The primary market area for Citizens is eastern Ohio and consists of all of Columbiana County, all of Carroll County, portions of Stark and Mahoning counties and the northern 75% of Jefferson County. A secondary market area is the southern portion of Jefferson County, the panhandle of West Virginia north of Follansbee, and a small portion of Pennsylvania south of Beaver and west of Darlington to the Ohio border.

FNB's primary market area is Hancock County, West Virginia, with overlap into the East Liverpool, Ohio market.

Citizens competes not only with other locally owned commercial banks and savings institutions, but with larger regional financial institutions in offering consumer and commercial financial service products.

FNB primarily competes with locally owned commercial banks, credit unions and savings institutions.

Employees-

The Corporation has no employees; however, Citizens and FNB employ approximately 355 full-time equivalents. The Corporation and its subsidiary banks are not parties to any collective bargaining agreements. Management considers its relationship with its employees to be good.

Financial Information about Foreign and Domestic Operations and Export Sales-

The Corporation and its subsidiaries do not have any banking offices located in a foreign country and with the exception of a $5,000 State of Israel bond, has no foreign assets, liabilities or related income and expense for the years presented in the financial statements incorporated by reference herein.

Supervision and Regulation-

Management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation.

The Corporation is a bank holding company under the Bank Holding Company Act of 1956, as amended, which restricts the activities of the Corporation and the acquisition by the Corporation of voting stock or assets of any bank, savings association or other company. The Corporation is also subject to the reporting requirements of, and examination and regulation by, the Board of Governors of the Federal Reserve Bank on transactions with affiliates, including any loans or extensions of credit to the bank holding company or any of its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of the bank holding company and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to the bank holding company and other subsidiaries. Banks and bank holding companies are prohibited from engaging in certain tie-in arrangements in connection with extensions of credit or provision of property or services.

Bank holding companies are also restricted in acquiring shares or substantially all of the assets of any bank located outside the state in which the operations of the holding company's banking subsidiaries are principally conducted. Such an acquisition must be specifically authorized by statute of the state of the bank whose shares or assets are to be acquired. Ohio laws permit interstate banking on a reciprocal basis. Bank holding companies and banks located in Ohio may acquire or organize bank holding companies and banks in other states; conversely, bank holding companies and banks in such states may acquire or organize bank holding companies or acquire or charter banks in Ohio if the other state enacts effective reciprocal legislation granting Ohio bank holding companies and banks the same or greater authority.

Banks-

As an Ohio chartered bank, Citizens is supervised and regulated by the Ohio Division of Financial Institutions. As a national bank, FNB is supervised and regulated by the Comptroller of the Currency. The deposits of Citizens and FNB are insured primarily by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and both entities are subject to the applicable provisions of the Federal Deposit Insurance Act. Approximately $131,900,000 of Citizens' deposits are insured by the Savings Association Insurance Fund of the FDIC. A subsidiary of a bank holding company can be liable for reimbursing the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC insured subsidiary of the bank holding company or FDIC assistance provided to such subsidiary is in danger of default.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Citizens and FNB, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest rate which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, limitations on payment of dividends and limitations on branching.

The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies and for state member banks. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance sheet items to broad risk categories. FNB is subject to similar capital requirements adopted by the Comptroller of the Currency, and Citizens is subject to similar capital requirements adopted by the FDIC and the Ohio Division of Financial Institutions.

The Corporation and its subsidiaries currently satisfy all regulatory capital requirements. Failure to meet the capital guidelines could subject a banking institution to a variety of enforcement remedies available to federal regulatory authorities, including the termination of deposit insurance by the FDIC.

            CERTAIN STATISTICAL INFORMATION REGARDING THE CORPORATION
            ---------------------------------------------------------

         The following schedules present, for the periods indicated, certain financial and statistical information relative to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3,

"Statistical Disclosure By Bank Holding Companies," or a specific reference as to the location of the required disclosures in the Corporation's 1996 Annual Report to Shareholders (Exhibit 13), portions of which are incorporated in this Form 10-K by reference.

I. A. and B.  AVERAGE BALANCE SHEET AND RELATED ANALYSIS OF NET INTEREST
              ----------------------------------------------------------
              EARNINGS:
              ---------

         The information set forth under the heading "Financial Review -- Average Balance Sheets and Related Yields and Rates" on page 30 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

C.       INTEREST RATES AND INTEREST DIFFERENTIAL RATE VOLUME ANALYSIS OF
         ----------------------------------------------------------------
         CHANGES IN INTEREST INCOME AND INTEREST EXPENSE:
         ------------------------------------------------

         The information set forth on page 31 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO
         --------------------
A. The amortized costs, unrealized gains and losses and estimated fair values are as follows at December 31:

                                                                            1996
                                                     -------------------------------------------------
                                                                     GROSS         GROSS     ESTIMATED
(dollars in thousands)                               AMORTIZED  UNREALIZED    UNREALIZED          FAIR
                                                          COST       GAINS        LOSSES         VALUE
                                                      --------     -------      --------      --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                              $ 11,001     $    80      $     (9)     $ 11,072
U.S. Government agencies and corporations               27,279         379           (77)       27,581
Obligations of states and political subdivisions           100                                     100
Corporate and other securities                              14                                      14
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                   164,027         838          (641)      164,224
   Agency collateralized mortgage obligations           19,200                      (269)       18,931
   Other                                                 6,076           7            (7)        6,076
                                                      --------     -------      --------      --------
     Total debt securities available for sale          227,697       1,304        (1,003)      227,998
Marketable equity securities                            11,452         943           (18)       12,377
                                                      --------     -------      --------      --------
     Total securities available for sale              $239,149     $ 2,247      $ (1,021)     $240,375
                                                      ========     =======      ========      ========
SECURITIES HELD TO MATURITY:
U.S. Treasury securities                              $ 42,342     $   132      $    (13)     $ 42,461
U.S. Government agencies and corporations                  100                        (2)           98
Obligations of states and political  subdivisions       22,783         189           (82)       22,890
Other                                                        5                                       5
                                                      --------     -------      --------      --------
    Total securities held to maturity                 $ 65,230     $   321      $    (97)     $ 65,454
                                                      ========     =======      ========      ========

       --------------------------------

                                                                          1995
                                                    ------------------------------------------------
                                                                    GROSS        GROSS     ESTIMATED
(dollars in thousands)                              AMORTIZED  UNREALIZED   UNREALIZED          FAIR
                                                         COST       GAINS       LOSSES         VALUE
                                                     --------     -------      -------      --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                             $  8,902     $    72      $    (1)     $  8,973
U.S. Government agencies and corporations              30,657         202          (73)       30,786
Corporate and other securities                            444                       (7)          437
Obligations of states and political subdivisions        5,931         148          (60)        6,019
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                  135,323       1,031         (319)      136,035
   Agency collateralized mortgage obligations          10,463           9         (166)       10,306
   Other                                                7,605           8          (10)        7,603
                                                     --------     -------      -------      --------
     Total debt securities available for sale         199,325       1,470         (636)      200,159
Marketable equity securities                            6,209         620                      6,829
                                                     --------     -------      -------      --------
     Total securities available for sale             $205,534     $ 2,090      $  (636)     $206,988
                                                     ========     =======      =======      ========
SECURITIES HELD TO MATURITY:
U.S. Treasury securities                             $ 35,300     $   422      $    (1)     $ 35,721
U.S. Government agencies and corporations                 100                       (2)           98
Obligations of states and political subdivisions       17,779         183         (102)       17,860
Other                                                     527          32                        559
                                                     --------     -------      -------      --------
     Total securities held to maturity               $ 53,706     $   637      $  (105)     $ 54,238
                                                     ========     =======      =======      ========

       -------------------------------

                                                                        1994
                                                    -----------------------------------------------
                                                                   GROSS        GROSS     ESTIMATED
                                                    AMORTIZED UNREALIZED   UNREALIZED          FAIR
(dollars in thousands)                                   COST      GAINS       LOSSES         VALUE
                                                     --------      -----     --------      --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                             $ 14,923                $   (392)     $ 14,531
U.S. Government agencies and corporations               6,065                    (191)        5,874
Obligations of states and political subdivisions       10,282     $  30          (597)        9,715
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                   60,713         8        (3,612)       57,109
   Agency collateralized mortgage obligations          16,638                    (973)       15,665
   Other                                                  291                                   291
                                                     --------     -----      --------      --------
     Total debt securities available for sale         108,912        38        (5,765)      103,185

Marketable equity securities                            5,876        54                       5,930
                                                     --------     -----      --------      --------
     Total securities available for sale             $114,788     $  92      $ (5,765)     $109,115
                                                     ========     =====      ========      ========
SECURITIES HELD TO MATURITY:
U.S. Treasury securities                             $ 20,277     $   2      $   (315)     $ 19,964
U.S. Government agencies and corporations              19,813         5          (944)       18,874
Obligations of states and political subdivisions       12,939        32          (747)       12,224
Corporate and other securities                          2,848                     (47)        2,801
Mortgage-backed securities
 GNMA, FHLMC and FNMA certificates                    116,859         8        (7,654)      109,213
 Other                                                    555                                   555
                                                     --------     -----      --------      --------
     Total securities held to maturity               $173,291     $  47      $ (9,707)     $163,631
                                                     ========     =====      ========      ========

    --------------------------------

B. The following is a schedule of maturities or next rate adjustment date of securities available for sale and the related weighted average yield as of December 31, 1996. This schedule is prepared using estimated fair value except for the yields which are calculated using the amortized cost of the related securities. Equity securities of $12,377,000 have been excluded from this schedule.

MATURITY OR NEXT RATE ADJUSTMENT DATE
(dollars in thousands)

                                    0-3 MONTHS         3 MOS -1 YR            1-5 YRS             5-10 YRS           OVER 10 YRS
                                 AMOUNT      YIELD   AMOUNT      YIELD     AMOUNT    YIELD   AMOUNT      YIELD     AMOUNT    YIELD
                                 ------      -----   ------      -----     ------    -----   ------      -----     ------    -----
U.S. Treasury                                        $ 5,516      5.84% $  5,556      6.11%
U.S. Government agencies
 and corporations                                                          3,231      6.32   $23,856      7.36%   $    494  7.50%
Obligations of states and
  political subdivisions                                                                         100      7.00
Other securities                                                              14      4.13
                                                     -------             -------              ------               -------
Total investment securities                            5,516      5.84     8,801      6.18    23,956      7.36         494   7.50
Mortgage-backed securities       $11,501      6.06%   58,739      6.71    37,222      6.32    11,482      6.47      70,287   7.13
                                 -------             -------             -------              ------               -------
Total securities available
  for sale                       $11,501      6.06%  $64,255      6.64%  $46,023      6.29%  $35,438      7.07%    $70,781   7.13%
                                 =======             =======             =======             =======               =======


The following is a schedule of maturities or next rate adjustment date of each category of securities held to maturity and the related weighted average yield as of December 31, 1996. This schedule is prepared with the amortized cost of a security maturing or being placed within the time bracket at the next interest rate adjustment without regard to principal repayment.

MATURITY OR NEXT RATE ADJUSTMENT DATE
(dollars in thousands)

                                  0-3 MONTHS          3 MOS-1YR             1-5 YRS              5-10 YRS         OVER 10 YRS
                               AMOUNT     YIELD    AMOUNT     YIELD    AMOUNT     YIELD      AMOUNT     YIELD   AMOUNT     YIELD
                               ------     -----    ------     -----    ------     -----      ------     -----   ------     -----
U.S. Treasury                 $19,380      5.06%  $12,474      6.70%  $10,488      6.69%
U.S. Government agencies
  and corporations                                                                          $   100      6.40%
Obligations of states and
  political subdivisions          201      8.63       671      8.41     9,646      7.51      11,680      7.46     $585      8.60%
Other securities                                                            5      5.50
                              -------             -------             -------               -------               ----

Total investment securities   $19,581      5.10%  $13,145      6.79%  $20,139      7.08%    $11,780      7.45%    $585      8.60%
                              =======             =======             =======               =======               ====

     --------------------------------

         The weighted average yield is based on the effective yield for all bonds. The yields on the tax exempt portfolio have been adjusted for a tax equivalency rate of 35%. Mortgage-backed securities have been classified at their final stated maturity date, except for variable rate securities which are classified at their next rate adjustment date.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of consolidated shareholders' equity of the Corporation at December 31, 1996.

III. LOAN PORTFOLIO
     --------------

A. TYPES OF LOANS - Total loans on the consolidated balance sheet are comprised of the following classifications at December 31.

(dollars in thousands)

                                   1996         1995         1994         1993         1992
                                   ----         ----         ----         ----         ----
Commercial, financial
     and agricultural          $254,304     $232,506     $193,310     $159,347     $162,605
Real estate mortgage            280,779      281,060      280,278      274,210      245,727
Construction                      4,704        6,202        6,494        7,160        5,233
Consumer                         48,269       51,098       50,414       53,267       55,701
Real estate mortgage loans
      held for sale               7,191        3,908          584        9,154        5,700
                               --------     --------     --------     --------     --------
      Total Loans              $595,247     $574,774     $531,080     $503,138     $474,966
                               ========     ========     ========     ========     ========

B. MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES - The following is a schedule of maturities and sensitivities of loans to changes in interest rates, excluding $1,158,000 in nonaccrual loans as of December 31, 1996:

MATURING OR NEXT RATE ADJUSTMENT DATE - - - -

                                           3 MONTHS                               AFTER
                                            THROUGH       ONE THROUGH              FIVE
(dollars in thousands)  0-3 MONTHS         ONE YEAR        FIVE YEARS             YEARS             TOTAL
                        ----------         --------        ----------             -----             -----
Fixed rate                $ 12,681          $ 7,072          $ 41,368          $203,744          $264,865
Variable rate              194,650           25,419           109,155                             329,224
                          --------          -------          --------          --------          --------
  Total                   $207,331          $32,491          $150,523          $203,744          $594,089
                          ========          =======          ========          ========          ========

         --------------------------

C.       Risk Elements
         -------------

         1) Nonaccrual, Past Due and Restructured Loans at December 31.

(dollars in thousands)                                1996             1995              1994             1993              1992
                                                      ----             ----              ----             ----              ----
(a)      Loans accounted for on
         a nonaccrual basis                         $1,158           $2,593            $2,992           $3,152            $4,340

(b)      Accruing loans which are
         contractually past due 90
         days or more as to interest
         or principal payments                         674              549             2,152            1,298             1,278

(C)      Loans which are "troubled
         debt restructurings" as
         defined in Statement of
         Financial Accounting
         Standards No. 15 (exclusive
         of loans in (a) or (b) above)                 418              825                                317
                                                    ------           ------            ------           ------            ------
         Total                                      $2,250           $3,967            $5,144           $4,767            $5,618
                                                    ======           ======            ======           ======            ======

(dollars in thousands)
                                                                                         1996
                                                                                         ----
Gross interest income that would have been
 recorded on nonaccrual loans in the
 period if the loans had been current, in accordance
 with their original terms and had been
 outstanding throughout the period or since
 origination, if held for part of the period                                             $146

Less:

Interest income actually recorded on nonaccrual
 loans and included in net income for the period                                           33
                                                                                         ----
Interest income not recognized during the period                                         $113
                                                                                         ====

         -------------------------

(dollars in thousands)
Information regarding impaired loans at December 31:

                                                                  1996         1995
                                                                  ----         ----
Balance of impaired loans at December 31,                      $ 3,116      $ 4,610
Less portion for which no allowance for loan losses
  is allocated                                                    (386)      (1,608)
                                                               -------      -------
Portion of impaired loan balance for which an allowance
  for credit losses is allocated                               $ 2,730      $ 3,002
                                                               =======      =======
Portion of allowance for loan losses allocated to the
  impaired loan balance at December 31,                        $   416      $   864
                                                               =======      =======
Average investment in impaired loans during the year           $ 3,801      $ 4,532
                                                               =======      =======
Interest income recognized on impaired loans including
  interest income recognized on cash basis during the year     $   327      $   258
                                                               =======      =======
Interest income recognized on impaired loan on cash basis
  during the year                                              $   239      $   241
                                                               =======      =======


1) The policy for placing loans on nonaccrual status is to cease accruing interest on loans when management believes that the collection of interest is doubtful, or when loans are past due as to principal and interest ninety days or more, except that in certain circumstances interest accruals are continued on loans deemed by management to be fully collectible. In such cases, the loans are individually evaluated in order to determine whether to continue income recognition after ninety days beyond the due dates. When loans are charged-off, any interest accrued in the current fiscal year is charged against interest income.

2) Potential Problem Loans - As of December 31, 1996, there were approximately $2,060,000 of loans representing the remaining balances of loans classified as substandard for regulatory purposes that have not been disclosed in Item III C. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. These loans do not represent trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

3) Foreign Outstandings - There were no foreign outstandings for any year presented.

4) Loan Concentrations - As of December 31, 1996, there were no concentrations of loans greater than 10% of total loans which were not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to Note 1 to the Consolidated Financial Statements regarding concentration of credit risk on page 17 of the 1996 Annual Report to Shareholders incorporated herein by reference. Citizens provided financing to enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. Such loans totaled approximately $65,464,000 at December 31, 1996. The source of repayment for these loans is the underlying pools of residential mortgage and consumer debt which represent diverse loan types and geographic distribution.

         --------------------------

5) No material amount of loans classified during Citizens' and FNB's most recent regulatory examinations as loss, substandard, doubtful or special mention have been excluded from the amounts discussed as nonaccrual, past due ninety days or more, restructured or potential problem loans.

D. OTHER INTEREST BEARING ASSETS - As of December 31, 1996, there were no other interest bearing assets that would be required to be disclosed under
     Item III.C.1. if such assets were loans.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE
     -------------------------------

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(dollars in thousands)                       1996            1995            1994            1993            1992
                                             ----            ----            ----            ----            ----
LOANS
-----
Average loans outstanding
 during period (1)                      $ 580,616       $ 543,285       $ 510,219       $ 487,152       $ 467,300
                                        =========       =========       =========       =========       =========
ALLOWANCE FOR LOAN LOSSES
-------------------------
Balance at the beginning of
 the period                             $  10,895       $  10,393       $   9,728       $   7,889       $   5,782

Loans charged-off:
 Commercial and
  agricultural loans                         (588)         (1,325)         (1,609)         (2,134)         (2,162)
 Real estate-mortgage loans                  (668)           (549)           (346)           (197)           (797)
 Consumer loans                            (1,188)           (878)           (966)           (647)         (1,177)
 Loans secured by leases                                                                                     (254)
                                        ---------       ---------       ---------       ---------       ---------
     Total loans charged-off               (2,444)         (2,752)         (2,921)         (2,978)         (4,390)
                                        ---------       ---------       ---------       ---------       ---------
Recoveries:
 Commercial and agricultural
   loans                                      866             706             829             856           1,076
 Real estate-mortgage loans                    70             214             101              62              43
 Consumer loans                               349             310             291             298             297
 Loans secured by leases                                                                       28              17
                                        ---------       ---------       ---------       ---------       ---------
     Total loan recoveries                  1,285           1,230           1,221           1,244           1,433
                                        ---------       ---------       ---------       ---------       ---------
 Net loans charged-off                     (1,159)         (1,522)         (1,700)         (1,734)         (2,957)
                                        ---------       ---------       ---------       ---------       ---------
 Provision charged to
  operating expense                         1,614           2,024           2,365           3,573           5,064
                                        ---------       ---------       ---------       ---------       ---------
Balance at the end of
 the period                             $  11,350       $  10,895       $  10,393       $   9,728       $   7,889
                                        =========       =========       =========       =========       =========

Ratio of net charge-offs to average
 loans outstanding for the period             .20%            .28%            .33%            .36%            .63%


----------------------
(1) Net of unearned income.

         -------------------------------------------

         The allowance for loan losses balance and the provision charged to expense are determined by management based upon periodic reviews of the loan portfolio, prior loan loss experience, economic conditions and various other circumstances which are subject to change over time. In making this judgment, management reviews selected large loans, delinquent loans, nonaccrual loans and problem loans. The collectibility of these loans is evaluated after considering the current financial position of the borrower, the estimated market value of the collateral and guarantees, and the priority of the Corporation's lien position. Subjective judgments as to the probability of loss and the amount of such loss are formed on these loans, as well as other loans in the aggregate.

B. The following schedule is a breakdown of the allowance for loan losses allocated by type of loan and related percentages.

                                                                                                      Percentage of
                                                                                                      Loans in Each
                                                                       Allowance                       Category to
                                                                         Amount                        Total Loans
                                                                       ---------                       -------------
(dollars in thousands)
December 31, 1996
 Commercial, financial and agricultural                                  $ 1,119                           42.7%
 Real estate - mortgage                                                      789                           47.2
 Real estate - construction                                                                                  .8
 Consumer                                                                    636                            8.1
 Unallocated                                                               8,806
 Real estate mortgage loans
  held for sale                                                                                             1.2
                                                                         -------                          -----
     Total                                                               $11,350                          100.0%
                                                                         =======                          =====
December 31, 1995
 Commercial, financial and agricultural                                  $ 2,088                           40.5%
 Real estate - mortgage                                                      546                           48.9
 Real estate - construction                                                                                 1.0
 Consumer                                                                    669                            8.9
 Unallocated                                                               7,592
 Real estate mortgage loans
  held for sale                                                                                              .7
                                                                         -------                          -----
     Total                                                               $10,895                          100.0%
                                                                         =======                          =====
December 31, 1994
 Commercial, financial and agricultural                                  $ 2,926                           36.4%
 Real estate - mortgage                                                      908                           52.8
 Real estate - construction                                                   58                            1.2
 Consumer                                                                    589                            9.5
 Unallocated                                                               5,912
 Real estate mortgage loans
  held for sale                                                                                              .1
                                                                         -------                          ------
     Total                                                               $10,393                          100.0%
                                                                         =======                          ======

         -------------------------------------------

(dollars in thousands)                                      Percentage of
                                                            Loans in Each
                                               Allowance    Category to
                                                 Amount     Total Loans
                                               ---------    -----------
December 31, 1993
 Commercial, financial and agricultural          $3,812           31.7%
 Real estate - mortgage                             937           54.5
 Real estate - construction                                        1.4
 Consumer                                           893           10.6
 Unallocated                                      4,086
 Real estate mortgage loans
  held for sale                                                    1.8
                                                 ------          -----
     Total                                       $9,728          100.0%
                                                 ======          =====
December 31, 1992
 Commercial, financial and agricultural          $4,016           34.2%
 Real estate - mortgage                             403           51.8
 Real estate - construction                                        1.1
 Consumer                                           632           11.7
 Unallocated                                      2,838
 Real estate mortgage loans
  held for sale                                                    1.2
                                                 ------          -----
     Total                                       $7,889          100.0%
                                                 ======          =====

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS
     --------

The following is a schedule of average deposit amounts and average rates paid on each category for the period indicated:

                                       AVERAGE AMOUNTS OUTSTANDING                           AVERAGE RATE PAID
                                          YEAR ENDED DECEMBER 31,                         YEAR ENDED DECEMBER 31,
                                 ----------------------------------------          -----------------------------------
                                 1996              1995              1994          1996           1995           1994
                                 ----              ----              ----          ----           ----           ----
(dollars in thousands)

Noninterest-bearing
 demand deposits             $ 63,951          $ 61,487          $ 58,434
Interest-bearing
 demand deposits               88,963            92,377            83,970          2.23%          2.27%          2.39%
Savings deposits              243,635           254,011           303,210          3.17           3.42           3.22
Time deposits                 310,252           274,138           236,302          5.51           5.37           4.36
                             --------          --------          --------
     Total                   $706,801          $682,013          $681,916
                             ========          ========          ========

     ---------------------

The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 1996:

(dollars in thousands)

                              DECEMBER 31, 1996
                              -----------------
Three months or less               $30,569
Three through six months             6,912
Six through twelve months            7,427
Over twelve months                   9,693
                                   -------
  Total                            $54,601
                                   =======

VI.           RETURN ON EQUITY AND ASSETS
              ---------------------------

              The information required by this section is set forth under the heading "Selected Financial Data" on pages 28 and 29 of the Corporation's 1996 Annual Report to Shareholders and is incorporated herein by reference.

VII.          SHORT-TERM BORROWINGS
              ---------------------

              The following table sets forth certain information relative to the securities sold under agreements to repurchase and Federal funds purchased. Generally, repurchase agreements are sold to local government entities and businesses and have maturity terms of overnight to 30 days. Federal funds purchased generally have overnight terms.

                                                             DECEMBER 31,
                                                             ------------
                                               1996              1995              1994
                                               ----              ----              ----
(dollars in thousands)

Total securities sold under agree-
 ment to repurchase and Federal
 funds purchased at period-end              $87,939           $20,536           $28,974

Weighted average interest
 rate at period-end                            6.08%             5.12%             4.99%

Maximum outstanding at any
 month-end during the year                  $87,939           $39,526           $28,974

Average amount outstanding                   43,952            31,254            32,125

Weighted average rates during
 the year                                      5.22%             5.52%             3.87%

Item 2.       PROPERTIES

The Corporation does not own any properties. Citizens owns the properties listed below. All properties owned by Citizens are free from any major encumbrances.

     Location                                                                 Principal Use
     --------                                                                 -------------
     Salineville Office                                                        Branch Office
     50 East Main Street
     Salineville, Ohio

     Richmond Office                                                           Branch Office
     Main Street
     Richmond, Ohio

     Bergholz Office                                                           Branch Office
     256 Second Street
     Bergholz, Ohio

     Wellsville 39 Office                                                      Storage Facility
     41985 State Route 39
     Wellsville, Ohio

     Island Creek Office                                                       Branch Office
     State Route 213
     Steubenville, Ohio

     Wellsville Downtown Office                                                Branch Office
     1210 Main Street
     Wellsville, Ohio

     Carrollton Downtown Office                                                Branch Office
     111 Second Street, S.W.
     Carrollton, Ohio

     Carrollton Trump Office                                                   Branch Office
     1045 Trump Road
     Carrollton, Ohio

     East Palestine Office                                                     Branch Office
     187 North Market Street
     East Palestine, Ohio


     Location                                                              Principal Use
     --------                                                              -------------
     East Palestine Office                                                 Branch Office
     76 East Main Street
     East Palestine, Ohio

     Washingtonville Office                                                Branch Office
     795 West Main Street
     Washingtonville, Ohio

     Salem West Office                                                     Branch Office
     193 South Lincoln Avenue
     Salem, Ohio

     Salem East Office                                                     Branch Office
     2525 Southeast Boulevard
     Salem, Ohio

     Steubenville Office                                                   Branch Office
     127 South Fourth Street
     Steubenville, Ohio

     Lisbon North Office                                                   Branch Office
     7470 SR 45
     Lisbon, Ohio

     Lisbon Firestone Office                                               Branch Office
     24 North Park Avenue
     Lisbon, Ohio

     Kaiser Building                                                       Storage Facility
     10 East Main Street
     Salineville, Ohio

     Central Office                                                        Data Processing
     70 East Main Street
     Salineville, Ohio

     Baker Building                                                        Legal Department
     66 East Main Street
     Salineville, Ohio

     Location                                                              Principal Use
     --------                                                              -------------
     Rawlings Building                                                     Loan Servicing Center
     110 East Main Street
     Salineville, Ohio

     Thompson Building                                                     Programming and Audit
     60 East Main Street                                                   Department Offices
     Salineville, Ohio

     Johnson Building                                                      Administrative
     10 East Main Street
     Salineville, Ohio

     Hart Building                                                         Storage Facility
     23 East Main Street
     Salineville, Ohio

     Leetonia Office                                                       Branch Office
     243 Main Street
     Leetonia, Ohio

     Alliance Office (Downtown)                                            Branch Office
     101 East Main Street
     Alliance, Ohio

     Minerva Office                                                        Branch Office
     622 East Lincolnway
     Minerva, Ohio

     Alliance (Carnation Mall) Office                                      ATM Office
     2490 West State Street
     Alliance, Ohio

     Sebring Office                                                        Branch Office
     146 East Ohio Avenue
     Sebring, Ohio

     Columbiana Office                                                     Branch Office
     104 South Main Street
     Columbiana, Ohio


     Location                                                              Principal Use
     --------                                                              -------------
     New Garden Office                                                     Branch Office
     7346 State Route  9
     Hanoverton, Ohio

     New Waterford Office                                                  Branch Office
     3761 Silliman Street
     New Waterford, Ohio

     Boardman Office                                                       Branch Office
     80 Boardman-Poland Road
     Boardman, Ohio

     Boardman Office                                                       Closed Branch Office
     7295 Market Street
     Boardman, Ohio

     Lowellville Office                                                    Branch Office
     102 East Water Street
     Lowellville, Ohio

     Navarre Office                                                        Branch Office
     15 North Main Street
     Navarre, Ohio

     Plains Office                                                         Branch Office
     5150 Erie Avenue , SW
     Navarre, Ohio

     Brewster Office                                                       Branch Office
     301 Wabash Avenue
     Brewster, Ohio

     Richville Office                                                      Branch Office
     6248 Navarre Road, SW
     Canton, Ohio

Citizens also leases six offices located in Alliance, Canton, Wintersville, East Liverpool, Boardman and Struthers, Ohio.

FNB owns its one branch located at 253 Carolina Avenue, Chester, West Virginia. In the opinion of management, the properties owned or leased by Citizens and FNB are suitable and adequate for the continuing operations of the Corporation and its subsidiaries.

Item 3.       LEGAL PROCEEDINGS.
              ------------------

There is no pending litigation, other than routine litigation incidental to the business of the Corporation and its affiliates, or of a material nature involving or naming the Corporation or any of its affiliates as a defendant. Further, there are not material legal proceedings in which any director, executive officer, principal shareholder or affiliate of the Corporation is a party or has a material interest which is adverse to the Corporation or any of its affiliates. None of the routine litigation in which the Corporation or any of its affiliates are involved is expected to have a material adverse impact upon the financial position or results of operations of the Corporation or any of its affiliates.

Item 4.       SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS.
              ---------------------------------------------------

No matters were submitted to a vote of the Corporation's security- holders during the fourth quarter of 1996.

                                     PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              -------------------------------------------------------------
              MATTERS.
              --------

The information set forth under the heading "Common Stock" on page 35 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

Item 6.       SELECTED FINANCIAL DATA.
              ------------------------

The information set forth under the heading "Selected Financial Data" on pages 28 and 29 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATION.
              ---------------------

The information set forth under the heading "Financial Review" on pages 29 through 35 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13). Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation. Management is not aware of any current recommendations by the Corporation's, Citizens' or FNB's regulatory authorities which, if they were to be implemented, would have such an effect.

Any loans classified for regulatory purposes as loss, doubtful, substandard or special mention and not disclosed under Item III of Industry Guide 3 on pages 10, 11 and 12 of this Form 10-K do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Any such loans also do not represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
              --------------------------------------------

The information set forth under the headings listed below on pages 12 through 28 of the Corporation's 1996 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

     Consolidated Balance Sheets  -  December 31, 1996 and 1995
     Consolidated Statements of Income - Three Years Ended December 31, 1996, 1995 and 1994
     Consolidated Statements of Changes in Shareholders' Equity - Three Years Ended December 31, 1996
     Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994
     Notes to the Consolidated Financial Statements
     Report of Independent Auditors

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              ---------------------------------------------------------------
              FINANCIAL DISCLOSURE.
              ---------------------

There has been no change in accountants for the applicable reporting period and there were no disagreements with accountants on accounting and financial disclosure.

                                    PART III

Information relating to the following items is included in the Corporation's definitive Proxy Statement, dated February 14, 1997, for its Annual Meeting of Shareholders to be held on March 27, 1997 filed with the Commission, the following portions of which are incorporated herein by reference:

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
              ---------------------------------------------------

Set forth under the headings "Election of Directors", "Identification of Executive Officers", and "Section 16 Late Filings" on pages 1-2, 6 and 15, respectively, of the Corporation's Proxy Statement.

Item 11.      EXECUTIVE COMPENSATION.
              -----------------------

Set forth under the headings "Bancshares Personnel and Compensation Committee and Citizens Personnel and Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", "Compensation Pursuant to Plans", "Pension Plan Table", "Option/SAR Grants in 1996", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values" and "Performance Graph" on page 3, 4, 7, 8, 9-11, 11, 12-13, 13 and 14 respectively, of the Corporation's Proxy Statement.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              ---------------------------------------------------------------

Set forth under the heading "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" on pages 5 and 6 of the Corporation's Proxy Statement.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
              -----------------------------------------------

Set forth under the heading "Transactions with Bancshares" on page 9 of the Corporation's Proxy Statement.

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
                  --------------------------------------------------------
                  FORM 10-K.
                  ----------

(a)      The following documents are filed as part of this report:

1. Financial Statements - The following consolidated financial statements of the Corporation contained on pages 12 through 28 of the Corporation's 1996 Annual Report to Shareholders (Exhibit 13) are incorporated herein by reference under Item 8 of this Form 10-K:

         Consolidated Balance Sheets - December 31, 1996 and 1995
         Consolidated Statements of Income - Years Ended December 31, 1996, 1995 and 1994
         Consolidated Statements of Changes of Shareholders' Equity - Three Years Ended December 31, 1996
         Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994
         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

2. Financial Statement Schedules are omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3. Exhibits -- Reference is made to the Exhibit Index which is found on page 25 of this Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:        s/Marty E. Adams
           -----------------------------
           Marty E. Adams
           President and Chief Executive Officer

And By:    s/William L. White III
           -----------------------------
           William L. White III
           Senior Vice President, Chief Financial Officer

And By:    s/Paula Meiler
           -----------------------------
           Paula Meiler, Comptroller

Date:  March 7, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 7th day of March 1997.

s/James C. McBane
--------------------------------
James C. McBane, Chairman

s/Marty E. Adams
--------------------------------
Marty E. Adams, Director
President, Chief Executive Officer

s/Keith Burgett
--------------------------------
Keith Burgett, Director

s/Willard L. Davis
--------------------------------
Willard L. Davis, Director

--------------------------------
Fred H. Johnson, Director

s/Fred H. Johnson, III
--------------------------------              ----------------------------
Fred H. Johnson, III, Director                Kenneth E. McConnell, Director

--------------------------------              ----------------------------
Glenn F. Thorne, Director                     Gerard P. Mastroianni, Director

EXHIBIT INDEX
-------------

The following Exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT 3         Articles of Incorporation and by-laws

                  (1)      Registrant's Fourth Amended Articles of
                           Incorporation.

                  (2) Registrant's Regulations, as amended (incorporated by reference in Exhibit 3 (2) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

EXHIBIT 10        Material Contracts

                  (1) The Citizens Bancshares, Inc. Profit-Sharing Plan and Trust (formerly known as the CBC Salineville Profit Sharing Plan and Trust) (incorporated by reference in
                           Exhibit 10(2) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

                  (2) Citizens Bancshares, Inc. Employee Stock Ownership Plan (incorporated by reference in Exhibit 10(3) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

                  (3) Form of Indemnification Agreement between Citizens Bancshares, Inc. and Individual Directors, Officers or Representatives (incorporated by reference in Exhibit 10(4) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1989.)

                  (4) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams (incorporated by reference in Exhibit 10(5) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31 1992.

                  (5) Amendment to Executive Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams (incorporated by reference in Exhibit 10(8) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1993.)

                  (6) Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Frank J. Koch (incorporated by reference in Exhibit 10(9) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1993.)

                  (7) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Unity Bancorp, Inc. and The New Waterford Bank (incorporated by reference in Exhibit 3(1) to the Form S-4 Registration Statement No. 33-80210 of Citizens Bancshares, Inc.

-------------------------

                  (8) Agreement of Merger by and between Citizens Bancshares, Inc. and Unity Bancorp, Inc. (incorporated by reference in Exhibit 10 (10) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1994).

                  (9) Citizens Bancshares, Inc. Non-Statutory Stock Option and Stock Appreciation Rights Plan. (incorporated by reference in Exhibit 10 (11) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

                  (10) The Employee Retirement Plan for Citizens Bancshares, Inc. (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

                  (11) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Western Reserve Bank of Ohio (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No.33-99036 of Citizens Bancshares, Inc.)

                  (12) Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and Western Reserve Bank of Ohio (incorporated by reference in Exhibit 10 (12) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1995)

                  (13) Plan and Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and The Navarre Deposit Bank Company (incorporated by reference in Exhibit 10 (13) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended March 31, 1996.)

EXHIBIT 11 Statement regarding Computation of Per Share Earnings (Included in Note 1 to the Consolidated Financial Statements).

EXHIBIT 13 The Corporation's Annual Report to Shareholders for the Fiscal Year Ended December 31, 1996.

EXHIBIT 21        Subsidiaries of the Registrant

EXHIBIT 23        Consents of Experts and Counsel

EXHIBIT 27        Financial Data Schedule