Form 10-Q
period 1997-03-31
CITIZENS BANCSHARES INC /OH/
filed 1997-05-14
CIK 855876

                                                             Page 1 of _________

                                 United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997

Commission File Number 0-18209

                            CITIZENS BANCSHARES, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)

Ohio                                                       34-1372535
----                                                       ----------

(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)

10 East Main Street, Salineville, Ohio                       43945
--------------------------------------                       -----


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

Yes  X     No
   ----      ----

On May 13, 1997 there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------

                          QUARTER ENDED March 31, 1997

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS
----------------------------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                       Page
                                                                      Number
                                                                      ------

Financial Statements
--------------------

Consolidated Balance Sheets                                            3

Consolidated Statements of Income                                      4

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                 5

Condensed Consolidated Statements of
  Cash Flows                                                           6

Notes to the Consolidated Financial
  Statements                                                           7 - 13

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS                        14 - 17
            -----------------------------------

PART II - OTHER INFORMATION                                            18 - 19
---------------------------

Signatures                                                             20

Exhibit Index                                                          21 - 22

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                   MARCH 31,               December 31,
(In thousands of dollars, except per share amounts)                                  1997                      1996
                                                                                 ------------              ------------
ASSETS
     Cash and due from banks..................................................   $     29,309                  $ 25,467
     Federal funds sold.......................................................          1,050                     1,900
                                                                                 ------------                  --------
          Total cash and cash equivalents.....................................         30,359                    27,367
     Interest-bearing deposits with financial institutions....................            255                       364
     Securities available for sale (Note 2)...................................        302,725                   240,375
     Securities held to maturity (estimated market value of $53,382
       at March 31 and $65,454 at December 31 (Note 2)........................         53,485                    65,230
     Total loans (Note 3).....................................................        605,067                   595,247
       Less allowance for loan losses (Note 4)................................        (11,439)                 (11,350)
                                                                                 ------------                  -------
          Net loans...........................................................        593,628                   583,897
     Premises and equipment, net..............................................         15,377                    15,316
     Accrued interest receivable and other assets.............................         15,429                    15,381
                                                                                 ------------                  --------
          Total assets........................................................   $  1,011,258                  $947,930
                                                                                 ============                  ========

LIABILITIES
     Deposits
     Noninterest-bearing deposits.............................................   $     63,930                  $ 67,817
     Interest-bearing deposits................................................        650,861                   641,775
                                                                                 ------------                  --------
          Total deposits......................................................        714,791                   709,592
     Securities sold under repurchase agreements and
       Federal funds purchased................................................        128,007                    87,939
     Federal Home Loan Bank advances..........................................         69,391                    49,923
     Accrued interest payable and other liabilities...........................          7,613                     9,163
     Obligation under employee stock ownership plan...........................            350                       413
                                                                                 ------------                  --------
          Total liabilities...................................................        920,152                   857,030
                                                                                 ------------                  --------

MINORITY INTEREST IN SUBSIDIARY...............................................            627                     1,188

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 12,000,000 shares
       authorized; 5,899,790 shares issued....................................         16,514                    16,514
     Retained earnings........................................................         75,335                    72,818
     Less treasury stock, 2,250 shares at cost................................             (5)                      (5)
     ESOP obligations and unearned shares.....................................           (350)                    (413)
     Unrealized gain (loss) on securities available for sale..................        ( 1,015)                     798
                                                                                 ------------                  -------
          Total shareholders' equity..........................................         90,479                    89,712
                                                                                 ------------                  --------
          Total liabilities and shareholders' equity..........................     $1,011,258                  $947,930
                                                                                 ============                  ========



     See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                            FOR THE THREE MONTHS ENDED
(Dollars in thousands, except per share amounts)                                                     MARCH 31
                                                                                                 -----------------
                                                                                             1997              1996
                                                                                             ----             -----
 INTEREST INCOME
   Loans, including fees........................................................          $14,264           $13,926
   Securities
     Taxable....................................................................            4,714             3,673
     Nontaxable.................................................................              272               212
   Federal funds sold and other.................................................               37               190
                                                                                         --------          --------
       Total interest income....................................................           19,287            18,001
                                                                                         --------          --------

 INTEREST EXPENSE
   Deposits.....................................................................            6,792             6,686
   Federal Home Loan Bank advances..............................................              751               822
   Federal funds and repurchase agreements and other............................            1,272               315
                                                                                         --------          --------
       Total interest expense...................................................            8,815             7,823
                                                                                         --------          --------

 NET INTEREST INCOME............................................................           10,472            10,178

 PROVISION FOR LOAN LOSSES (NOTE 4).............................................              418               387
                                                                                         --------          --------

 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES....................................................           10,054             9,791

 OTHER INCOME
   Service charges and fees on deposits.........................................              575               470
   Other income.................................................................              777               578
                                                                                         --------          --------
       Total other income.......................................................            1,352             1,048
                                                                                         --------          --------

 OTHER EXPENSES
   Salaries and employee benefits...............................................            2,822             2,752
   Occupancy expense............................................................              388               420
   Equipment expense............................................................              493               491
   Other operating expense......................................................            1,547             1,851
                                                                                         --------          --------
       Total other expenses.....................................................            5,250             5,514
                                                                                         --------          --------

 INCOME BEFORE INCOME TAXES.....................................................            6,156             5,325

 INCOME TAXES...................................................................            2,047             1,727
                                                                                         --------          --------

 NET INCOME.....................................................................         $  4,109          $  3,598
                                                                                         ========          ========

 EARNINGS PER COMMON SHARE......................................................         $   . 70          $    .61
                                                                                         ========          ========

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED MARCH 31,
                                                    ------------------------------------
                                                              1997        1996
                                                              ----        ----

(In thousands of dollars)
Balances at January 1                                      $ 89,712    $ 80,111

Net income                                                    4,109       3,598

Change in employee stock ownership plan obligation
 and shares earned                                               63           0

Cash paid for fractional shares                                              (7)

Cash dividends declared ($.27 per share in 1997 and
  $.19 in 1996)                                              (1,592)     (1,134)

Change in unrealized gain (loss) on securities
 available for sale                                          (1,813)     (1,245)
                                                           --------    --------

Balances at March 31                                       $ 90,479    $ 81,323

                                                           ========    ========






See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                               ------------------------------------
                                                                        1997         1996
                                                                        ----         -----
(Dollars in thousands)

NET CASH FLOWS FROM OPERATING ACTIVITIES ...........................   $  4,261    $  3,088
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of other real estate ......................................                    174
   Securities available for sale:
     Proceeds from paydowns, maturities ............................     11,408      10,260
     Purchases .....................................................    (76,903)     (9,805)
   Securities held to maturity:
     Proceeds from paydowns, maturities ............................     20,080         842
     Purchases .....................................................     (8,336)    (21,306)
   Net (increase) decrease in loans ................................     (9,853)      5,212
   Proceeds from commercial and student loans sold .................                  3,170
   Net change in interest-bearing deposits
    with financial institutions ....................................        109        (327)
   Purchases of premises and equipment .............................       (474)       (555)
                                                                       --------    --------
       Net cash from investing activities ..........................    (63,969)    (12,335)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends and fractional shares paid .......................     (1,474)     (1,587)
   Net increase in deposit accounts ................................      5,199      15,744
   Net increase in repurchase agreements and Federal funds purchased     40,068       6,984
   Net change in short-term FHLB advances ..........................                   (354)
   Proceeds from long-term FHLB advances ...........................     19,650       2,250
   Repayment of long-term FHLB advances ............................       (182)    (10,874)
   Redemption of minority interest in subsidiary ...................       (561)        (25)
                                                                       --------    --------
       Net cash from financing activities ..........................     62,700      12,138
                                                                       --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................      2,992       2,891

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................     27,367      40,926
                                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 30,359    $ 43,817
                                                                       ========    ========

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citizens Bancshares, Inc., ("Bancshares") and its wholly-owned subsidiaries, The Citizens Banking Company ("Citizens"), Freedom Financial Life Insurance Company ("Insurance Company"), Freedom Express, Inc. and First National Bank of Chester ("FNB"). All significant inter-company transactions have been eliminated in consolidation. Bancshares' consolidated financial statements have been restated for prior periods due to the October 11, 1996 merger of The Navarre Deposit Bank Company of Ohio, Navarre, Ohio, ("Navarre") into Citizens.

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at March 31, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the three months ended March 31, 1997 and 1996, Bancshares paid interest in the amount of $8,535 and $7,817 respectively, and taxes in the amount of $412 and $177, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $-0- for each of the three months ended March 31, 1997 and 1996.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. The weighted average number of shares used in the computation for 1997 and 1996 was 5,897,540.

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact the Company's financial statements for the first quarter of 1997.

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As the company has not had significant dilution from stock options, the new calculation methods will not significantly affect future basic earnings per share and diluted earnings per share.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                     MARCH 31, 1997
                                                    ------------------------------------------------
                                                                      GROSS         GROSS   ESTIMATED
                                                    AMORTIZED    UNREALIZED    UNREALIZED        FAIR
                                                         COST         GAINS        LOSSES       VALUE
                                                    ---------    ----------    ----------   ---------

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                            $ 11,002       $    17       $    (17)   $ 11,002
U.S. Government agencies
   and corporations                                   67,365                         (885)     66,480
Obligations of states and political
   subdivisions                                          100                           (1)         99
Corporate and other securities                         2,000                                    2,000
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                 186,953           411         (1,817)    185,547
   Agency collateralized mortgage obligations         18,692             5           (309)     18,388
   Other                                               5,843                          (18)      5,825
                                                    --------       -------       --------    --------
   Total debt securities available for sale          291,955           433         (3,047)    289,341
Marketable equity securities                          12,331         1,118            (65)     13,384
                                                    --------       -------       --------    --------
   Total investment securities available for sale   $304,286       $ 1,551       $ (3,112)   $302,725
                                                    ========       =======       ========    ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                            $ 30,812       $    98       $   (158)   $ 30,752
U.S. Government agencies and corporations                100                           (4)         96
Obligations of states and political
   subdivisions                                       22,568           132           (171)     22,529
Corporate and other                                        5                                        5
                                                    --------       -------       --------    --------
   Total investment securities held to maturity     $ 53,485       $   230       $   (333)   $ 53,382
                                                    ========       =======       ========    ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                        DECEMBER 31, 1996
                                                      ---------------------------------------------------
                                                                           GROSS       GROSS    ESTIMATED
                                                      AMORTIZED       UNREALIZED  UNREALIZED         FAIR
                                                           COST            GAINS      LOSSES        VALUE
                                                      ---------       ----------  ----------    ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                               $ 11,001         $    80    $     (9)     $ 11,072
U.S. Government agencies
    and corporations                                     27,279             379         (77)       27,581
Obligations of states and
   political subdivisions                                   100                                       100
Corporate and other securities                               14                                        14
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                   164,027             838        (641)      164,224
    Agency collateralized mortgage obligations           19,200                        (269)       18,931
    Other                                                 6,076               7          (7)        6,076
                                                       --------         -------    --------      --------
      Total debt securities available for sale          227,697           1,304      (1,003)      227,998
Marketable equity securities                             11,452             943         (18)       12,377
                                                       --------         -------    --------      --------
      Total investment securities available for sale   $239,149         $ 2,247    $ (1,021)     $240,375
                                                       ========         =======    ========      ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                               $ 42,342         $   132    $    (13)     $ 42,461
U.S. Government agencies and corporations                   100                          (2)           98
Obligations of states and political
    subdivisions                                         22,783             189         (82)       22,890
 Other                                                        5                                         5
                                                       --------         -------    --------      --------
      Total investment securities held to maturity     $ 65,230         $   321    $    (97)     $ 65,454
                                                       ========         =======    ========      ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at March 31, 1997 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

                                                              AMORTIZED                 ESTIMATED
                                                                   COST                FAIR VALUE
                                                              ---------                ----------

DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                     $  6,251                  $  6,248
   Due after one year through five years                          9,000                     8,939
   Due after five years through ten years                        62,716                    61,912
   Due after ten years                                            2,500                     2,482
   Mortgage-backed securities                                   211,488                   209,760
                                                               --------                  --------
     Total debt securities available for sale                  $291,955                  $289,341
                                                               ========                  ========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                                     $ 17,464                  $ 17,522
   Due after one year through five years                         23,889                    23,787
   Due after five years through ten years                        11,547                    11,489
   Due after ten years                                              585                       584
                                                               --------                 ---------
     Total debt securities held to maturity                    $ 53,485                 $  53,382
                                                               ========                 =========


There were no sales of securities for the three months ended March 31, 1997 or 1996.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

The loan portfolio at March 31, 1997 and December 31, 1996 was as follows:

                                                                       MARCH 31,                 December 31,
                                                                         1997                        1996
                                                                       ---------                     ----

Commercial, financial and agricultural                                  $149,074                  $140,977
Residential real estate mortgage                                         279,789                   280,779
Commercial real estate                                                   116,664                   113,327
Construction                                                               2,475                     4,704
Consumer                                                                  47,430                    48,269
Real estate mortgage loans held for sale                                   9,635                     7,191
                                                                        --------                  --------
   Total loans                                                          $605,067                  $595,247
                                                                        ========                  ========

Nonaccrual and past due loans:

                                                                       MARCH 31,                 December 31,
                                                                         1997                        1996
                                                                         ----                        ----

Loans accounted for on a nonaccrual basis                                 $1,693                    $1,158
Loans past due more than 90 days and
 still accruing interest                                                   1,125                       674
                                                                          ------                    ------
                                                                          $2,818                    $1,832
                                                                          ======                    ======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996 was as follows:

                                                                            1997                     1996
                                                                         -------                   ------
Balance at January 1                                                     $11,350                   $10,895
Provision for loan losses                                                    418                       387
Recoveries                                                                   244                       338
Loans charged-off                                                           (573)                     (529)
                                                                         -------                   -------
Balance at March 31                                                      $11,439                   $11,091
                                                                         =======                   =======


Information regarding impaired loans is as follows:

                                                                                     Three Months Ended
                                                                              MARCH 31,             March 31,
                                                                                1997                 1996
                                                                                ----                 ----
Average investment in impaired loans                                          $3,091               $3,966
Interest income recognized on impaired loans                                      84                  103
Interest income received on impaired loans                                        68                   60

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

                                                        MARCH 31,             December 31,
                                                          1997                    1996
                                                          ----                    ----

Balance of impaired loans                               $2,914                   $3,116
Specific allocation associated with
 impaired loans                                         $  194                   $  416

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $1,156 and $981 at March 31, 1997 and December 31, 1996 respectively.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning and Carroll and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $291,899 of loans at March 31, 1997, and are secured primarily by 1 - 4 family residences. Commercial real estate loans comprised 19.28% of loans at March 31, 1997, and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.

Also at March 31, 1997, 11.9% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $43,919 in variable rate commitments and $9,370 in fixed rate commitments at March 31,1997. The fixed rate commitments have an interest rate range of 6.375% to 8.875%. There were $45,450 in variable rate commitments and $3,237 in fixed rate commitments at year end 1996. The fixed rate commitments have an interest rate range of 6.50% to 8.75%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Citizens and FNB are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on Bancshares.

Bancshares' subsidiary banks were required to have approximately $8,361 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at March 31, 1997. These balances do not earn interest.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at March 31, 1997 were:

                                                 Maturity or first
        Amount                  Rate             Repricing date
        ------                  ----             --------------
       $50,891                  5.56%                      1997
         2,000                  5.45                       1998
         1,500                  5.96                       1999
        15,000                  5.93                       2002
       -------
       $69,391
       =======

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------

(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at March 31, 1997, compared to December 31, 1996, and the results of operations for the quarter ended March 31, 1997, as compared to the same period in 1996, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q.

RESULTS OF OPERATIONS

Net income for the three months ended March 31, 1997, was $4,109, compared to $3,598 for the same period in 1996. Bancshares' 14.2% increase in net income for the three months ended March 31, 1997, compared to the same period in 1996, was due primarily to a 2.9% increase in net interest income and a 29.0% increase in other income. Additionally, other expense decreased 4.8% for the quarter ended March 31, 1997 as compared to the same period in 1996.

Earnings per common share for the three months ended March 31, 1997, were $.70, up 14.8% over the same period in 1996.

The provision for loan losses of $418 for the three months ended March 31, 1997 increased $31 from the comparable period in 1996.

Return on average shareholders' equity for the first three months of 1997 was 18.17%, as compared to 17.74% for the same period in 1996. Return on average assets for the first three months of 1997 increased to 1.73%, as compared to 1.66% for the same period in 1996.

Service charges and fees on deposits have increased due to fee increases.

NET INTEREST INCOME

                                                         THREE MONTHS ENDED             Three months ended
                                                             MARCH 31, 1997                 March 31, 1996
                                                             --------------                 --------------

         Net interest income                                        $10,472                        $10,178
         Taxable equivalent adjustment                                  213                            213
                                                                    -------                        -------
           Net interest income taxable equivalent                   $10,685                        $10,391
                                                                    =======                        =======


         Net interest margin                                          4.63%                          4.88%
         Taxable equivalent adjustment                                 .09                            .10
                                                                      ----                           ----
            Net interest margin taxable equivalent                    4.72%                          4.98%
                                                                      ====                           ====


Average gross earning assets increased $58,378 during the first quarter of 1997, while the average rate earned on these assets decreased from 8.67% at December 31, 1996 to 8.52% at March 31, 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CHANGES IN FINANCIAL CONDITION

Total assets of $1,011,258 at March 31, 1997 increased $63,328 or 6.7% compared to year-end 1996. Total deposits and repurchase agreements at March 31, 1997 of $714,791 and $128,007, increased $5,199, and $40,068, respectively, from
December 31, 1996. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale. Net loans totaled $593,628 at March 31, 1997, representing an increase of $9,731 or 1.7% since year-end 1996.

Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.

During the first quarter 1997, there were $25,000 in variable rate mortgaged-backed securities purchased, with rates to change annually, initially yielding 6.64%. There were $40,000 in fixed rate callable agencies with call dates from one to three years in the future, and final maturity dates between five and eight years. Yields on these callable bonds ranged from 7.13% to 7.47%. The variable rate securities were purchased with variable rate borrowings. The callable bonds were purchased with like Federal Home Loan Bank advances. Net interest rate spreads on the purchases approximated 110-113 basis points.

NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .47% at March 31, 1997 as compared to .31% at December 31, 1996. The allowance for loan losses as a percentage of total loans decreased at March 31, 1997 to 1.89% from 1.91% at December 31, 1996. Nonperforming loans as a percentage of the allowance for loan losses increased to 24.64% at March 31, 1997, from 16.14% at December 31, 1996.

Other real estate totaled $212 at March 31, 1997, and $214 at December 31, 1996.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .22% of average loans in the first quarter of 1997 as compared to
 .20% for the year ended December 31, 1996.

LIQUIDITY

Bancshares' liquidity position remained strong during the first quarter of 1997. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $655,647 and were 108.4% of total loans at March 31, 1997. The core deposit levels at March 31, 1997 approximated the levels at year-end 1996.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At March 31, 1997, these assets totaled $333,339, an increase of $65,233 or 24.3% from December 31, 1996.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Shareholders' equity totaled $90,479 at March 31, 1997, compared to $89,712 at December 31, 1996. The ratio of shareholders' equity to assets was 8.9% at March 31, 1997 and 9.5% at December 31, 1996, respectively.

                                                             MARCH 31, 1997                     December 31, 1996
                                                             --------------                     -----------------
                                                        AMOUNT         PERCENT                Amount        Percent
                                                        ------         -------                ------        -------

Tier 1 risk-based capital
         Actual                                        $90,813         15.86%                $88,753          16.23%
         Required                                       22,909          4.00                  21,876           4.00
Total risk-based capital
         Actual                                        $98,050         17.12%                $95,645          17.49%
         Required                                       45,818          8.00                  43,753           8.00


The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at March 31, 1997 and December 31, 1996.

                                                            MARCH 31, 1997                       December 31, 1996
                                                       ----------------------                  -------------------
Leverage Ratio                                          AMOUNT        PERCENT               Amount         Percent
                                                        ------        -------               ------         -------
Actual                                                 $90,813          9.42%              $88,753            9.91%
Minimum required                                        28,912          3.00                26,879            3.00
Maximum required                                        48,186          5.00                44,799            5.00

The unrealized loss on securities available for sale, net of tax effect, was $1,015 at March 31, 1997, compared to an unrealized gain of $798 at December 31, 1996. The change of $1,813 was primarily attributable to the changing interest rate environment.

GENERAL

The Corporation also reached a significant milestone in exceeding $1 billion in assets for the first time in its history.

Elden L. Surbey was appointed a Director of the Corporation and of its wholly-owned subsidiary, The Citizens Banking Company. Mr. Surbey previously served as Chairman of the Board of Directors of The Navarre Deposit Bank Company, which the Corporation acquired in 1996. Mr. Surbey's vast business experience and familiarity with the western Stark County market will be tremendous assets to us.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

GENERAL - CONTINUED

The Corporation's intentions are to form a new wholly-owned subsidiary specializing in offering trust and investment services. The new Trust Company will offer comprehensive services, including personal trust, estate administration, IRA and employee benefit plan accounts, and investment services. Three experienced and talented trust executives will provide leadership as the senior officers of the Trust Company, which will initially have offices at The Citizens Banking Company at 80 Boardman-Poland Road (Route 224) in Boardman, Ohio. Attorney Patrick A. Sebastiano will serve as Chief Executive Officer and direct the daily operation, administration, and management activities of the company; Attorney Stephen D. Panak will focus on operation and administration of employee benefit accounts; and Mr. John Zador will manage the personal trust division and administer custody, investment, estate, and other client accounts. Three experienced operational and administrative employees were also added to the initial staff. We are excited about the long-term prospects for the Trust Company to add fee income to the Corporation while providing a valuable service. The Corporation's 1997 core earnings will be reduced by $.03 per common share due to the after tax impact of planned Trust Company expenses.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1.   LEGAL PROCEEDINGS.
----------------------------

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

ITEM 2.   CHANGES IN SECURITIES.
--------------------------------

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

         Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

         (a)   Annual Meeting held March 27, 1997.

         (b)   The following directors were elected at the Annual Meeting:

                  Fred H. Johnson
                  Gerard P.Mastroianni
                  James C. McBane

               The following directors were not up for election at the Annual Meeting and their respective terms in office continued after the Annual Meeting:

                  Marty E. Adams
                  Keith D. Burgett
                  Willard L. Davis
                  Fred H. Johnson, III
                  Kenneth E. McConnell
                  Glenn F. Thorne

         (c) The election of directors was voted upon at the Annual Meeting. The number of votes cast for, against or withheld, with respect to each nominee was as follows:

                  Fred H. Johnson                by 4,377,850 votes for,  and 186,680 votes withheld
                  Gerard P. Mastroianni          by 4,366,818 votes for,  and 197,712 votes withheld
                  James C. McBane                by 4,534,463 votes for,  and  30,067 votes withheld

         (d)   Not applicable

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                     PART II - OTHER INFORMATION - CONTINUED
                     ---------------------------------------

ITEM 5.  OTHER INFORMATION.
---------------------------

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

         (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens Bancshares, Inc.

Date: May 13, 1997
     -------------
                                 Marty E. Adams
                                 -------------------------------
                                 Marty E. Adams
                                 President & Chief Executive Officer
                                 Vice Chairman

Date: May 13, 1997
     --------------
                                 William L. White III
                                 --------------------------------
                                 William L. White III
                                 Senior Vice President
                                 Chief Financial Officer

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                     PART II - OTHER INFORMATION - CONTINUED
                     ---------------------------------------

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT 3         Articles of Incorporation, By laws

         (1) Registrant's Fourth Amended Articles of Incorporation, (incorporated by reference in Exhibit 3 (1) to the Form 10-K of Citizens Bancshares, Inc. for the quarter ended December 31, 1996).

         (2) Registrant's Regulations, as amended (incorporated by reference in Exhibit 3 (2) to the Form S- 4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).


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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

                            EXHIBIT INDEX (CONTINUED)
                            -------------------------

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

None