Form 10-Q
period 1997-06-30
CITIZENS BANCSHARES INC /OH/
filed 1997-07-24
CIK 855876

                                                             Page 1 of _________

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended June 30, 1997

Commission File Number 0-18209

                            CITIZENS BANCSHARES, INC.

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

Yes  X     No
   -----     ------

On July 22, 1997 there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.

                                    FORM 10-Q

                           QUARTER ENDED June 30, 1997

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS
----------------------------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                        Page
                                                                       Number
                                                                       ------
Financial Statements
--------------------

Consolidated Balance Sheets                                             3

Consolidated Statements of Income                                       4

Condensed Consolidated Statements of Changes in

  Shareholders' Equity                                                  5

Condensed Consolidated Statements of

  Cash Flows                                                            6

Notes to the Consolidated Financial

  Statements                                                            7 - 13

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
---------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS                         14 - 18
            -----------------------------------

PART II - OTHER INFORMATION                                             19 - 21
---------------------------

Exhibit Index                                                           20 - 21

Signatures                                                              22

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                         JUNE 30,   December 31,
    (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                      1997           1996
                                                                      -----------    -----------
ASSETS
     Cash and due from banks ......................................   $    29,718    $    25,467
     Federal funds sold ...........................................           700          1,900
                                                                      -----------    -----------
          Total cash and cash equivalents .........................        30,418         27,367
     Interest-bearing deposits with financial institutions ........           208            364
     Securities available for sale (Note 2) .......................       299,697        240,375
     Securities held to maturity (estimated market value of $51,113
       at June 30 and $65,454 at December 31 (Note 2) .............        50,954         65,230
     Total loans (Note 3) .........................................       623,494        595,247
       Less allowance for loan losses (Note 4) ....................       (11,759)       (11,350)
                                                                      -----------    -----------
          Net loans ...............................................       611,735        583,897
     Premises and equipment, net ..................................        15,601         15,316
     Accrued interest receivable and other assets .................        37,109         15,381
                                                                      -----------    -----------
          Total assets ............................................   $ 1,045,722    $   947,930
                                                                      ===========    ===========
LIABILITIES
     Deposits
     Noninterest-bearing deposits .................................   $    68,741    $    67,817
     Interest-bearing deposits ....................................       648,728        641,775
                                                                      -----------    -----------
          Total deposits ..........................................       717,469        709,592
     Securities sold under repurchase agreements and
       Federal funds purchased ....................................       137,426         87,939
     Federal Home Loan Bank advances ..............................        86,206         49,923
     Accrued interest payable and other liabilities ...............         8,901          9,163
     Obligation under employee stock ownership plan ...............           350            413
                                                                      -----------    -----------
          Total liabilities .......................................       950,352        857,030
                                                                      -----------    -----------

MINORITY INTEREST IN SUBSIDIARY ...................................           627          1,188

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 12,000,000 shares
       authorized; 5,899,790 shares issued ........................        16,514         16,514
     Retained earnings ............................................        78,075         72,818
     Less treasury stock, 2,250 shares at cost ....................            (5)            (5)
     ESOP obligations and unearned shares .........................          (350)          (413)
     Unrealized gain on securities available for sale .............           509            798
                                                                      -----------    -----------
          Total shareholders' equity ..............................        94,743         89,712
                                                                      -----------    -----------
          Total liabilities and shareholders' equity ..............   $ 1,045,722    $   947,930
                                                                      ===========    ===========



         See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                        For the three months  For the six months
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)        ended June 30,        ended June 30,
                                                         1997        1996       1997      1996
                                                       --------    --------    -------   -------
INTEREST INCOME
   Loans, including fees ...........................   $ 14,847    $ 14,614    $29,111   $28,540
   Securities
     Taxable .......................................      5,495       3,760     10,209     7,348
     Nontaxable ....................................        281         298        553       595
   Federal funds sold and other ....................         20         106         57       296
                                                       --------    --------    -------   -------
       Total interest income .......................     20,643      18,778     39,930    36,779
                                                       --------    --------    -------   -------
INTEREST EXPENSE
   Deposits ........................................      6,977       6,691     13,769    13,378
   Federal Home Loan Bank advances .................      1,166         686      1,917     1,507
   Federal funds and repurchase agreements and other      1,816         260      3,088       575
                                                       --------    --------    -------   -------
       Total interest expense ......................      9,959       7,637     18,774    15,460
                                                       --------    --------    -------   -------

NET INTEREST INCOME ................................     10,684      11,141     21,156    21,319

PROVISION FOR LOAN LOSSES (NOTE 4) .................        407         469        825       856
                                                       --------    --------    -------   -------
INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES .......................     10,277      10,672     20,331    20,463
                                                       --------    --------    -------   -------
OTHER INCOME
   Service charges and fees on deposits ............        639         567      1,214     1,037
   Other income ....................................      1,007         659      1,784     1,237
   Investment losses  (Note 2) .....................                    (12)                 (12)
                                                       --------    --------    -------   -------
       Total other income ..........................      1,646       1,214      2,998     2,262
                                                       --------    --------    -------   -------
OTHER EXPENSE
   Salaries and employee benefits ..................      2,978       2,746      5,800     5,498
   Occupancy expense ...............................        377         358        765       779
   Equipment expense ...............................        539         616      1,032     1,106
   Merger, integration, and restructuring expense ..                    425                  425
   Other operating expense .........................      1,633       1,800      3,180     3,651
                                                       --------    --------    -------   -------
       Total other expense .........................      5,527       5,945     10,777    11,459
                                                       --------    --------    -------   -------
 INCOME BEFORE INCOME TAXES ........................      6,396       5,941     12,552    11,266

 INCOME TAXES ......................................      2,063       1,963      4,110     3,690
                                                       --------    --------    -------   -------
 NET INCOME ........................................   $  4,333    $  3,978    $ 8,442   $ 7,576
                                                       ========    ========    =======   =======
 EARNINGS PER COMMON SHARE .........................   $    .73    $    .67    $  1.43   $  1.28
                                                       ========    ========    =======   =======


See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                    FOR THE SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------------
                                                             1997        1996
                                                           --------    --------
(IN THOUSANDS OF DOLLARS)
Balances at January 1                                      $ 89,712    $ 80,111

Net income                                                    8,442       7,576

Change in employee stock ownership plan obligation
 and shares earned                                               63          44

Cash paid for fractional shares                                  (1)         (8)

Cash dividends declared ($.54 per share in 1997 and
  $.38 in 1996)                                              (3,184)     (2,268)

Change in unrealized gain (loss) on securities
 available for sale                                            (289)     (2,693)
                                                           --------    --------

Balances at June 30                                        $ 94,743    $ 82,762
                                                           ========    ========










See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED JUNE 30,
                                                                ---------------------------------
                                                                         1997        1996
                                                                         ----        ----
(DOLLARS IN THOUSANDS)
NET CASH FLOWS FROM OPERATING ACTIVITIES ...........................   $  8,962    $  9,533
                                                                       --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
   Sales of other real estate ......................................        125         193
   Securities available for sale:
     Proceeds from sales ...........................................                  2,674
     Proceeds from paydowns, maturities ............................     27,001      22,984
     Purchases .....................................................    (87,449)    (61,739)
   Securities held to maturity:
     Proceeds from paydowns, maturities ............................     28,010      27,353
     Purchases .....................................................    (13,725)    (21,678)
   Net (increase) in loans .........................................    (30,727)     (9,183)
   Proceeds from commercial and student loans sold .................      2,000       4,362
   Net change in interest-bearing deposits
    with financial institutions ....................................       (156)       (501)
   Proceeds from premises and equipment sold .......................        434
   Purchases of premises and equipment .............................     (1,442)     (1,527)
   Purchases of life insurance contracts ...........................    (20,000)
                                                                       --------    --------
     Net cash from investing activities ............................    (95,929)    (37,062)
                                                                       --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends and fractional shares paid .......................     (3,068)     (2,722)
   Net increase in deposit accounts ................................      7,877       7,278
   Net increase in repurchase agreements and Federal funds purchased     49,487      13,210
   Net change in short-term FHLB advances ..........................                 18,000
   Proceeds from long-term FHLB advances ...........................     40,400       2,250
   Repayment of long-term FHLB advances ............................     (4,117)    (16,049)
   Redemption of minority interest in subsidiary ...................       (561)        (25)
                                                                       --------    --------
       Net cash from financing activities ..........................     90,018      21,942
                                                                       --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................      3,051      (5,587)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................     27,367      40,926
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 30,418    $ 35,339
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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at June 30, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the six months ended June 30, 1997 and 1996, Bancshares paid interest in the amount of $18,084 and $15,549 respectively, and taxes in the amount of $4,549 and $4,313, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $0 and $12 for each of the six months ended June 30, 1997 and 1996, respectively.

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact Bancshares' financial statements for the quarter or six month period ended June 30, 1997.

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As Bancshares has not had significant dilution from stock options, the new calculation methods are not expected to significantly affect future basic earnings per share and diluted earnings per share.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. The weighted average number of shares used in the computation for 1997 and 1996 was 5,897,540. Fully diluted and primary weighted shares outstanding at June 30, 1997 were 5,904,412 and 5,893,886, respectively. Earnings per share remain at $.73 and $1.43 for the quarter and six month period ended June 30, 1997 for fully diluted, primary and basic earnings per share.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                          JUNE 30, 1997
                                                        ---------------------------------------------------
                                                                         GROSS         GROSS      ESTIMATED
                                                        AMORTIZED   UNREALIZED    UNREALIZED           FAIR
                                                             COST        GAINS        LOSSES          VALUE
                                                        ---------   ----------    ----------      ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                 $ 11,002      $    48       $             $ 11,050
U.S. Government agencies
   and corporations                                        67,476           40          (375)        67,141
Obligations of states and political
   subdivisions                                               100                         (1)            99
Corporate and other securities                              4,000           24                        4,024
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                      178,791          798          (856)       178,733
   Agency collateralized mortgage obligations              18,297           32          (200)        18,129
   Other                                                    5,515           15            (5)         5,525
                                                         --------      -------       -------       --------
     Total debt securities available for sale             285,181          957        (1,437)       284,701
Marketable equity securities                               13,733        1,326           (63)        14,996
                                                         --------      -------       -------       --------
     Total investment securities available for sale      $298,914      $ 2,283       $(1,500)      $299,697
                                                         ========      =======       =======       ========


SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                 $ 28,324      $   101       $   (34)      $ 28,391
U.S. Government agencies and corporations                     100                         (4)            96
Obligations of states and political
   subdivisions                                            22,525          192           (96)        22,621
Corporate and other                                             5                                         5
                                                         --------      -------       -------       --------
     Total investment securities held to maturity        $ 50,954      $   293       $  (134)      $ 51,113
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

                                                                        DECEMBER 31, 1996
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
                                                          ========      =======       ========       ========


                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at June 30, 1997 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

                                                  AMORTIZED     ESTIMATED
                                                       COST    FAIR VALUE
                                                  ---------    ----------
DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                         $  7,498      $  7,505
   Due after one year through five years              7,754         7,755
   Due after five years through ten years            62,826        62,542
   Due after ten years                                4,500         4,512
   Mortgage-backed securities                       202,603       202,387
                                                   --------      --------
     Total debt securities available for sale      $285,181      $284,701
                                                   ========      ========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                         $  9,702      $  9,763
   Due after one year through five years             29,329        29,378
   Due after five years through ten years            11,338        11,373
   Due after ten years                                  585           599
                                                   --------      --------
     Total debt securities held to maturity        $ 50,954      $ 51,113
                                                   ========      ========


There were no sales of securities for the quarter or six month periods ended June 30, 1997. For the quarter and six month periods ended June 30, 1996, securities available for sale with an amortized cost of $2,686 were sold. These securities had related gross realized losses of $20 and gross realized gains of $8.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

The loan portfolio at June 30, 1997 and December 31, 1996 was as follows:

                                               JUNE 30,  December 31,
                                                   1997          1996
                                               --------  ------------
Commercial, financial and agricultural         $162,522      $140,977
Residential real estate mortgage                280,132       280,779
Commercial real estate                          115,727       113,327
Construction                                      4,108         4,704
Consumer                                         49,462        48,269
Real estate mortgage loans held for sale         11,543         7,191
                                               --------      --------
   Total loans                                 $623,494      $595,247
                                               ========      ========

Nonaccrual and past due loans:

                                               JUNE 30,  December 31,
                                                   1997          1996
                                               --------  ------------
Loans accounted for on a nonaccrual basis      $    929      $  1,158
Loans past due more than 90 days and
 still accruing interest                          3,278           674
                                               --------      --------
                                               $  4,207      $  1,832
                                               ========      ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996 was as follows:

                                                   1997          1996
                                               --------  ------------
Balance at January 1                          $ 11,350       $ 10,895
Provision for loan losses                          825            856
Recoveries                                         495            632
Loans charged-off                                 (911)        (1,111)
                                              --------       --------
Balance at June 30                            $ 11,759       $ 11,272
                                              ========       ========

Information regarding impaired loans is as follows:

                                                Six months ended
                                             JUNE 30,      June 30,
                                                 1997          1996
                                                 ----          ----
Average investment in impaired loans           $2,764        $4,464
Interest income recognized on impaired loans      130           190
Interest income received on impaired loans        123           137

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

                                              JUNE 30,      December 31,
                                                 1997               1996
                                                 ----               ----
Balance of impaired loans                      $2,557             $3,116
Specific allocation associated with
 impaired loans                                $  259             $  416

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $484 and $981 at June 30, 1997 and December 31, 1996, respectively.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning and Carroll and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $295,783 of loans at June 30, 1997, and are secured primarily by 1
- 4 family residences. Commercial real estate loans comprised 18.56% of loans at June 30, 1997, and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.

Also at June 30, 1997, 12.3% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $48,200 in variable rate commitments and $6,898 in fixed rate commitments at June 30, 1997. The fixed rate commitments have an interest rate range of 6.375% to 8.750%. There were $45,450 in variable rate commitments and $3,237 in fixed rate commitments at year end 1996. The fixed rate commitments have an interest rate range of 6.50% to 8.75%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

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

Bancshares' subsidiary banks were required to have approximately $8,843 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at June 30, 1997. These balances do not earn interest.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at June 30, 1997 were:

                                                              Maturity or first
                Amount                             Rate          repricing date
                ------                             ----          --------------
               $59,956                             5.66%                   1997
                 2,750                             5.66                    1998
                 8,500                             6.53                    1999
                15,000                             5.93                    2002
               -------
               $86,206
               =======

                            CITIZENS BANCSHARES, INC.
                            -------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS.
----------------------
(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at June 30, 1997, compared to December 31, 1996, and the results of operations for the quarter and six months ended June 30, 1997, as compared to the same periods in 1996, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.

RESULTS OF OPERATIONS

Net income for the quarter ended June 30, 1997, was $4,333, an 8.9% increase from the $3,978 earned for the quarter ended June 30, 1996. Earnings per share for the second quarter of 1997 were $.73, representing an increase of 9.0% over the $.67 earned in the comparable period for 1996.

Net income for the six months ended June 30, 1997 was $8,442, compared to $7,576 for the same period in 1996. Bancshares' 11.4% increase in net income for the six months ended June 30, 1997, compared to the same period in 1996, was due primarily to a 32.5% increase in other income. Service charges and fees on deposits have risen due to product fee increases, and other fees associated with credit products have contributed $250 for the quarter and $550 for the six months ended June 30, 1997. Additionally, other expense decreased 5.95% for the six months ended June 30, 1997 as compared to the same period in 1996. For the quarter and six months ended June 30, 1996, merger, integration and restructuring expense totaled $425.

Earnings per common share for the six months ended June 30, 1997 were $1.43, up 11.7% over the same period in 1996.

Net income for the quarter and six months ended June 30, 1996 included net nonrecurring after tax income discussed below of $259 or $.04 per common share. Core earnings for the quarter and six months ended June 30, 1996 were $3,719 and $7,317, respectively. Since net income for the quarter and six months ended June 30, 1997 included no nonrecurring income or expense, the result was an increase in core earnings of 16.5% for the second quarter of 1997, and an increase in core earnings of 15.3% for the six months ended June 30, 1997, compared to the comparable periods in 1996.

The nonrecurring items for the quarter and six months ended June 30, 1996 were a $422 after tax loan discount recognized as loan income upon prepayment, a $112 after tax other income FHLMC remittance settlement and a $276 after tax restructuring charge related to an acquisition.

The provision for loan losses of $825 for the six months ended June 30, 1997 decreased $31 from the comparable period in 1996. The provision of $407 for the quarter ended June 30, 1997 decreased $62 from the quarter ended June 30, 1996. These decreases are a result of lower net loan losses and increased coverage of loan losses as the provision for loan losses to actual losses increased from 178.71% at June 30, 1996 to 198.32% at June 30, 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

RESULTS OF OPERATIONS - CONTINUED

Return on average shareholders' equity for the first six months of 1997 was 18.54%, as compared to 18.61% for the same period in 1996. Return on average assets for the first six months of 1997 was 1.71%, as compared to 1.74% for the same period in 1996.

NET INTEREST INCOME
                                                       Six months ended
                                                 ------------------------------
                                                 JUNE 30, 1997     June 30, 1996
                                                 -------------     -------------
Net interest income                                    $21,156          $21,319
Taxable equivalent adjustment                              433              424
                                                       -------          -------
  Net interest income taxable equivalent               $21,589          $21,743
                                                       =======          =======
Net interest margin                                       4.50%            5.02%
Taxable equivalent adjustment                              .09              .10
                                                       -------          -------
   Net interest margin taxable equivalent                 4.59%            5.12%
                                                       =======          =======

Net interest income of $21,156 for the six months ended June 30, 1997 decreased $163 from the comparable period in 1996. Included in total interest income for the six months ended June 30, 1996 was $650 nonrecurring income which was loan discount recognized as loan income upon prepayment. This prepayment resulted in an increase in the net interest margin, fully taxable equivalent for the six months ended June 30, 1996 of approximately 10 basis points.

The net interest margin, fully taxable equivalent of 4.59% for the first half of 1997 decreased from 5.12% for the comparable period in 1996. The yield on average earning assets was 8.50% for the first half of 1997 compared to 8.79% for the comparable period in 1996. The cost of interest bearing liabilities was 4.56% for the first half of 1997 compared to 4.29% for the comparable period in 1996. Increases in interest rates paid on Federal Home Loan Bank advances and securities sold under repurchase agreements have contributed to the increase in the cost of interest bearing liabilities for the first half of 1997 compared to the same period in 1996.

Average gross earning assets increased $29,793 during the second quarter of 1997, while the average rate earned on these assets decreased from 8.67% at December 31, 1996 to 8.50% at June 30, 1997.

CHANGES IN FINANCIAL CONDITION

Total assets of $1,045,722 at June 30, 1997 increased $97,792 or 10.3% compared to year-end 1996. Total deposits and repurchase agreements at June 30, 1997 of $717,469 and $137,426 increased $7,877, and $49,487, respectively, from December 31, 1996. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale. Net loans totaled $611,735 at June 30, 1997, representing an increase of $27,838 or 4.8% since year-end 1996.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (CONTINUED).
--------------------------

(Dollars in thousands, except per share data)

CHANGES IN FINANCIAL CONDITION - CONTINUED

During the quarter ended March 31, 1997, there were $25,000 in variable rate mortgaged-backed securities purchased, with rates to change annually, initially yielding 6.64%. There were $40,000 in fixed rate callable agencies purchased with call dates from one to three years in the future, and final maturity dates between five and eight years. Yields on these callable bonds ranged from 7.13% to 7.47%. The variable rate securities were purchased with variable rate borrowings. The callable bonds were purchased with like Federal Home Loan Bank advances. Net interest rate spreads on the purchases approximated 110-113 basis points.

During the quarter ended June 30, 1997, $15,900 in securities were purchased. There were $5,300 in short term fixed rate treasuries, $5,000 fixed rate callable agencies with call dates two years in the future and $4,000 fixed rate corporate debt securities. The treasuries and callable agencies replaced like maturities of similar investments.

During the six months ended June 30, 1997, Citizens implemented a Bank Owned Life Insurance Program ("BOLI"). Single premium policies totaling $20,000 were purchased on employees. The BOLI is included in line item accrued interest receivable and other assets. This is the primary reason for the increase in the balance sheet line since December 31, 1996. Citizens will realize accrued income on its financial statement, in the line titled other income, based on the interest crediting rates in the insurance policies.

NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .67% at June 30, 1997, as compared to .31% at December 31, 1996. The allowance for loan losses as a percentage of total loans at June 30, 1997 was 1.89% compared to 1.91% at December 31, 1996. Nonperforming loans as a percentage of the allowance for loan losses increased to 35.78% at June 30, 1997, from 16.14% at December 31, 1996.

Other real estate totaled $93 at June 30, 1997 and $214 at December 31, 1996.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .14% of average loans for the six months ended June 30, 1997, as compared to .20% for the year ended December 31, 1996.

LIQUIDITY

Bancshares' liquidity position remained strong during the second quarter of 1997. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $661,372 and were 108.1% of total loans at June 30, 1997. The core deposit levels at June 30, 1997 approximated the levels at year-end 1996.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At June 30, 1997, these assets totaled $330,323, an increase of $62,217 or 23.2% from December 31, 1996.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (CONTINUED).
--------------------------

(Dollars in thousands, except per share data)

LIQUIDITY - CONTINUED

Management believes that Bancshares' liquidity position is strong based on its high level of cash, cash equivalents, core deposits, the stability of its other funding sources and its capital base.

CAPITAL RESOURCES

Shareholders' equity totaled $94,743 at June 30, 1997, compared to $89,712 at December 31, 1996. The ratio of shareholders' equity to assets was 9.06% at June 30, 1997 and 9.5% at December 31, 1996, respectively.

                                   JUNE 30, 1997         December 31, 1996
                                   -------------         -----------------
                                AMOUNT      PERCENT      Amount     Percent
                                ------      -------      ------     -------
Tier 1 risk-based capital
         Actual                $ 93,594      15.26%      $88,753      16.23%
         Required                24,532       4.00        21,876       4.00
Total risk-based capital
         Actual                $101,307      16.52%      $95,645      17.49%
         Required                49,064       8.00        43,753       8.00

The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at June 30, 1997 and December 31, 1996.

                          JUNE 30, 1997        December 31, 1996
                          -------------        -----------------
Leverage Ratio         AMOUNT     PERCENT     Amount     Percent
--------------         ------     -------     ------     -------
Actual                $93,594      9.42%      $88,753      9.91%
Minimum required       29,812      3.00        26,879      3.00
Maximum required       49,686      5.00        44,799      5.00

The unrealized gain on securities available for sale, net of tax effect, was $509 at June 30, 1997, compared to an unrealized gain of $798 at December 31, 1996. The decrease of $289 was primarily attributable to the changing interest rate environment.

GENERAL

Bancshares' common stock closed at an all-time high of $55 on June 30, 1997. The share price has increased 65.41% since December 31, 1996. Management believes that the value of the shares has increased due to the Corporation's continued solid performance and investors' strong demand for the financial institution sector. Part of this increase may also stem from the recent inclusion of the Corporation's stock in the Russell 2000 and Russell 3000 indices, which are indices of "small cap" stocks.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-----------------------------------------------------------------------
OF OPERATIONS (CONTINUED).
--------------------------

(Dollars in thousands, except per share data)

GENERAL - CONTINUED

The Corporation recently received national recognition by placing second in U.S. Banker magazine's 1997 ranking of the 200 mid-sized publicly traded bank holding companies. The ranking was based on each bank's 1996 performance in five areas: capitalization, asset quality, two measures of profitability and efficiency. We are very proud of this accomplishment.

Progress continues toward the acquisition of the Belmont County branches of Metropolitan Savings Bank of Ohio, an affiliate of F.N.B. Corporation, Hermitage, Pennsylvania. The branch offices are located in Martins Ferry, St. Clairsville and Barnsville. Citizens will acquire approximately $66 million in deposits and $26 million in loans for a 9% premium on the deposits in connection with this transaction. The value of the transaction is approximately $6 million.

In our first quarter 10-Q, we announced the Corporation's intentions to offer trust and investment services, and the hiring of three individuals to manage these activities. During the second quarter, Bancshares began to offer comprehensive services, including personal trust, estate administration, IRA and employee benefit accounts and investment services through our wholly-owned subsidiary, First National Bank of Chester. The Trust Department personnel are operating from the Citizens' office at 80 Boardman-Poland Road (Route 224) in Boardman, Ohio. Trust and investment services will be marketed throughout the Corporation's market area in the near future. Management projects that the long-term prospects for the Trust Company will add fee income to Bancshares while providing a valuable service. Bancshares' 1997 core earnings will be reduced by approximately $.03 per common share due to the after tax impact of planned Trust Company expenses.

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

         Not applicable.

ITEM 5.  OTHER INFORMATION.
---------------------------

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

         (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                            CITIZENS BANCSHARES, INC.
                     PART II - OTHER INFORMATION - CONTINUED

                                  EXHIBIT INDEX

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

         (3) Form of Indemnification Agreement between Citizens Bancshares, Inc. and Individual Directors, Officers or Representatives (incorporated by reference in Exhibit 10 (4) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1989).

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

         (7) Citizens Bancshares, Inc. Non-Statutory Stock Option and Stock Appreciation Rights Plan.(incorporated by reference in Exhibit 10 (11) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1995).

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

                            EXHIBIT INDEX (CONTINUED)
                            -------------------------

         (8) The Employee Retirement Plan for Citizens Bancshares, Inc. (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30,
                  1995).

         (9) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Western Reserve Bank of Ohio (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No.33-99036 of Citizens Bancshares, Inc.).

         (10) Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and Western Reserve Bank of Ohio (incorporated by reference in Exhibit 10 (12) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31, 1995).

         (11) Plan and Agreement of Merger by and among Citizens Bancshares, Inc., The Citizens Banking Company and the Navarre Deposit Bank Company (incorporated by reference in Exhibit 10 (13) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended March 31, 1996).

         (12) Purchase and Assumption agreement between The Metropolitan Savings Bank of Ohio and The Citizens Banking Company (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30,
                  1997).

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

Citizens Bancshares, Inc.

Date: July 22, 1997                   Marty E. Adams
      -------------                   --------------
                                      Marty E. Adams
                                      President & Chief Executive Officer
                                      Vice Chairman

Date: July 22, 1997                   William L. White III
      -------------                   --------------------
                                      William L. White III
                                      Senior Vice President
                                      Chief Financial Officer