Form 10-Q
period 1997-09-30
CITIZENS BANCSHARES INC /OH/
filed 1997-10-27
CIK 855876

                                                         Page 1 of _________


                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended September 30, 1997

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

Yes  X     No
    ---

On October 24, 1997 there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------

                        QUARTER ENDED September 30, 1997

                         Part I - Financial Information

ITEM 1 FINANCIAL STATEMENTS
---------------------------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                        Page
                                                                       Number
                                                                       ------
Financial Statements
--------------------

Consolidated Balance Sheets                                             3

Consolidated Statements of Income                                       4

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                  5

Condensed Consolidated Statements of
  Cash Flows                                                            6

Notes to the Consolidated Financial
  Statements                                                            7 - 13

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
--------------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS                         14 - 18
            -----------------------------------

PART II - OTHER INFORMATION                                             19 - 21
---------------------------

Exhibit Index                                                           20 - 21

Signatures                                                              22

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)



                                                                       SEPTEMBER 30,   December 31,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                         1997            1996
                                                                        -----------      ---------
ASSETS
     Cash and due from banks ......................................     $    30,090      $  25,467
     Federal funds sold ...........................................           1,170          1,900
                                                                        -----------      ---------
          Total cash and cash equivalents .........................          31,260         27,367
     Interest-bearing deposits with financial institutions ........             223            364
     Securities available for sale (Note 2) .......................         301,365        240,375
     Securities held to maturity (estimated market value of $51,013
       at September 30 and $65,454 at December 31 (Note 2) ........          50,595         65,230
     Total loans (Note 3) .........................................         625,965        595,247
       Less allowance for loan losses (Note 4) ....................         (11,961)       (11,350)
                                                                        -----------      ---------
          Net loans ...............................................         614,004        583,897
     Premises and equipment, net ..................................          15,255         15,316
     Accrued interest receivable and other assets .................          37,257         15,381
                                                                        -----------      ---------
          Total assets ............................................     $ 1,049,959      $ 947,930
                                                                        ===========      =========

LIABILITIES
     Deposits
     Noninterest-bearing deposits .................................     $    66,329      $  67,817
     Interest-bearing deposits ....................................         663,421        641,775
                                                                        -----------      ---------
          Total deposits ..........................................         729,750        709,592
     Securities sold under repurchase agreements and
       Federal funds purchased ....................................          78,492         87,939
     Federal Home Loan Bank advances ..............................         129,530         49,923
     Accrued interest payable and other liabilities ...............          11,639          9,576
                                                                        -----------      ---------
          Total liabilities .......................................         949,411        857,030
                                                                        -----------      ---------

MINORITY INTEREST IN SUBSIDIARY ...................................             627          1,188

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 12,000,000 shares
       authorized; 5,899,790 shares issued ........................          16,514         16,514
     Retained earnings ............................................          80,923         72,818
     Less treasury stock, 2,250 shares at cost ....................              (5)            (5)
     ESOP obligations and unearned shares .........................            (350)          (413)
     Unrealized gain on securities available for sale .............           2,839            798
                                                                        -----------      ---------
          Total shareholders' equity ..............................          99,921         89,712
                                                                        -----------      ---------
          Total liabilities and shareholders' equity ..............     $ 1,049,959      $ 947,930
                                                                        ===========      =========





See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                       For the three months       For the nine months
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)     ended September 30,       ended September 30,
                                                        1997          1996          1997       1996
                                                      --------      --------      -------     -------
INTEREST INCOME
   Loans, including fees ........................     $ 15,005      $ 14,216      $44,116     $42,756
   Securities
     Taxable ....................................        5,422         3,977       15,631      11,325
     Nontaxable .................................          275           296          828         891
   Federal funds sold and other .................            3            45           60         341
                                                      --------      --------      -------     -------
       Total interest income ....................       20,705        18,534       60,635      55,313
                                                      --------      --------      -------     -------

INTEREST EXPENSE
   Deposits .....................................        7,111         6,676       20,880      20,054
   Federal Home Loan Bank advances ..............        1,503           691        3,420       2,198
   Federal funds, repurchase agreements and other        1,509           722        4,597       1,297
                                                      --------      --------      -------     -------
       Total interest expense ...................       10,123         8,089       28,897      23,549
                                                      --------      --------      -------     -------

NET INTEREST INCOME .............................       10,582        10,445       31,738      31,764

PROVISION FOR LOAN LOSSES (NOTE 4) ..............          407           388        1,232       1,244
                                                      --------      --------      -------     -------

INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ....................       10,175        10,057       30,506      30,520
                                                      --------      --------      -------     -------

OTHER INCOME
   Service charges and fees on deposits .........          663           607        1,877       1,644
   Other income .................................        1,073           571        2,706       1,808
   Increase in value in bank owned life insurance          277                        428
   Investment losses (Note 2) ...................                         (3)                    (15)
                                                      --------      --------      -------     -------
       Total other income .......................        2,013         1,175        5,011       3,437
                                                      --------      --------      -------     -------

OTHER EXPENSE
   Salaries and employee benefits ...............        2,987         2,686        8,787       8,184
   Occupancy expense ............................          383           356        1,148       1,135
   Equipment expense ............................          450           521        1,482       1,627
   Merger, integration and restructure expense ..          200            38          200         463
   SAIF recapitalization expense ................                        693                      693
   Other operating expense ......................        1,683         1,950        4,863       5,601
                                                      --------      --------      -------     -------
       Total other expense ......................        5,703         6,244       16,480      17,703
                                                      --------      --------      -------     -------

 INCOME BEFORE INCOME TAXES .....................        6,485         4,988       19,037      16,254

 INCOME TAXES ...................................        2,044         1,615        6,154       5,305
                                                      --------      --------      -------     -------

 NET INCOME .....................................     $  4,441      $  3,373      $12,883     $10,949
                                                      ========      ========      =======     =======

 EARNINGS PER COMMON SHARE ......................     $    .75      $    .57      $  2.18     $  1.85
                                                      ========      ========      =======     =======

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                                                         For the nine months ended September 30,
                                                         ---------------------------------------
                                                               1997                1996
                                                               ----                ----
(IN THOUSANDS OF DOLLARS)

Balances at January 1                                        $ 89,712           $ 80,111

Net income                                                     12,883             10,949

Change in employee stock ownership plan obligation
 and shares earned                                                 63                 44

Cash paid for fractional shares                                    (1)                (9)

Cash dividends declared ($.81 per share in 1997 and
 $.58 in 1996)                                                 (4,777)            (3,402)

Change in unrealized gain (loss) on securities
 available for sale                                             2,041             (1,620)
                                                             --------           --------

Balances at September 30                                     $ 99,921           $ 86,073
                                                             ========           ========




















See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                   FOR THE NINE MONTHS ENDED SEPT. 30,
                                                                   -----------------------------------

                                                                            1997           1996
                                                                         ---------      ---------
(DOLLARS IN THOUSANDS)

NET CASH FLOWS FROM OPERATING ACTIVITIES ...........................     $  22,940      $  15,525
                                                                         ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
     Proceeds from sales ...........................................                        5,505
       Proceeds from paydowns, maturities ..........................        41,620         62,013
     Purchases .....................................................      (100,485)      (115,783)
   Securities held to maturity:
     Proceeds from paydowns, maturities ............................        30,761         32,531
     Purchases .....................................................       (16,113)       (24,021)
   Net increase in loans ...........................................       (40,901)       (22,520)
   Proceeds from commercial and student loans sold .................         2,000          4,362
   Net change in interest-bearing deposits
    with financial institutions ....................................           141            361
   Proceeds from premises and equipment sold .......................           434
   Purchases of premises and equipment .............................        (1,732)        (3,064)
   Purchases of life insurance contracts ...........................       (20,000)          (500)
   Sales of other real estate ......................................           131            222
                                                                         ---------      ---------
       Net cash from investing activities ..........................      (104,144)       (60,894)
                                                                         ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends and fractional shares paid .......................        (4,660)        (3,868)
   Net increase in deposit accounts ................................        20,158          9,652
   Net increase in repurchase agreements and Federal funds purchased        (9,447)        57,159
   Net change in short-term FHLB advances ..........................        45,210        (18,500)
   Proceeds from long-term FHLB advances ...........................        40,400          2,250
   Repayment of long-term FHLB advances ............................        (6,003)       (16,227)
   Redemption of minority interest in subsidiary ...................          (561)           (25)
                                                                         ---------      ---------
       Net cash from financing activities ..........................        85,097         30,441
                                                                         ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................         3,893        (14,928)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................        27,367         40,926
                                                                         ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................     $  31,260      $  25,998
                                                                         =========      =========




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

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at September 30, 1997 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1996 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1996.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the nine months ended September 30, 1997 and 1996, Bancshares paid interest in the amount of $28,486 and $25,507 respectively, and taxes in the amount of $6,649 and $6,064, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $80 and $12 for each of the nine months ended September 30, 1997 and 1996, respectively.

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact Bancshares' financial statements for the quarter or the nine month period ended September 30, 1997.

In March 1997, the accounting requirements for calculating earnings per share were revised. Basic earnings per share for the year ending 1997 and later will be calculated solely on average common shares outstanding. Diluted earnings per share will reflect the potential dilution of stock options and other common stock equivalents. All prior calculations will be restated to be comparable to the new methods. As Bancshares has not had significant dilution from stock options, the new calculation methods are not expected to significantly affect future basic earnings per share and diluted earnings per share.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. The weighted average number of shares used in the computation for 1997 and 1996 was 5,897,540. Fully diluted and primary weighted shares outstanding at September 30, 1997 were 5,902,963 and 5,909,207, respectively. Earnings per share remained at $.75 and $2.18 for the quarter and nine month period ended September 30, 1997 for fully diluted and primary earnings per share.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values was as follows:


                                                                      SEPTEMBER 30, 1997
                                                       ------------------------------------------------
                                                                       GROSS         GROSS    ESTIMATED
                                                       AMORTIZED  UNREALIZED    UNREALIZED         FAIR
                                                            COST       GAINS        LOSSES        VALUE
                                                        --------     -------      -------      --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                $ 10,505     $    63      $    (3)     $ 10,565
U.S. Government agencies
   and corporations                                       66,471         834          (15)       67,290
Obligations of states and political
   subdivisions                                              100                                    100
Corporate and other securities                             4,000         185                      4,185
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                     177,564       1,395         (279)      178,680
   Agency collateralized mortgage obligations             17,682          90         (160)       17,612
   Other                                                   5,142          30                      5,172
                                                        --------     -------      -------      --------
     Total debt securities available for sale            281,464       2,597         (457)      283,604
Marketable equity securities                              15,534       2,332         (105)       17,761
                                                        --------     -------      -------      --------
     Total investment securities available for sale     $296,998     $ 4,929      $  (562)     $301,365
                                                        ========     =======      =======      ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                $ 28,341     $   151      $    (3)     $ 28,489
U.S. Government agencies and corporations                    100                       (3)           97
Obligations of states and political
   subdivisions                                           22,149         282           (9)       22,422
Corporate and other                                            5                                      5
                                                        --------     -------      -------      --------
     Total investment securities held to maturity       $ 50,595     $   433      $   (15)     $ 51,013
                                                        ========     =======      =======      ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values was as follows:


                                                                        DECEMBER 31, 1996
                                                        -------------------------------------------------
                                                                        GROSS          GROSS    ESTIMATED
                                                        AMORTIZED  UNREALIZED     UNREALIZED         FAIR
                                                             COST       GAINS         LOSSES        VALUE

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
                                                         ========     =======      ========      ========

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at September 30, 1997 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.


                                                      AMORTIZED         ESTIMATED
                                                           COST        FAIR VALUE
                                                      ---------        ----------

DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                             $  6,997          $  7,004
   Due after one year through five years                 16,758            16,828
   Due after five years through ten years                52,821            53,625
   Due after ten years                                    4,500             4,683
   Mortgage-backed securities                           200,388           201,464
                                                       --------          --------
     Total debt securities available for sale          $281,464          $283,604
                                                       ========          ========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                             $  7,523          $  7,557
   Due after one year through five years                 33,711            33,912
   Due after five years through ten years                 8,776             8,932
   Due after ten years                                      585               612
                                                       --------          --------
     Total debt securities held to maturity            $ 50,595          $ 51,013
                                                       ========          ========


There were no sales of securities for the quarter or nine month period ended September 30, 1997. For the quarter and nine month period ended September 30, 1996, securities available for sale with an amortized cost of $2,842 and $5,528, respectively were sold. For the quarter ended September 30, 1996, related gross gains of $2 and losses of $5 were recognized. For the nine month period ended September 30, 1996, related gross realized losses of $25 and gross realized losses of $10 were recognized.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

The loan portfolio at September 30, 1997 and December 31, 1996 was as follows:


                                              SEPTEMBER 30,      December 31,
                                                      1997              1996
                                                  --------          --------
Commercial, financial and agricultural            $163,855          $140,977
Residential real estate mortgage                   278,512           280,779
Commercial real estate                             117,153           113,327
Construction                                         5,079             4,704
Consumer                                            50,642            48,269
Real estate mortgage loans held for sale            10,724             7,191
                                                  --------          --------
   Total loans                                    $625,965          $595,247
                                                  ========          ========

Nonaccrual and past due loans:

                                              SEPTEMBER 30,       December 31,
                                                      1997               1996
                                                  --------          --------
Loans accounted for on a nonaccrual basis         $  1,799          $  1,158
Loans past due more than 90 days and
 still accruing interest                             1,279               674
                                                  --------          --------
                                                  $  3,078          $  1,832
                                                  ========          ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996 was as follows:


                                                      1997              1996
                                                  --------          --------
Balance at January 1                              $ 11,350          $ 10,895
Provision for loan losses                            1,232             1,244
Recoveries                                             717               979
Loans charged-off                                   (1,338)           (1,572)
                                                  --------          --------
Balance at September 30                           $ 11,961          $ 11,546
                                                  ========          ========


Information regarding impaired loans is as follows:


                                             For the nine months ended September 30,
                                                      1997              1996
                                                  --------          --------
Average investment in impaired loans              $  2,677          $  3,892
Interest income recognized on impaired loans      $    187          $    235
Interest income received on impaired loans        $    179          $    176

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

                                                  SEPT. 30,      December 31,
                                                      1997              1996
                                                  --------          --------
Balance of impaired loans                         $  2,457          $  3,116
Specific allocation associated with
 impaired loans                                   $    259          $    416

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $346 and $981 at September 30, 1997 and December 31, 1996, respectively.


NOTE 5 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning and Carroll and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $294,315 of loans at September 30, 1997, and are secured primarily by 1 - 4 family residences. Commercial real estate loans comprised 18.72% of loans at September 30, 1997 and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.

Also at September 30, 1997, 12.4% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $37,573 in variable rate commitments and $6,084 in fixed rate commitments at September 30, 1997. The fixed rate commitments have an interest rate range of 6.50% to 8.875%. There were $45,450 in variable rate commitments and $3,237 in fixed rate commitments at year end 1996. The fixed rate commitments have an interest rate range of 6.50% to 8.75%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

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

Bancshares' subsidiary banks were required to have approximately $9,314 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at September 30, 1997. These balances do not earn interest.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at September 30, 1997 were:


                                               Maturity or first
                      Amount             Rate     repricing date
                      ------             ----     --------------
                    $103,280             5.60%              1997
                       2,750             5.66               1998
                       8,500             6.53               1999
                      15,000             5.93               2002
                    --------
                    $129,530

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS.
--------------

(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at September 30, 1997, compared to December 31, 1996, and the results of operations for the quarter and nine months ended September 30, 1997, as compared to the same periods in 1996, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. Actual results could differ from those expressed or implied.


RESULTS OF OPERATIONS

Net income for the quarter ended September 30, 1997, was $4,441, a 31.7% increase from the $3,373 earned for the quarter ended September 30, 1996. Earnings per share for the third quarter of 1997 were $.75, representing an increase of 31.6% over the $.57 earned in the comparable period for 1996.

Net income for the nine months ended September 30, 1997 was $12,883, compared to $10,949 for the same period in 1996. Earnings per common share for the nine months ended September 30, 1997 were $2.18, up 17.8% over the same period in 1996. Bancshares' 17.7% increase in net income for the nine months ended September 30, 1997, compared to the same period in 1996, was due primarily to a 45.8% increase in other income. Service charges and fees on deposits have risen due to product fee increases, and other fees associated with credit products have contributed $200 for the quarter and $750 for the nine months ended September 30, 1997. Citizens purchased Bank Owned Life Insurance during the second quarter of 1997. Bank Owned Life Insurance income for the quarter ended and nine months ended September 30, 1997, was $277 and $438, respectively. Additionally, other expense decreased 6.9% for the nine months ended September 30, 1997 as compared to the same period in 1996. For the nine months ended September 30, 1997, merger, integration and restructuring expense totaled $200 and decreased 56.8% compared to the same period in 1996. Saving Association Insurance Fund ("SAIF") recapitalization expense for the quarter and nine months ended September 30, 1996 was $693.



Net income for the quarter and nine months ended September 30, 1997 and the comparable periods in 1996 included net nonrecurring after tax income and expense discussed below. Core earnings for the quarter and nine month period ended September 30, 1996, were $3,831,000 and $11,148,000, respectively. Core earnings for the quarter and nine months ended September 30, 1997, were $4,571,000 and $13,013,000, respectively. The result was an increase in core earnings of 19.3% for the third quarter of 1997, and an increase of 16.7% for the nine months ended September 30, 1997, compared to the comparable periods in 1996.

The nonrecurring item for the quarter and nine months ended September 30, 1997, was a $130,000 after tax restructuring charge related to pending acquisitions.

For the quarter ended September 30, 1996, the nonrecurring items were comprised of $434,000 after-tax SAIF assessment and a $25,000 after-tax restructuring charge related to an acquisition.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)
RESULTS OF OPERATIONS - CONTINUED

The nonrecurring items for the nine months ended September 30, 1996 were a $422.5 after tax loan discount recognized as loan income upon prepayment, a $112.5 after tax other income FHLMC remittance settlement and a $300 after tax restructuring charge related to an acquisition, and a $434 after tax SAIF assessment.

The provision for loan losses of $1,232 for the nine months ended September 30, 1997 decreased $12 from the comparable period in 1996. The provision of $407 for the quarter ended September 30, 1997 increased $19 from the quarter ended September 30, 1996.

Return on average shareholders' equity for the first nine months of 1997 was 18.32%, as compared to 17.70% for the same period in 1996. Return on average assets for the first nine months of 1997 was 1.70%, as compared to 1.65% for the same period in 1996.


NET INTEREST INCOME
                                                   For the nine months ended September 30,
                                                            1997                 1996
                                                      ----------           ----------
   Net interest income                                $   31,738           $   31,764
   Taxable equivalent adjustment                             667                  638
                                                      ----------           ----------
     Net interest income taxable equivalent           $   32,405           $   32,402
                                                      ==========           ==========

   Net interest margin                                      4.43%                4.97%
   Taxable equivalent adjustment                             .09                  .10
                                                      ----------           ----------
      Net interest margin taxable equivalent                4.52%                5.07%
                                                      ==========           ==========

Net interest income taxable equivalent, of $32,405, for the nine months ended September 30, 1997 increased $3 from the comparable period in 1996. Included in total interest income for the nine months ended September 30, 1996 was $650 in nonrecurring income which was loan discount recognized as loan income upon prepayment. This prepayment resulted in an increase in the net interest margin, fully taxable equivalent for the nine months ended September 30, 1996 of approximately 8 basis points.

The net interest margin, fully taxable equivalent of 4.52% for the first nine months of 1997 decreased from 5.07% for the comparable period in 1996. The yield on average earning assets was 8.56% for the first nine months of 1997 compared to 8.81% for the comparable period in 1996. The cost of interest bearing liabilities was 4.58% for the first nine months of 1997 compared to 4.30% for the comparable period in 1996. Increases in interest rates paid on Federal Home Loan Bank advances and securities sold under repurchase agreements have contributed to the increase in the cost of interest bearing liabilities for the first nine months of 1997 compared to the same period in 1996.

Average gross earning assets increased $9,853 during the third quarter of 1997, while the average rate earned on these assets decreased from 8.67% at December 31, 1996 to 8.56% at September 30, 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CHANGES IN FINANCIAL CONDITION

Total assets of $1,049,959 at September 30, 1997 increased $102,029 or 10.8% compared to year-end 1996. Total deposits and Federal Home Loan Bank advances at September 30, 1997 of $729,750 and $129,530 increased $20,158 and $79,607, respectively, from December 31, 1996. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale and to fund loan growth. Net loans totaled $614,004 at September 30, 1997, representing an increase of $30,107 or 5.2% since year-end 1996.

During the quarter ended September 30, 1997, $15,400 in securities were purchased. Included in these purchases were $2,500 in short term fixed rate treasuries and $10,500 fixed rate, fifteen and twenty year mortgage pools.

During the six months ended June 30, 1997, Citizens implemented a Bank Owned Life Insurance Program ("BOLI"). Single premium policies totaling $20,000 were purchased on employees. Citizens implemented the BOLI to offset the costs of employee benefits. Citizens will realize accrued income on its financial statement, in the line titled "Other income", based on the interest crediting rates in the insurance policies.


NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .49% at September 30, 1997, as compared to .31% at December 31, 1996. The allowance for loan losses as a percentage of total loans at September 30, 1997 was 1.91% compared to 1.91% at December 31, 1996. Nonperforming loans as a percentage of the allowance for loan losses increased to 25.7% at September 30, 1997, from 16.14% at December 31, 1996.

Other real estate totaled $173 at September 30, 1997 and $214 at December 31, 1996, respectively.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .14% of average loans for the nine months ended September 30, 1997, as compared to .20% for the year ended December 31, 1996.


LIQUIDITY

Bancshares' liquidity position remained strong during the third quarter of 1997. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $660,239 and were 105.5% of total loans at September 30, 1997. The core deposit levels at September 30, 1997 approximated the levels at year-end 1996.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At September 30, 1997, these assets totaled $332,848, an increase of $64,742 or 24.1% from December 31, 1996.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Shareholders' equity totaled $99,921 at September 30, 1997, compared to $89,712 at December 31, 1996. The ratio of shareholders' equity to assets was 9.52% at September 30, 1997 and 9.46% at December 31, 1996.


                                        SEPTEMBER 30, 1997              December 31, 1996
                                     ------------------------         ------------------------
                                     AMOUNT           PERCENT         Amount           Percent
                                     ------           -------         ------           -------
Tier 1 risk-based capital
         Actual                    $ 96,389             15.64%       $88,753             16.23%
         Required                    24,646              4.00         21,876              4.00
Total risk-based capital
         Actual                    $104,144             16.90%       $95,645             17.49%
         Required                    49,292              8.00         43,753              8.00



The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at September 30, 1997 and December 31, 1996.


                             SEPTEMBER 30, 1997            December 31, 1996
                          ------------------------        -------------------------
Leverage Ratio             AMOUNT          PERCENT        Amount           Percent
                           ------          -------        ------           -------
Actual                    $96,389             9.54%       $88,753             9.91%
Minimum required           30,324             3.00         26,879             3.00
Maximum required           50,540             5.00         44,799             5.00


The unrealized gain on securities available for sale, net of tax effect, was $2,839 at September 30, 1997, compared to an unrealized gain of $798 at December 31, 1996. The increase of $2,041 was primarily attributable to the changing interest rate environment.


GENERAL

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

GENERAL - CONTINUED

During the second quarter of 1997, Bancshares began to offer comprehensive services, including personal trust, estate administration, IRA and employee benefit accounts and investment services through its wholly-owned subsidiary, First National Bank of Chester. The Trust Department personnel are operating from the Citizens' office at 80 Boardman- Poland Road (Route 224) in Boardman, Ohio. Trust and investment services will be marketed throughout the Bancshares' market area in the near future. Management projects that the long-term prospects for the Trust Company will add fee income to Bancshares while providing a valuable service. Bancshares' 1997 core earnings will be reduced by approximately $.03 per common share due to the after tax impact of planned Trust Company expenses.

Progress continues toward the acquisition of the Belmont County branches of Metropolitan Savings Bank of Ohio, an affiliate of F.N.B. Corporation, Hermitage, Pennsylvania. Expected completion of this acquisition is on November 21, 1997. The branch offices are located in Martins Ferry, St. Clairsville and Barnsville. Citizens will acquire approximately $65 million in deposits and $25 million in loans for a 9% premium on the deposits in connection with this transaction. The value of the transaction is approximately $6 million.

During the third quarter of 1997, Bancshares announced two acquisitions. On September 12, 1997, Bancshares signed a definitive agreement (the "Agreement") pursuant to which UniBank, Steubenville, Ohio, will affiliate with Bancshares. Under the terms of the Agreement, 13.25 shares of Bancshares' common stock will be exchanged for each share of UniBank common stock outstanding in a tax-free exchange. The transaction is valued at over $50 million. UniBank has assets of $226 million and deposits of $209 million at June 30, 1997. UniBank operates twelve banking locations in Jefferson and Columbiana counties, which will become branches of Citizens. Citizens will have the highest market share of deposits in Jefferson County, Ohio upon the completion of the transaction. Since UniBank and Citizens operate in the same market, there are several opportunities to consolidate branches with no adverse effect on customer services. Management believes this transaction will be accretive to the Corporation's earnings per share during the first year after the acquisition. The transaction, which is subject to regulatory and UniBank shareholder approval, is expected to close in early 1998.

On August 1, 1997, Citizens acquired ValueNet, Inc. ("ValueNet"). ValueNet provides local Internet access and electronic mail service to over 1,000 customers throughout Columbiana, Mahoning and Trumbull counties. The ValueNet acquisition will not have a material impact on the 1997 earnings. The $300 acquisition is the first step of Citizens' plan to offer Internet banking, scheduled to be released in December, 1997. Management believes that by purchasing an Internet service provider, we have the advantage of an already established customer base for the Internet banking product. The Internet banking product will allow customers to access their account and conduct their banking from anywhere in the world at any time of the day through a personal computer.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS.
--------------------------

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

ITEM 2. CHANGES IN SECURITIES.
------------------------------

         Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

         Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

         Not applicable.

ITEM 5. OTHER INFORMATION.
--------------------------

         Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

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

        (13) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and UniBank (incorporated by reference in Exhibit 10 (13) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended September 30, 1997).

        (14) Purchase Agreement between The Citizens Banking Company and ValueNet Inc. (incorporated by reference in Exhibit 10 (14) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended September 30, 1997).

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



Citizens Bancshares, Inc.

Date: October 24, 1997                      Marty E. Adams
      ----------------                      --------------
                                            Marty E. Adams
                                            President & Chief Executive Officer
                                            Vice Chairman


Date: October 24, 1997                      William L. White III
      ----------------                      --------------------
                                            William L. White III
                                            Senior Vice President
                                            Chief Financial Officer