Form 10-K405
period 1997-12-31
CITIZENS BANCSHARES INC /OH/
filed 1998-02-26
CIK 855876

                                                      Exhibit Index on
                                                              Page__
                                                              Page 1 of __ pages

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   For the fiscal year ended December 31, 1997

                         Commission file number 0-18209
                            CITIZENS BANCSHARES,INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                         Ohio                                                   34-1372535
           ---------------------------                                   -----------------------
           (State or other jurisdiction of                               (I.R.S. Employer
           incorporation or organization)                                 Identification No.)

           10 East Main Street, Salineville, Ohio                        43945
           --------------------------------------                        ------------------
           (Address of principal executive offices)

           Registrant's telephone number,                                 330-679-2328
           including area code                                            ------------

           Securities registered pursuant to Section 12(b) of the Act:  None
                                                                        ----
           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Without Par Value
                 ----------------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         On February 23, 1998, there were 5,897,540 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding. As of the same date, the aggregate market value (based on the average of bid and asked prices) of Citizens Bancshares, Inc.'s Common Stock held by non-affiliates was $415,248,300.

                       Documents Incorporated by Reference
                       -----------------------------------

         Portions of Annual Report to Shareholders for the Year ended December 31, 1997 (incorporated into Parts I, II and IV of this Form 10-K).

         Portions of Citizens Bancshares, Inc.'s Proxy Statement to be filed on or before April 30, 1998 (incorporated into Parts II and III of this Form 10-K).

Item 1.  BUSINESS
-------  --------

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

THE CITIZENS BANKING COMPANY ("Citizens"), owned by the Corporation since 1982, was organized and chartered under the laws of the State of Ohio in 1902. Citizens is an insured bank under the Federal Deposit Insurance Act. Citizens acquired ValueNet, an internet service provider, during 1997. Citizens accounts for approximately 96% of the Corporation's consolidated assets.

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

Interest and fees on loans accounted for 66.9% of total revenue in 1997, 72.0% in 1996 and 70.6% in 1995. Interest on securities is also a significant source of revenue, accounting for 25.0% of revenues in 1997, 21.4% in 1996 and 22.6% in 1995. Total cash and cash equivalents of $32,162,000 at year-end 1997 and increased $4,795,000 from year-end 1996. Citizens' loan portfolio does not include any foreign-based loans, loans to lesser developed countries, or loans to the corporation or its other subsidiaries.

The Corporation's business is not seasonal nor is it dependent upon a single or small group of customers. In the opinion of management, the Corporation does not have exposure to material costs associated with environmental hazardous waste clean-up.

Competition-

The primary market area for Citizens is eastern Ohio and consists of all of Columbiana County, all of Carroll County, portions of Stark, Mahoning and Belmont counties and the northern 75% of Jefferson County. A secondary market area is the southern portion of Jefferson County, the panhandle of West Virginia north of Follansbee, and a small portion of Pennsylvania south of Beaver and west of Darlington to the Ohio border.

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

Employees-

The Corporation has no employees; however, Citizens, FNB and Express employ approximately 375 full-time equivalents. The Corporation and its subsidiary banks are not parties to any collective bargaining agreements.
Management considers its relationship with its employees to be good.

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

Banks-

As an Ohio chartered bank, Citizens is supervised and regulated by the Ohio Division of Financial Institutions. Citizens is also a member of the Federal Reserve and is subject to their supervision and regulation. As a national bank, FNB is supervised and regulated by the Comptroller of the Currency. The deposits of Citizens and FNB are insured primarily by the Bank Insurance Fund ("BIF") of the Federal Deposit Insurance Corporation ("FDIC") and both entities are subject to the applicable provisions of the Federal Deposit Insurance Act. Approximately $107 million of Citizens' deposits are insured by the Savings Association Insurance Fund of the FDIC. A subsidiary of a bank holding company can be liable for reimbursing the FDIC if the FDIC incurs or anticipates a loss because of a default of another FDIC insured subsidiary of the bank holding company or FDIC assistance provided to such subsidiary is in danger of default.

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


            CERTAIN STATISTICAL INFORMATION REGARDING THE CORPORATION
            ---------------------------------------------------------

         The following schedules present, for the periods indicated, certain financial and statistical information relative to the Corporation as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," or a specific reference as to the location of the required disclosures in the Corporation's 1997 Annual Report to Shareholders (Exhibit 13), portions of which are incorporated in this Form 10-K by reference.

I. A. and B.  AVERAGE BALANCE SHEET AND RELATED ANALYSIS OF NET INTEREST
              ----------------------------------------------------------
              EARNINGS:
              --------

         The information set forth under the heading "Financial Review -- Average Balance Sheets and Related Yields and Rates" on page 22 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

C.       INTEREST RATES AND INTEREST DIFFERENTIAL RATE VOLUME ANALYSIS OF
         ----------------------------------------------------------------
         CHANGES IN INTEREST INCOME AND INTEREST EXPENSE:
         -----------------------------------------------

         The information set forth on page 23 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference.

II.      INVESTMENT PORTFOLIO
         --------------------

A. The amortized costs, unrealized gains and losses and estimated fair values are as follows at December 31:

                                                                           1997
                                                     ----------------------------------------------
                                                                    GROSS        GROSS    ESTIMATED
(dollars in thousands)                              AMORTIZED  UNREALIZED   UNREALIZED         FAIR
                                                         COST       GAINS       LOSSES        VALUE

                                                     --------    --------     --------     --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                             $  6,006    $     50     $     (2)    $  6,054
U.S. Government agencies and corporations              55,993         935           (6)      56,922
Obligations of states and political subdivisions          100                                   100
Corporate and other securities                          5,000         185                     5,185
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                  221,447       1,045         (413)     222,079
   Agency collateralized mortgage obligations          16,980          37         (157)      16,860
   Other                                                4,832          26                     4,858
                                                     --------    --------     --------     --------
     Total debt securities available for sale         310,358       2,278         (578)     312,058
Marketable equity securities                           16,274       3,397                    19,671
                                                     --------    --------     --------     --------
     Total securities available for sale             $326,632    $  5,675     $   (578)    $331,729
                                                     ========    ========     ========     ========


SECURITIES HELD TO MATURITY:
U.S. Treasury securities                             $ 35,624    $    138     $     (3)    $ 35,759
U.S. Government agencies and corporations                 100                       (2)          98
Obligations of states and political  subdivisions      21,669         417                    22,086
Other                                                       5                                     5
                                                     --------    --------     --------     --------
    Total securities held to maturity                $ 57,398    $    555     $     (5)    $ 57,948
                                                     ========    ========     ========     ========

       --------------------------------



                                                                                1996
                                                       ----------------------------------------------------
                                                                        GROSS          GROSS      ESTIMATED
(dollars in thousands)                                AMORTIZED    UNREALIZED     UNREALIZED           FAIR
                                                           COST         GAINS         LOSSES          VALUE
                                                       --------      --------       --------       --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                               $ 11,001      $     80       $     (9)      $ 11,072
U.S. Government agencies and corporations                27,279           379            (77)        27,581
Obligations of states and political subdivisions            100                                         100
Corporate and other securities                               14                                          14
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                    164,027           838           (641)       164,224
   Agency collateralized mortgage obligations            19,200                         (269)        18,931
   Other                                                  6,076             7             (7)         6,076
                                                       --------      --------       --------       --------
     Total debt securities available for sale           227,697         1,304         (1,003)       227,998
Marketable equity securities                             11,452           943            (18)        12,377
                                                       --------      --------       --------       --------
     Total securities available for sale               $239,149      $  2,247       $ (1,021)      $240,375
                                                       ========      ========       ========       ========


SECURITIES HELD TO MATURITY:
U.S. Treasury securities                               $ 42,342      $    132       $    (13)      $ 42,461
U.S. Government agencies and corporations                   100                           (2)            98
Obligations of states and political  subdivisions        22,783           189            (82)        22,890
Other                                                         5                                           5
                                                       --------      --------       --------       --------
    Total securities held to maturity                  $ 65,230      $    321       $    (97)      $ 65,454
                                                       ========      ========       ========       ========

       --------------------------------


                                                                               1995
                                                      ----------------------------------------------------
                                                                       GROSS          GROSS      ESTIMATED
(dollars in thousands)                               AMORTIZED    UNREALIZED     UNREALIZED           FAIR
                                                          COST         GAINS         LOSSES          VALUE
                                                      --------      --------       --------       --------

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                              $  8,902      $     72       $     (1)      $  8,973
U.S. Government agencies and corporations               30,657           202            (73)        30,786
Corporate and other securities                             444                           (7)           437
Obligations of states and political subdivisions         5,931           148            (60)         6,019
Mortgage-backed securities
   GNMA, FHLMC and FNMA certificates                   135,323         1,031           (319)       136,035
   Agency collateralized mortgage obligations           10,463             9           (166)        10,306
   Other                                                 7,605             8            (10)         7,603
                                                      --------      --------       --------       --------
     Total debt securities available for sale          199,325         1,470           (636)       200,159
Marketable equity securities                             6,209           620                         6,829
                                                      --------      --------       --------       --------
     Total securities available for sale              $205,534      $  2,090       $   (636)      $206,988
                                                      ========      ========       ========       ========


SECURITIES HELD TO MATURITY:
U.S. Treasury securities                              $ 35,300      $    422       $     (1)      $ 35,721
U.S. Government agencies and corporations                  100                           (2)            98
Obligations of states and political subdivisions        17,779           183           (102)        17,860
Other                                                      527            32                           559
                                                      --------      --------       --------       --------
     Total securities held to maturity                $ 53,706      $    637       $   (105)      $ 54,238
                                                      ========      ========       ========       ========

     --------------------------------
(dollars in thousands)


B. The following is a schedule of maturities or next rate adjustment date of securities available for sale and the related weighted average yield as of December 31, 1997. This schedule is prepared using estimated fair value except for the yields which are calculated using the amortized cost of the related securities. Equity securities of $19,671 have been excluded from this schedule.


MATURITY OR NEXT RATE ADJUSTMENT DATE

                                   0-3 MONTHS         3 MOS -1 YR          1-5 YRS             5-10 YRS           OVER 10 YRS
                                AMOUNT    YIELD   AMOUNT      YIELD   AMOUNT      YIELD   AMOUNT       YIELD    AMOUNT     IELD
                                ------    -----   ------      -----   ------      -----   ------       -----    ------     ----
U.S. Treasury                 $    750    5.63%   $  2,745    5.55%   $  2,559    6.79%
U.S. Government agencies
 and corporations                                      499    5.26       4,272    6.62    $ 52,151     7.33%
Obligations of states and                                                                      100     7.00
  political subdivisions
Other securities                                                                                               $  5,185    9.87%
                              --------            --------            --------            --------             --------
Total investment securities        750               3,244               6,831              52,251                5,185
Mortgage-backed securities       7,177    6.43      69,521    7.09      32,993    6.62      50,872     6.82      83,234    7.19
                              --------            --------            --------            --------             --------

Total debt securities
  available for sale          $  7,927    6.36%   $ 72,765    7.02%   $ 39,824    6.63%   $103,123     7.08%   $ 88,419    7.34%
                              ========            ========            ========            ========             ========


The following is a schedule of maturities or next rate adjustment date of each category of securities held to maturity and the related weighted average yield as of December 31, 1997. This schedule is prepared with the amortized cost of a security maturing or being placed within the time bracket at the next interest rate adjustment without regard to principal repayment.


MATURITY OR NEXT RATE ADJUSTMENT DATE

                                   0-3 MONTHS          3 MOS -1 YR            1-5 YRS             5-10 YRS          OVER 10 YRS
                                AMOUNT     YIELD    AMOUNT      YIELD    AMOUNT      YIELD   AMOUNT    YIELD     AMOUNT     YIELD
                                ------     -----    ------      -----    ------      -----   ------    -----     ------     -----
U.S. Treasury                 $  3,391     6.72%   $  8.503     6.07%   $ 23,730    5.96%
U.S. Government agencies
  and corporations                                                           100    6.60
Obligations of states and
  political subdivisions           915     9.69         983     8.86      15,025    7.35    $  4,395     7.77%   $    351     8.70%
Other securities                                                               5    5.50
                              --------             --------             --------            --------             --------

Total investment securities   $  4,306     7.35%   $  9,486     6.36%   $ 38,860    6.50%   $  4,395     7.77%   $    351     8.70%
                              ========             ========             ========            ========             ========

     --------------------------------

         The weighted average yield is based on the effective yield for all bonds. The yields on the tax exempt portfolio have been adjusted for a tax equivalency rate of 35%. Mortgage-backed securities have been classified at their final stated maturity date, except for variable rate securities which are classified at their next rate adjustment date.

C. Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there were no investments in securities of any one issuer which exceeded 10% of consolidated shareholders' equity of the Corporation at December 31, 1997.


III. LOAN PORTFOLIO
     --------------

A. TYPES OF LOANS - Total loans on the consolidated balance sheets are comprised of the following classifications at December 31.

(dollars in thousands)


                                   1997         1996         1995         1994         1993
                               --------     --------     --------     --------     --------
Commercial, financial
     and agricultural          $285,940     $254,304     $232,506     $193,310     $159,347
Real estate mortgage            297,603      280,779      281,060      280,278      274,210
Construction                      5,329        4,704        6,202        6,494        7,160
Consumer                         57,084       48,269       51,098       50,414       53,267
Real estate mortgage loans
      held for sale               6,335        7,191        3,908          584        9,154
                               --------     --------     --------     --------     --------

      Total Loans              $652,291     $595,247     $574,774     $531,080     $503,138
                               ========     ========     ========     ========     ========

B. Maturities and Sensitivities of Loans to Changes in Interest Rates - The following is a schedule of maturities by fixed and variable rates as of December 31, 1997:


                                                 DUE IN                    DUE IN                 DUE AFTER
                                                 1 YEAR              1 YR - 5 YRS                   5 YEARS                 TOTAL
                                                 ------              ------------                   -------                 -----
Fixed rate commercial,
 financial and agricultural                    $  3,375                 $  12,189                 $  16,354             $  31,918
Fixed rate construction                           1,760                         1                     3,568                 5,329
                                               ---------                ---------                 ---------             ---------
     Total                                     $  5,135                 $  12,190                 $  19,922             $  37,247
                                               ========                 =========                 =========             =========


Variable rate commercial,
 financial and agricultural                     $27,511                  $110,798                  $115,713              $254,022
Variable rate construction
                                                -------                  --------                  --------              --------
     Total                                      $27,511                  $110,798                  $115,713              $254,022
                                                =======                  ========                  ========              ========

         --------------------------

C.       Risk Elements
         -------------

         1) Nonaccrual, Past Due and Restructured Loans at December 31.


(dollars in thousands)                       1997       1996      1995       1994       1993
                                           ------     ------     ------     ------     ------

(a)      Loans accounted for on
         a nonaccrual basis                $1,197     $1,158     $2,593     $2,992     $3,152

(b)      Accruing loans which are
         contractually past due 90
         days or more as to interest
         or principal payments              1,333        674        549      2,152      1,298

(C)      Loans which are "troubled
         debt restructurings" as
         defined in Statement of
         Financial Accounting
         Standards No. 15 (exclusive
         of loans in (a) or (b) above)        211        418        825                   317
                                           ------     ------     ------     ------     ------
         Total                             $2,741     $2,250     $3,967     $5,144     $4,767
                                           ======     ======     ======     ======     ======



                                                                         1997
                                                                         ----
Gross interest income that would have been
recorded on nonaccrual loans in the period
if the loans had been current, in accordance
with their original terms and had been
outstanding throughout the period or since
 origination, if held for part of the period                             $148

Less:

Interest income actually recorded on nonaccrual
loans and included in interest income for the period                       31
                                                                         ----

Interest income not recognized during the period                         $117
                                                                         ====

         ---------------------------
(dollars in thousands)
Information regarding impaired loans at December 31:

                                                     1997          1996           1995
                                                    -------       -------       --------
Balance of impaired loans at December 31,           $ 2,287       $ 3,116       $ 4,610
Less portion for which no allowance for loan
  losses is allocated                                  (799)         (386)       (1,608)
                                                    -------       -------       -------
Portion of impaired loan balance for which an
  allowance for credit losses is allocated          $ 1,488       $ 2,730       $ 3,002
                                                    =======       =======       =======
Portion of allowance for loan losses allocated
  to the impaired loan balance at December 31,      $   189       $   416       $   864
                                                    =======       =======       =======

Average investment in impaired loans during
  the year                                          $ 2,602       $ 3,801       $ 4,532
                                                    =======       =======       =======

Interest income recognized on impaired loans
  including interest income recognized on cash
  basis during the year                             $   203       $   327       $   258
                                                    =======       =======       =======

Interest income recognized on impaired loan on
  cash basis during the year                        $   194       $   239       $   241
                                                    =======       =======       =======

---------------------

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

  2) Potential Problem Loans - As of December 31, 1997, there were approximately $1,612,000 of loans representing the remaining balances of loans classified as substandard for regulatory purposes that have not been disclosed in Item III C. These loans and their potential loss exposure have been considered in management's analysis of the adequacy of the allowance for loan losses. These loans do not represent trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources.

  3) Foreign Outstandings - There were no foreign outstandings for any year presented.

  4) Loan Concentrations - As of December 31, 1997, there were no concentrations of loans greater than 10% of total loans which were not otherwise disclosed as a category of loans pursuant to Item III.A. above. Also refer to Note 1 to the Consolidated Financial Statements regarding concentration of credit risk on page 15 of the 1997 Annual Report to Shareholders incorporated herein by reference. Citizens provides financing to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. Such loans totaled approximately $73,543,000 at December 31, 1997. The source of repayment for these loans is the underlying pools of residential mortgage and consumer debt which represent diverse loan types and geographic distribution.

         --------------------------

 5) No material amount of loans classified during Citizens' and FNB's most recent regulatory examinations as loss, substandard, doubtful or special mention have been excluded from the amounts discussed as nonaccrual, past due ninety days or more, restructured or potential problem loans.

D. Other Interest Bearing Assets - As of December 31, 1997, there were no other interest bearing assets that would be required to be disclosed under Item III.C.1. or 2. if such assets were loans.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE
         -------------------------------

A. The following schedule presents an analysis of the allowance for loan losses, average loan data and related ratios for the years ended December 31:

(dollars in thousands)

                                            1997             1996             1995              1994              1993
                                         ---------        ---------        ---------        ---------        ---------
LOANS
-----
Average loans outstanding
 during period (1)                       $ 620,363        $ 580,616        $ 543,285        $ 510,219        $ 487,152
                                         =========        =========        =========        =========        =========

ALLOWANCE FOR LOAN LOSSES
-------------------------
Balance at the beginning of
 the period                              $  11,350        $  10,895        $  10,393        $   9,728        $   7,889

Loans charged-off:
 Commercial and
  agricultural loans                          (746)            (588)          (1,325)          (1,609)          (2,134)
 Real estate mortgage loans                   (172)            (668)            (549)            (346)            (197)
 Consumer loans                             (1,035)          (1,188)            (878)            (966)            (647)
                                         ---------        ---------        ---------        ---------        ---------
     Total loans charged-off                (1,953)          (2,444)          (2,752)          (2,921)          (2,978)
                                         ---------        ---------        ---------        ---------        ---------

Recoveries:
 Commercial and agricultural
   loans                                       648              866              706              829              856
 Real estate-mortgage loans                    133               70              214              101               62
 Consumer loans                                364              349              310              291              298
 Loans secured by leases                                                                                            28
                                         ---------        ---------        ---------        ---------        ---------
     Total loan recoveries                   1,145            1,285            1,230            1,221            1,244
                                         ---------        ---------        ---------        ---------        ---------
 Net loans charged-off                        (808)          (1,159)          (1,522)          (1,700)          (1,734)
 Provision charged to
  operating expense                          1,646            1,614            2,024            2,365            3,573
                                         ---------        ---------        ---------        ---------        ---------
Balance at the end of
 the period                              $  12,188        $  11,350        $  10,895        $  10,393        $   9,728
                                         =========        =========        =========        =========        =========

Ratio of net charge-offs to average
 loans outstanding for the period              .13%             .20%             .28%             .33%             .36%

----------------------------
(1) Net of unearned income.

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


                                                                      Percentage of
                                                                      Loans in Each
                                                         Allowance      Category to
                                                           Amount       Total Loans
                                                          -------     -------------
(dollars in thousands)
December 31, 1997
 Commercial, financial and agricultural                   $   898          43.8%
 Real estate mortgage                                         489          45.6
 Real estate construction                                                    .8
 Consumer                                                     974           8.8
 Unallocated                                                9,827
 Real estate mortgage loans
  held for sale                                                             1.0
                                                          -------         -----
     Total                                                $12,188         100.0%
                                                          =======         =====

December 31, 1996
 Commercial, financial and agricultural                   $ 1,119          42.7%
 Real estate mortgage                                         789          47.2
 Real estate construction                                                    .8
 Consumer                                                     636           8.1
 Unallocated                                                8,806
 Real estate mortgage loans
  held for sale                                                             1.2
                                                          -------         -----
     Total                                                $11,350         100.0%
                                                          =======         =====

December 31, 1995
 Commercial, financial and agricultural                   $ 2,088          40.5%
 Real estate mortgage                                         546          48.9
 Real estate construction                                                   1.0
 Consumer                                                     669           8.9
 Unallocated                                                7,592
 Real estate mortgage loans
  held for sale                                                              .7
                                                          -------         -----
     Total                                                $10,895         100.0%
                                                          =======         =====

         -------------------------------------------
(dollars in thousands)

                                                                     Percentage of
                                                                     Loans in Each
                                                         Allowance     Category to
                                                          Amount       Total Loans
                                                          -------         -----
December 31, 1994
 Commercial, financial and agricultural                   $ 2,926          36.4%
 Real estate mortgage                                         908          52.8
 Real estate construction                                      58           1.2
 Consumer                                                     589           9.5
 Unallocated                                                5,912
 Real estate mortgage loans
  held for sale                                                              .1
                                                          -------         -----
     Total                                                $10,393         100.0%
                                                          =======         =====


December 31, 1993
 Commercial, financial and agricultural                   $ 3,812          31.7%
 Real estate mortgage                                         937          54.5
 Real estate construction                                                   1.4
 Consumer                                                     893          10.6
 Unallocated                                                4,086
 Real estate mortgage loans
  held for sale                                                             1.8
                                                          -------         -----
     Total                                                $ 9,728         100.0%
                                                          =======         =====

While management's periodic analysis of the adequacy of the allowance for loan losses may allocate portions of the allowance for specific problem loan situations, the entire allowance is available for any loan charge-offs that occur.

V.   DEPOSITS
     --------

The following is a schedule of average deposit amounts and average rates paid on each category for the period indicated:

                            AVERAGE AMOUNTS OUTSTANDING                AVERAGE RATE PAID
                               YEAR ENDED DECEMBER 31,             YEAR ENDED DECEMBER 31,
                         -------------------------------------    ------------------------------
                           1997          1996          1995        1997        1996       1995
                         --------      --------      --------     -------     ------     -------
Noninterest-bearing
 demand deposits         $ 65,603      $ 63,951      $ 61,487
Interest-bearing
 demand deposits           85,223        88,963        92,377      2.31%      2.23%      2.27%
Savings deposits          229,457       243,635       254,011      3.08       3.17       3.42
Time deposits             347,999       310,252       274,138      5.60       5.51       5.37
                         --------      --------      --------
     Total               $728,282      $706,801      $682,013
                         ========      ========      ========

     ---------------------
(dollars in thousands)

 The following is a schedule of maturities of time deposits in amounts of $100,000 or more as of December 31, 1997:

                                                             DECEMBER 31, 1997
                                                             -----------------
Three months or less                                              $43,155
Three through six months                                            6,713
Six through twelve months                                           5,553
Over twelve months                                                 17,796
                                                                  -------
  Total                                                           $73,217
                                                                  =======

VI.           RETURN ON EQUITY AND ASSETS
              ---------------------------
              The information required by this section is set forth under the heading "Selected Financial Data" on page 20 of the Corporation's 1997 Annual Report to Shareholders and is incorporated herein by reference.

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

                                                      DECEMBER 31,
                                                      ------------
                                          1997            1996           1995
                                         --------       --------       --------
Total securities sold under agree-
 ment to repurchase and Federal
 funds purchased at period-end           $ 74,664       $ 87,939       $ 20,536

Weighted average interest
 rate at period-end                          5.76%          6.08%          5.12%

Maximum outstanding at any
 month-end during the year               $140,857       $ 87,939       $ 39,526

Average amount outstanding                102,861         43,952         31,254

Weighted average rates during
 the year                                    5.47%          5.22%          5.52%

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

     Wellsville Downtown Office                              Branch Office
     1210 Main Street
     Wellsville, Ohio

     Carrollton Downtown Office                              Branch Office
     111 Second Street, S.W.
     Carrollton, Ohio

     Carrollton Trump Office                                 Branch Office
     1045 Trump Road
     Carrollton, Ohio

     East Palestine Office                                   Branch Office
     187 North Market Street
     East Palestine, Ohio

     East Palestine Office                                   Branch Office
     76 East Main Street
     East Palestine, Ohio

     Location                                       Principal Use
     --------                                       -------------

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

     Lisbon Firestone Office                        Branch Office
     24 North Park Avenue
     Lisbon, Ohio

     Kaiser Building                                Storage Facility
     10 East Main Street
     Salineville, Ohio

     Central Office                                 Data Processing
     70 East Main Street
     Salineville, Ohio

     Baker Building                                 Legal Department
     66 East Main Street
     Salineville, Ohio

     Rawlings Building                              Commercial Loan Department
     110 East Main Street
     Salineville, Ohio

     Thompson Building                              Programming and Audit
     60 East Main Street                             Department Offices
     Salineville, Ohio

     Location                                              Principal Use
     --------                                              -------------

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
     Hanoverton, Ohio

     New Waterford Office                                   Branch Office
     3761 Silliman Street
     New Waterford, Ohio

     Location                                               Principal Use
     --------                                               -------------

     Boardman Office                                        Branch Office
     80 Boardman-Poland Road
     Boardman, Ohio

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

     Navarre Office                                         Branch Office
     15 North Main Street
     Navarre, Ohio

     Plains Office                                          Branch Office
     5150 Erie Avenue , SW
     Navarre, Ohio

     Brewster Office                                        Branch Office
     301 Wabash Avenue
     Brewster, Ohio

     Richville Office                                       Branch Office
     6248 Navarre Road, SW
     Canton, Ohio

     Barnsville Office                                      Branch Office
     124 East Main Street
     Barnsville, Ohio 43713

     Martins Ferry Office                                   Branch Office
     22 South Fourth Street
     Martins Ferry, Ohio 43935

     St. Clairsville Office                                 Branch Office
     142 West Main Street
     St. Clairsville, Ohio 43950


Citizens also leases six offices located in Alliance, Canton, Wintersville, East Liverpool, Boardman (2) and Struthers, Ohio.

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

Item 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY-HOLDERS.
        ---------------------------------------------------

No matters were submitted to a vote of the Corporation's security- holders during the fourth quarter of 1997.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
        ----------------------------------------------------------------------

The information set forth under the heading "Common Stock" on page 27 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

Item 6. SELECTED FINANCIAL DATA.
        ------------------------

The information set forth under the heading "Selected Financial Data" on page 20 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATION.
        -------------

The information set forth under the heading "Financial Review" on pages 21 through 27 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13). Management is not aware of any known trends, events or uncertainties that will have or that are reasonably likely to have a material effect on the liquidity, capital resources or operations of the Corporation. Management is not aware of any current recommendations by the Corporation's, Citizens' or FNB's regulatory authorities which, if they were to be implemented, would have such an effect.

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

Item 7.A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

ASSET LIABILITY MANAGEMENT

     Consistent with its definition of interest-rate risk, the Corporation measures interest-rate risk from the perspectives of earnings at risk and value at risk. The appropriate use of these measures to manage interest-rate risk must take into consideration the purposes of the loan and investment portfolios, the history of interest-rate risk measurement, and the strengths and weaknesses of each measure.

     The primary purpose of both the loan and investment portfolios is the generation of income, but if credit risk is the principal focus of risk analysis in the loan portfolio, interest-rate risk is the principal focus in the investment portfolio. This is so for two reasons. First, credit risk can be minimized more effectively in the investment portfolio. Second, because of the greater liquidity of the investment portfolio, it is the vehicle of choice for managing interest-rate risk in the entire balance sheet. The Corporation is not subject to any significant degree to foreign currency exchange or commodity price risk.

     The management of the interest-rate-risk position of the Corporation begins with a thorough evaluation of the balance sheet using simulation analysis of net interest income and net income over a two-year period. The Corporation also calculates the effect of an instantaneous change in market interest rates on the economic value of equity or net portfolio value. Once these analysis are complete, management reviews the results, with an emphasis on the income-simulation results for purposes of managing interest-rate risk.

     Measurement and identification of current and potential interest-rate-risk exposures is conducted quarterly, with reporting and monitoring also occurring quarterly.

     The Corporation's ALCO committee is comprised of the Chief Executive Officer, Chief Financial Officer, Chief Lending Officer, Chief Retail Funds Acquisition Officer and Chief Accounting Officer. The Chief Executive Officer serves as chairman of the ALCO, which meets quarterly.

     In addition to developing the balance-sheet management policy for adoption by the Board of Directors and keeping it current through recommending to the Board any revisions that may be necessary, the committee is responsible for adopting procedures necessary for or helpful to the prudent achievement of the purposes of this policy, for formulating specific strategies in compliance with this policy, and for monitoring the performance of the corporation in managing interest-rate and liquidity risk.

     The ALCO reviews interest-rate scenarios quarterly and revises them as necessary in order to stress test earning and the economic value of equity appropriately, given the current rate environment. Consistent with supervisory guidance, except in low or high-rate environments declining and rising rate scenarios of at least 200 basis points will be used in addition to a floating-rate scenario for purposes of simulating the income statement and assessing the effect of an interest- rate shock on the economic value of equity or net portfolio value. For purposes of the Corporation's policy, low-and high-rate environments exist when the 30-year treasury bond is below 7.0% or above 9.0% and federal funds are below 4.0% or above 7.0%, respectively.

          ----------------------------------------------------------------------

     Rate scenarios could involve parallel or nonparallel shifts in the yield curve, depending on historical, current and expected conditions, as well as the need to capture any material effects of explicit or embedded options.

     In simulating net interest income and net income, rate changes are modeled to occur in even monthly increments over 12 months, and then held constant for an additional 12 months. The volatility of net interest income and net income is measured over a 24-month period by reference to the levels of such income in the flat-rate scenario.

     In shocking the balance sheet to estimate the effect of rate changes on the market value of equity, changes in interest rates are instantaneous and sustained.

     In general, the Corporation attempts to maintain a balance sheet that provides the best return possible consistent with acceptable exposure to credit and interest-rate risk and substantial enough cash flows and reinvestment opportunities to enable the corporation to remain profitable in all rate environments.

     There are various strategies the Corporation pursues in the management of its interest-rate risk throughout a rate cycle. The ALCO is generally authorized to manage interest-rate risk through the implementation of 'natural' hedging strategies through the management of cash flows and maturities of assets and liabilities.

     When confronted with the risk of rising interest rates, the Corporation will typically (1) shorten investment maturities, (2) lengthen funds maturities,
(3) restrict fixed-rate lending and (4) limit credit lines. When confronted with the risk of falling rates, appropriate strategies include (1) replenished credit lines, (2) shortened funds maturities, (3) lengthened investment maturities, (4) expanded fixed-rate lending and (5) investment purchases.

     Interest-rate swaps, caps and floors may be employed, only if authorized by the Board of Directors in an addendum to its existing policy. If so authorized, they may be implemented by the Chief Investment Officer, but only at the direction of the ALCO and only when more cost-effective than balance-sheet strategies. There were no interest-rate swaps, caps or floors in effect at December 31, 1997 or any period presented.

     Net portfolio value represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market risk sensitive instruments in the event of a sudden and sustained 2% increases and decreases in market interest rates. The calculation of net portfolio value is a static snapshot at a point in time, and therefore does not consider factors such as management intervention or circumstances such as shifts in the yield curve during an interest-rate cycle. Value at risk analysis is most relevant and useful in assessing the exposure of the FDIC to banks with minimal or negative capital and earnings.

          ----------------------------------------------------------------------
(dollars in thousands)

TABLE 1.  PROJECTED CHANGE IN NET PORTFOLIO VALUE

CHANGE
IN RATES                          $ AMOUNT          $ CHANGE            % CHANGE
--------                         --------            --------            --------
+200 BP                          $ 87,499            $(13,745)            (13.6)%

   BASE                           101,244                 ---              ---

-200 BP                            92,353              (8,891)            (8.8)%

         The projected volatility in net portfolio value falls well within the Board of Directors guidelines for + or - 30%.


TABLE 2.  PROJECTED  NET INTEREST INCOME VOLATILITY

CHANGE                NET INTEREST
IN RATES                    INCOME           $ CHANGE         % CHANGE
--------                    ------           --------         --------
1998
----
-200 BP                    $44,657             $1,166               2.68%

FLAT                        43,491                ---                ---

+200 BP                     42.369             (1,122)             (2.58)%

1999
----
-200 BP                     45,178              1.056               2.39%

FLAT                        44,122               ---                 ---

+200 BP                     42,038             (2,084)             (4.72)%

         The projected volatility in net interest income falls well within the Board of Directors guidelines for + or - 10% change within a 24 month guideline.


Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        ---------------------------------------------

The information set forth under the headings listed below on pages 2 through 19 of the Corporation's 1997 Annual Report to Shareholders is incorporated herein by reference (Exhibit 13).

Consolidated Balance Sheets - December 31, 1997 and 1996
Consolidated Statements of Income - Years Ended December 31, 1997, 1996 and 1995 Consolidated Statements of Changes in Shareholders' Equity - Years Ended
  December 31, 1997
Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and
   1995

        -------------------------------------------------------

         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ----------------------------------------------------------------
        FINANCIAL DISCLOSURE.
        ---------------------

There has been no change in accountants for the applicable reporting period and there were no disagreements with accountants on accounting and financial disclosure.


                                    PART III

Information relating to the following items is included in the Corporation's definitive Proxy Statement for its Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1998, the following portions of which are incorporated herein by reference:

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         ---------------------------------------------------

Set forth under the headings "Election of Directors", "Identification of Executive Officers", of the Corporation's Proxy Statement to be filed on or before April 30, 1998.

Item 11. EXECUTIVE COMPENSATION.
         -----------------------

Set forth under the headings "Bancshares Personnel and Compensation Committee and Citizens Personnel and Compensation Committee Report on Executive Compensation", "Summary Compensation Table", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements", "Compensation Pursuant to Plans", "Pension Plan Table", "Option/SAR Grants in 1996", "Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-end Option/SAR Values" and "Performance Graph" of the Corporation's Proxy Statement to be filed on or before April 30, 1998.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         ----------------------------------------------------------------

Set forth under the heading "Security Ownership of Directors, Executive Officers and Certain Beneficial Owners" of the Corporation's Proxy Statement to be filed on or before April 30, 1998.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

Set forth under the heading "Transactions with Bancshares" of the Corporation's Proxy Statement to be filed on or before April 30, 1998.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 10-K.
         -------------------------------------------------------------------

(a)      The following documents are filed as part of this report:

1. Financial Statements - The following consolidated financial statements of the Corporation contained on pages 2 through 5 of the Corporation's 1997 Annual Report to Shareholders (Exhibit 13) are incorporated herein by reference under Item 8 of this Form 10-K:

         Consolidated Balance Sheets - December 31, 1997 and 1996
         Consolidated Statements of Income - Years Ended December 31, 1997, 1996
           and 1995
         Consolidated Statements of Changes of Shareholders' Equity - Years
           Ended December 31, 1997
         Consolidated Statements of Cash Flows - Years Ended December 31,
           1997, 1996 and 1995
         Notes to the Consolidated Financial Statements
         Report of Independent Auditors

2. Financial Statement Schedules are omitted as they are not required or not applicable, or the required information is included in the Financial Statements.

3. Exhibits -- Reference is made to the Exhibit Index which is found on page 28 of this Form 10-K.

         No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:       /s/ Marty E. Adams
   -------------------------------------------------
          Marty E. Adams
          President and Chief Executive Officer

And By:  /s/ William L. White III
   -------------------------------------------------
          William L. White III
          Senior Vice President, Chief Financial Officer

And By:  /s/ Paula Meiler
   -------------------------------------------------
         Paula Meiler, Vice President, Comptroller

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in their indicated capacities and as of this 23rd day of February, 1998.



/s/ James C. McBane
----------------------------------------
James C. McBane, Chairman

/s/ Marty E, Adams
----------------------------------------
Marty E. Adams, Vice Chairman
President, Chief Executive Officer

/s/ Keith Burgett
----------------------------------------
Keith Burgett, Director

/s/ Willard L. Davis
----------------------------------------
Willard L. Davis, Director

-----------------------------------------           /s/ Elden L. Surbey
Fred H. Johnson, Director                           ---------------------------------
                                                    Elden L. Surbey, Director

/s/ Fred H. Johnson III                              /s/ Kenneth E. McConnell
----------------------------------------            ----------------------------------
Fred H. Johnson, III, Director                      Kenneth E. McConnell, Director

/s/ Glenn F. Thorne                                  /s/ Gerald P. Mastroianni
----------------------------------------            -----------------------------------
Glenn F. Thorne, Director                           Gerard P. Mastroianni, Director

EXHIBIT INDEX
--------------

The following Exhibits are included in this Form 10-K or are incorporated by reference as noted in the following table:

EXHIBIT 3 Articles of Incorporation and by-laws

          (1) Registrant's Fourth Amended Articles of Incorporation, (incorporated by reference in Exhibit 3 (1) to the Form 10K of Citizens Bancshares, Inc. for the year ended December 31, 1996).

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

          (3) Form of Indemnification Agreement between Citizens Bancshares, Inc. and Individual Directors, Officers or Representatives (incorporated by reference in Exhibit 10(4) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31,
               1989).

          (4) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and Marty E. Adams (incorporated by reference in Exhibit 10(5) to the Form 10-K of Citizens Bancshares, Inc. for the fiscal year ended December 31 1992).

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

          (14) Purchase Agreement between The Citizens Banking Company and ValueNet, Inc. (Incorporated by reference in Exhibit 10 (14) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended September 30, 1997).

          (15) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and UniBank (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No. 333-42911 of Citizens Bancshares, Inc.).

          (16) Stock Option Agreement by and between Citizens Bancshares, Inc. and Century Financial Corporation (incorporated by reference in Exhibit (a) to the schedule 13D of Citizens Bancshares, Inc. filed with the Commission on November 26, 1997).

--------------------------

          (17) Agreement and Plan of Merger by and between Citizens Bancshares, Inc. and Century Financial Corporation (incorporated by reference in Exhibit 2 to the Form 8-K of Citizens Bancshares, Inc. filed with the Commission on January 2, 1998).


EXHIBIT 11 Statement regarding Computation of Per Share Earnings
           (Included in Note 1 to the Consolidated Financial Statements).

EXHIBIT 13 The Corporation's Annual Report to Shareholders for the Fiscal Year
           Ended December 31, 1997.

EXHIBIT 21 Subsidiaries of the Registrant

EXHIBIT 23 Consents of Experts and Counsel

EXHIBIT 27 Financial Data Schedule