Form 10-Q
period 1998-03-31
CITIZENS BANCSHARES INC /OH/
filed 1998-05-14
CIK 855876

                                                             Page 1 of _________


                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998

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

On May 13, 1998 there were 6,893,482 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------

                          QUARTER ENDED March 31, 1998

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS
----------------------------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

                                                                   Page
                                                                  Number
                                                                  ------
Financial Statements
--------------------

Consolidated Balance Sheets                                        3

Consolidated Statements of Income                                  4

Consolidated Statements of Comprehensive Income                    5

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                             5

Condensed Consolidated Statements of
  Cash Flows                                                       6

Notes to the Consolidated Financial
  Statements                                                       7 - 13

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

        CONDITION AND RESULTS OF OPERATIONS                        14 - 18

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK   18 - 19

PART II - OTHER INFORMATION                                        19 - 22

Exhibit Index                                                      20 - 22

Signatures                                                         23

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                                   MARCH 31,    December 31,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS) ..........................................          1998           1997
                                                                                                 -----------    -----------
ASSETS
     Cash and due from banks .................................................................   $    31,773    $    41,604
     Federal funds sold ......................................................................         4,700         10,725
                                                                                                 -----------    -----------
          Total cash and cash equivalents ....................................................        36,473         52,329
     Interest-bearing deposits with financial institutions ...................................         2,208          3,016
     Securities available for sale (Note 2) ..................................................       393,713        364,659
     Securities held to maturity (estimated market value of $61,449
       at March 31 and $88,018 at December 31 (Note 2) .......................................        60,815         87,207
     Total loans (Note 3) ....................................................................       786,790        773,925
       Less allowance for loan losses (Note 4) ...............................................       (13,529)       (13,559)
                                                                                                 -----------    -----------
          Net loans ..........................................................................       773,261        760,366
     Premises and equipment, net .............................................................        18,212         19,232
     Bank owned life insurance ...............................................................        23,453         23,080
     Accrued interest receivable and other assets ............................................        22,978         22,602
                                                                                                 -----------    -----------
          Total assets .......................................................................   $ 1,331,113    $ 1,332,491
                                                                                                 ===========    ===========

LIABILITIES
     Deposits
     Noninterest-bearing deposits ............................................................   $    89,409    $    86,223
     Interest-bearing deposits ...............................................................       920,052        901,164
                                                                                                 -----------    -----------
          Total deposits .....................................................................     1,009,461        987,387
     Securities sold under repurchase agreements and
       Federal funds purchased ...............................................................        82,016         79,188
     Federal Home Loan Bank advances .........................................................       108,805        136,765
     Accrued interest payable and other liabilities ..........................................        10,863          8,564
                                                                                                 -----------    -----------
          Total liabilities ..................................................................     1,211,145      1,211,904
                                                                                                 -----------    -----------

MINORITY INTEREST IN SUBSIDIARY ..............................................................            68            627

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 12,000,000 shares
       authorized; 6,893,482 shares issued ...................................................        24,827         24,827
     Retained earnings .......................................................................        93,920         93,283
     Less treasury stock, 60,743 in 1998,
       50,943 in 1997, shares at cost ........................................................        (1,814)        (1,132)
     ESOP obligations and unearned shares ....................................................          (262)          (325)
     Unrealized gain on securities available for sale ........................................         3,229          3,307
                                                                                                 -----------    -----------
          Total shareholders' equity .........................................................       119,900        119,960
                                                                                                 -----------    -----------
          Total liabilities and shareholders' equity .........................................   $ 1,331,113    $ 1,332,491
                                                                                                 ===========    ===========
          See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                                       For the three months
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                                                        ended March 31,
                                                                                                            1998       1997
                                                                                                        --------   --------
INTEREST INCOME
   Loans, including fees ............................................................................   $ 18,062   $ 16,457
   Securities
     Taxable ........................................................................................      6,841      5,432
     Nontaxable .....................................................................................        258        278
   Federal funds sold and other .....................................................................        318        330
                                                                                                        --------   --------
       Total interest income ........................................................................     25,479     22,497
                                                                                                        --------   --------

INTEREST EXPENSE
   Deposits .........................................................................................      9,608      8,136
   Federal Home Loan Bank advances ..................................................................      1,717        751
   Federal funds, repurchase agreements and other ...................................................      1,137      1.323
                                                                                                        --------   --------
       Total interest expense .......................................................................     12,462     10,210
                                                                                                        --------   --------

NET INTEREST INCOME .................................................................................     13,017     12,287

PROVISION FOR LOAN LOSSES (NOTE 4) ..................................................................        425        418
                                                                                                        --------   --------
INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ........................................................................     12,592     11,869
                                                                                                        --------   --------

OTHER INCOME
   Service charges and fees on deposits .............................................................        752        690
   Other income .....................................................................................      1,062        836
   Increase in value in bank owned life insurance ...................................................        305         34
   Investment gains (losses) (Note 2) ...............................................................         31         (4)
                                                                                                        --------   --------
     Total other income .............................................................................      2,150      1,556
                                                                                                        --------   --------

OTHER EXPENSE
   Salaries and employee benefits ...................................................................      3,087      3,459
   Occupancy expense ................................................................................        507        477
   Equipment expense ................................................................................        700        569
   Merger, integration and restructure expense ......................................................      3,932
     Other operating expense ........................................................................      2,565      2,013
                                                                                                        --------   --------
       Total other expense ..........................................................................     10,791      6,518
                                                                                                        --------   --------

 INCOME BEFORE INCOME TAXES .........................................................................      3,951      6,907

 INCOME TAXES .......................................................................................      1,186      2,286
                                                                                                        --------   --------

 NET INCOME .........................................................................................   $  2,765   $  4,621
                                                                                                        ========   ========

 BASIC EARNINGS PER COMMON SHARE ....................................................................   $    .20   $    .34
                                                                                                        ========   ========

 DILUTED EARNINGS PER COMMON SHARE ..................................................................   $    .20   $    .34
                                                                                                        ========   ========
See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands of Dollars, Except Per Share Amounts)
                   (Unaudited)


                                                    For the three months
                                                    --------------------
                                                       ended March 31,
                                                       ---------------
                                                        1998       1997
                                                     -------    -------

Net Income                                           $ 2,765    $ 4,621

Other comprehensive income, net of tax;
Unrealized losses on securities available for sale       (78)    (1,912)
                                                     -------    -------
Comprehensive income                                 $ 2,687    $ 2,709
                                                     =======    =======


                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                  For the three months
                                                                  --------------------
                                                                    ended March 31,
                                                                    ---------------
                                                                     1998          1997
                                                                     ----          ----
(IN THOUSANDS OF DOLLARS)

Balances at January 1 as previously reported                      $ 103,277    $  89,712
Restated to capital structure for pooling of interests (Note 8)      16,683       15,712
                                                                  ---------    ---------
Balances at January 1, as restated                                  119,960      105,424

Net income                                                            2,765        4,621

Change in employee stock ownership plan obligation
 and shares earned                                                       63           63

Cash paid for treasury stock                                           (682)

Cash dividends declared ($.16 per share in 1998 and
  $.12 in 1997)      and cash paid fractional shares                 (2,128)      (1,706)

Change in unrealized gain (loss) on securities
 available for sale                                                     (78)      (1,912)
                                                                  ---------    ---------

Balances at March 31                                              $ 119,900    $ 106,490
                                                                  =========    =========


See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       FOR THE THREE MONTHS
                                                                       --------------------
                                                                          ENDED MARCH 31,
                                                                          ---------------

                                                                           1998        1997
                                                                       --------    --------
(DOLLARS IN THOUSANDS)

NET CASH FLOWS FROM OPERATING ACTIVITIES ...........................   $  2,424    $  5,510
                                                                       --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:
     Proceeds from sales ...........................................                    391
     Proceeds from paydowns, maturities, calls .....................     39,176      11,477
     Purchases .....................................................    (62,128)    (79,667)
   Securities held to maturity:
     Proceeds from paydowns, maturities, calls .....................     20,260      25,661
     Purchases .....................................................       (395)    (27,304)
   Net increase in loans ...........................................     (3,955)    (11,822)
   Net change in interest-bearing deposits
    with financial institutions ....................................        808        (115)
   Purchases of premises and equipment .............................       (939)       (693)
   Sales of other real estate ......................................          4
                                                                       --------    --------
       Net cash from investing activities ..........................     (7,169)    (82,072)
                                                                       --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
   Cash dividends and fractional shares paid .......................     (1,838)     (1,587)
   Net increase in deposit accounts ................................     22,074      18,186
   Net increase in repurchase agreements and Federal funds purchased     (2,828)     37,732
   Net change in short-term FHLB advances ..........................    (58,210)
   Proceeds from long-term FHLB advances ...........................     36,000      19,650
   Repayment of long-term FHLB advances ............................     (5,750)       (182)
   Redemption of minority interest in subsidiary ...................       (559)       (561)
                                                                       --------    --------
       Net cash from financing activities ..........................    (11,111)     73,238
                                                                       --------    --------

NET CHANGE IN CASH AND CASH EQUIVALENTS ............................    (15,856)     (3,324)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .....................     52,329      57,437
                                                                       --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 36,473    $ 54,113
                                                                       ========    ========




See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) (Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements include the accounts of Citizens Bancshares, Inc., ("Bancshares") and its wholly-owned subsidiaries, The Citizens Banking Company ("Citizens"), Freedom Financial Life Insurance Company ("Insurance Company"), Freedom Express, Inc. and First National Bank of Chester ("FNB"). All significant inter-company transactions have been eliminated in consolidation. Bancshares' consolidated financial statements have been restated for prior periods due to the March 6, 1998 merger of UniBank, Steubenville, Ohio, ("UniBank") into Citizens (See Note 8).

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at March 31, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1997.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

For the three months ended March 31, 1998 and 1997, Bancshares paid interest in the amount of $12,511 and $9,911 respectively, and taxes in the amount of $(900) and $400, respectively.

Bancshares' non-cash transactions resulting from transfers from loans to other real estate owned were $0 for each of the three months ended March 31, 1998 and 1997, respectively. Securities with an amortized cost of $6,512 were transferred from held to maturity to available for sale at March 06, 1998. These securities were owned by UniBank prior to its merger with Citizens (Note 8) with no significant differences between fair value and amortized cost. They were transferred to conform the combined entity with Bancshares' existing interest rate risk position.

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact Bancshares' financial statements for the quarter or the three month period ended March 31, 1998.

Under a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale.

Earnings per share are calculated on the basis of the weighted average number of shares outstanding after considering the Bancshares common shares issued in the merger discussed above. On May 11, 1998, the Board of Directors declared a 2 for 1 stock split to be paid on June 1, 1998, to shareholders of record May 12, 1998. All earnings and dividends per share disclosures have been restated to reflect the stock split. Basic and diluted weighted shares outstanding at March 31, 1998 were 13,647,688 and 13,680,446, respectively. Basic and diluted weighted shares outstanding at March 31, 1997 were 13,653,972 and 13,686,594, respectively. Earnings per share were $.20 for the quarter ended March 31, 1998 for both basic and diluted earnings per share.

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                        MARCH 31, 1998
                                                       --------------------------------------------
                                                                     GROSS       GROSS    ESTIMATED
                                                       AMORTIZED   UNREALIZED  UNREALIZED    FAIR
                                                         COST        GAINS       LOSSES     VALUE
                                                       --------   --------    --------    --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                               $  5,258   $     45    $     (1)   $  5,302
U.S. Government agencies
    and corporations                                     73,128        998        (199)     73,927
Obligations of states and
   political subdivisions                                   100          1                     101
Corporate and other securities                           20,371        571        (161)     20,781
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                   245,976      1,142        (551)    246,567
    Agency collateralized mortgage obligations           20,654         19        (307)     20,366
    Other                                                 5,901         25          (3)      5,923
                                                       --------   --------    --------    --------
      Total debt securities available for sale          371,388      2,801      (1,222)    372,967
Marketable equity securities                             17,357      3,485         (96)     20,746
                                                       --------   --------    --------    --------
      Total investment securities available for sale   $388,745   $  6,286    $ (1,318)   $393,713
                                                       ========   ========    ========    ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                               $ 39,619   $    185    $     (9)   $ 39,795
U.S. Government agencies and corporations                   100                     (1)         99
Obligations of states and political
    subdivisions                                         21,091        459                  21,550
Corporate and other                                           5                                  5
                                                       --------   --------    --------    --------
      Total investment securities held to maturity     $ 60,815   $    644    $    (10)   $ 61,449
                                                       ========   ========    ========    ========

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                       DECEMBER 31, 1997
                                                       --------------------------------------------
                                                                     GROSS      GROSS     ESTIMATED
                                                        AMORTIZED  UNREALIZED UNREALIZED    FAIR
                                                         COST        GAINS      LOSSES      VALUE
                                                       --------   --------    --------    --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                               $ 14,994   $     59    $     (3)   $ 15,050
U.S. Government agencies
    and corporations                                     58,993        935        (161)     59,767
Obligations of states and
   political subdivisions                                   100                                100
Corporate and other securities                           23,882        291        (108)     24,065
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                   223,590      1,183        (413)    224,360
    Agency collateralized mortgage obligations           16,980         37        (157)     16,860
    Other                                                 4,832         26                   4,858
                                                       --------   --------    --------    --------
      Total debt securities available for sale          343,371      2,531        (842)    345,060
Marketable equity securities                             16,203      3,397          (1)     19,599
                                                       --------   --------    --------    --------
      Total investment securities available for sale   $359,574   $  5,928    $   (843)   $364,659
                                                       ========   ========    ========    ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                               $ 38,618   $    158    $     (8)   $ 38,768
U.S. Government agencies and corporations                22,981         51         (13)     23,019
Obligations of states and political
    subdivisions                                         22,013        428                  22,441
Mortgage-backed securities
    GNMA certificates                                     2,099        219                   2,318
    Other                                                 1,496                    (24)      1,472
                                                       --------   --------    --------    --------
      Total investment securities held to maturity     $ 87,207   $    856    $    (45)   $ 88,018
                                                       ========   ========    ========    ========

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at March 31, 1998 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

                                                                       AMORTIZED                 ESTIMATED
                                                                            COST                FAIR VALUE
                                                                       ---------                 ---------

DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                            $    4,323                $    4,329
   Due after one year through five years                                  22,102                    22,067
   Due after five years through ten years                                 58,358                    59,236
   Due after ten years                                                    14,074                    14,479
   Mortgage-backed securities                                            272,531                   272,856
                                                                       ---------                 ---------
     Total debt securities available for sale                         $  371,388                $  372,967
                                                                        ========                  ========

DEBT SECURITIES HELD TO MATURITY:
   Due in one year or less                                             $  16,209                 $  16,283
   Due after one year through five years                                  37,035                    37,363
   Due after five years through ten years                                  6,823                     7,021
   Due after ten years                                                       748                       782
                                                                       ---------                 ---------
     Total debt securities held to maturity                            $  60,815                 $  61,449
                                                                        ========                  ========


There were no sales of securities for the quarter or three month period ended March 31, 1998. Gains on securities sold resulted from calls within the UniBank portfolio. There were sales of $391 for the three month period ended March 31, 1997. For the quarter ended March 31, 1997 related gross losses of $4 and gross gains of $0 were recognized.

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

The loan portfolio at March 31, 1998 and December 31, 1997 was as follows:

                                                                       MARCH 31,              December 31,
                                                                            1998                      1997
                                                                       ---------                 ---------
Commercial, financial and agricultural                                  $183,802                  $197,135
Residential real estate mortgage                                         340,390                   345,921
Commercial real estate                                                   142,889                   122,297
Construction                                                               4,975                     5,329
Consumer                                                                  99,559                    96,908
Real estate mortgage loans held for sale                                  15,175                     6,335
                                                                       ---------                 ---------
   Total loans                                                          $786,790                  $773,925
                                                                        ========                  ========

Nonaccrual and past due loans:
                                                                       MARCH 31,              December 31,
                                                                            1998                      1997
                                                                       ---------              ------------
Loans accounted for on a nonaccrual basis                                 $1,247                    $1,541
Loans past due more than 90 days and
 still accruing interest                                                   1,897                     1,373
                                                                       ---------                 ---------
                                                                          $3,144                    $2,914
                                                                        ========                  ========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997 was as follows:

                                                                            1998                      1997
                                                                       ---------                 ---------
Balance at January 1                                                     $13,559                  $ 12,395
Provision for loan losses                                                    425                       418
Recoveries                                                                   219                       259
Loans charged-off                                                           (674)                     (628)
                                                                       ---------                 ---------
Balance at March 31                                                      $13,529                  $ 12,444
                                                                        ========                  ========


Information regarding impaired loans is as follows:

                                                                  For the three months ended March 31,
                                                                          1998                     1997
                                                                       ---------                 ---------
Average investment in impaired loans                                    $  3,678                  $  3,091
Interest income recognized on impaired loans                            $     67                  $     84
Interest income received on impaired loans                              $     58                  $     68

                            CITIZENS BANCSHARES, INC.
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

                                                                       MARCH 31,                       December 31,
                                                                           1998                              1997
                                                                           ----                              ----
Balance of impaired loans                                                $5,936                             $2,287
Specific allocation associated with
 impaired loans                                                             351                                189

The balance of impaired loans includes certain delinquent and nonaccrual loans previously disclosed in Note 3 in the aggregate amount of $887 and $675 at March 31, 1998 and December 31, 1997, respectively.

NOTE 5 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning, Carroll and Belmont and in the West Virginia county of Hancock.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $360,540 of loans at March 31, 1998, and are secured primarily by 1 - 4 family residences. Commercial real estate loans comprised 18.16% of loans at March 31, 1998 and represent borrowings secured by commercial buildings and real estate primarily in the Citizens and FNB market areas.

Also at March 31, 1998, 11.2% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

Citizens and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $69,086 in variable rate commitments and $10,943 in fixed rate commitments at March 31, 1998. The fixed rate commitments have an interest rate range of 5.875% to 8.00%. There were $72,353 in variable rate commitments and $4,824 in fixed rate commitments at year end 1997. The fixed rate commitments have an interest rate range of 6.375% to 8.00%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

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

Bancshares' subsidiary banks were required to have approximately $16,440 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at March 31, 1998. These balances do not earn interest.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at March 31, 1998 were:

                                                                                         Maturity or first
                                           Amount                             Rate          repricing date
                                         --------                             ----          --------------
                                           85,305                              5.51%                  1998
                                           23,500                              6.15                   1999
                                         $108,805

NOTE 8 - ACQUISITIONS

Effective March 6, 1998, UniBank affiliated with Bancshares by mergering into Citizens. The transaction was affected through the exchange of 13.25 common shares of Bancshares for each of UniBank's 75,000 outstanding common shares (total of 993,692) with cash paid in lieu of fractional shares. UniBank had assets of $217,397 with ten offices in Jefferson County, and will be operated as branches of Citizens. The following is a summary of separate results of operations for Bancshares and UniBank for the quarter ended March 31, 1997:


                                                                For the three months ended March 31, 1997
                                                               Net interest income              Net income
                                                               -------------------              ----------
                                       Bancshares                          $10,472                  $4,109
                                       UniBank                               1,815                     512
                                                                         ---------                --------
                                                 Combined                  $12,287                  $4,621
                                                                           =======                  ======

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS.
--------------

(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at March 31, 1998, compared to December 31, 1997, and the results of operations for the quarter ended March 31, 1998, as compared to the same period in 1997, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While Bancshares believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other experiences expressed by Bancshares in its forward-looking statements.


RESULTS OF OPERATIONS

Core earnings, which excludes the after tax financial impact of merger, integration, and restructuring expense, and gains on sales of loans and investments, were $5,211 a 12.8% increase from the $4,621 earned in the comparable period in 1997. The core earnings per common share for the first quarter of 1998 were $.38 representing an increase of 11.8% from the $.34 earned per share in the comparable period in 1997.

Net income for the quarter ended March 31, 1998, included nonrecurring after tax income and expense. The nonrecurring items for the quarter ended March 31, 1998, were a $2,486 after tax merger, integration and restructuring charge related to an acquisition and after tax gains on the sales of loans and securities of $40 The merger, integration and restructuring charge was for severance pay, branch closures, service contracts, and transaction fees. Net income, as a result of the after tax financial impact of the nonrecurring items previously discussed, was $2,765 for the first quarter of 1998 and decreased 40.2% from the $4,621 earned in the comparable period in 1997. Basic earnings per share for the first quarter of 1998 were $.20, with diluted earnings per share being $.20, representing a decrease of 41.2% over the $.34 basic and diluted earnings per share for the comparable period in 1997.

The provision for loan losses of $425 for the quarter ended March 31, 1998 increased $7 from the comparable period in 1997.

Total other income of $2,150 for the first quarter of 1998 increased $594 or 38% from the comparable period in 1997. This increase was primarily the result of income earned on the bank owned life insurance ("BOLI"). The cash surrender value of the life insurance increased $271 for the first quarter of 1998. Citizens implemented the single premium BOLI to offset the cost of employee benefits. The rise in other income also was affected by an increase in services charges on deposit accounts and higher fees on loans and ATMs.

Total other expense of $10,791 for the first quarter of 1998 increased $4,273 or 66% from the comparable period in 1997. This increase was primarily due to the pretax merger, integration and restructure expense of $3,932 discussed above. The increase in other operating expense also was affected by an increase in amortization of intangible assets of $248.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)
RESULTS OF OPERATIONS - CONTINUED

Excluding the nonrecurring after tax expense and income items discussed above, return on average shareholders' equity was 17.52% and return on average assets was 1.58%. In addition, excluding the nonrecurring after tax expense and income, the Corporation's efficiency ratio, a measure of operating efficiency, was 44.73% for the first quarter of 1998.


NET INTEREST INCOME

                                                                                 For the three months ended March 31,
                                                                            1998                               1997
                                                                         -------                            -------
         Net interest income                                             $13,017                            $12,287
         Taxable equivalent adjustment                                       230                                242
                                                                         -------                            -------
           Net interest income taxable equivalent                        $13,247                            $12,529
                                                                         =======                            =======

         Net interest margin                                                4.27%                             4.62%
         Taxable equivalent adjustment                                       .08                                .09
                                                                            ----                              -----
            Net interest margin taxable equivalent                          4.35%                             4.71%
                                                                            ====                              ====

Net interest income taxable equivalent, of $13,247, for the three months ended March 31, 1998 increased $718 from the comparable period in 1997.

The net interest margin, fully taxable equivalent of 4.35% for the first three months of 1998 decreased from 4.71% for the comparable period in 1997. The yield on average earning assets was 8.31% for the first three months of 1998 compared to 8.46% for the comparable period in 1997. The cost of interest bearing liabilities was 4.51% for the first three months of 1998 compared to 4.36% for the comparable period in 1997. Increases in interest rates paid on Federal Home Loan Bank advances and securities sold under repurchase agreements have contributed to the increase in the cost of interest bearing liabilities for the first three months of 1998 compared to the same period in 1997.

Average gross earning assets increased $78,988 during the first quarter of 1998, while the average rate earned on these assets decreased from 8.33% at December 31, 1997 to 8.31% at March 31, 1998.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CHANGES IN FINANCIAL CONDITION

Total assets of $1,331,113 at March 31, 1998 remained relatively constant compared to year-end 1997. Total deposits at March 31, 1998 of $1,009,461 increased $22,074 from December 31, 1997. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale and to fund loan growth. Net loans totaled $773,261 at March 31, 1998, representing an increase of $12,895 or 1.7% since year-end 1997.


NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .40% at March 31, 1998, as compared to .38% at December 31, 1997. The allowance for loan losses as a percentage of total loans at March 31, 1998 was 1.72% compared to 1.75% at December 31, 1997. Nonperforming loans as a percentage of the allowance for loan losses increased to 23.2% at March 31, 1998, from 21.5% at December 31, 1997.

Other real estate totaled $139 at March 31, 1998 and $166 at December 31, 1997, respectively.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .24% of average loans for the three months ended March 31, 1998, as compared to .15% for the year ended December 31, 1997.


LIQUIDITY

Bancshares' liquidity position remained strong during the first quarter of 1998. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $920,184 and were 117.0% of total loans at March 31, 1998. The core deposit levels at March 31, 1998 approximated the levels at year-end 1997.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At March 31, 1998, these assets totaled $432,394, an increase of $12,390 or 2.9% from December 31, 1997.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Shareholders' equity totaled $119,900 at March 31, 1998, compared to $119,960 at December 31, 1997. The ratio of shareholders' equity to assets was 9.01% at March 31, 1998 and 9.00% at December 31, 1997.

                                                               MARCH 31, 1998                           December 31, 1997
                                                               -------------                            -----------------
                                                          AMOUNT         PERCENT                      Amount        Percent
                                                          ------         -------                      ------        -------
Tier 1 risk-based capital
         Actual                                         $112,000           14.21 %                  $110,066          14.06  %
         Required                                         31,524            4.00                      31,307           4.00
Total risk-based capital
         Actual                                         $121,897            15.47%                  $119,721          15.30  %
         Required                                         63,049             8.00                     62,613           8.00



The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at March 31, 1998 and December 31, 1997.

                                                              MARCH 31, 1998                        December 31, 1997
                                                       ----------------------                     -------------------
Leverage Ratio                                          AMOUNT        PERCENT                  Amount         Percent
                                                        ------        -------                  ------         -------
Actual                                                $112,000          8.33%                $110,066            8.90%
Minimum required                                        40,342          3.00                   37,107            3.00
Maximum required                                        67,237          5.00                   61,844            5.00


The unrealized gain on securities available for sale, net of tax effect, was $3,229 at March 31, 1998, compared to an unrealized gain of $3,307 at December 31, 1997. The decrease of $78 was primarily attributable to the changing interest rate environment.


GENERAL

The Corporation acquired UniBank on March 6, 1998, and the branches of UniBank became part of Bancshares' lead bank, Citizens . In the communities of Steubenville and Wintersville, duplications of branch offices existed; therefore, Citizens consolidated two offices without sacrificing customer service while yielding greater efficiencies in operations. We are very pleased that the technical conversion of customer accounts went smoothly. We are now in the number one position in deposit and loan market share in Jefferson County, where Citizens has 14 banking locations to serve its customers.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

GENERAL - CONTINUED

Century Financial Corporation ("Century"), Bancshares' largest acquisition, was completed May 12, 1998. The Rochester, Pennsylvania, based bank has 13 banking offices in Beaver and Butler counties and will initially operate as a wholly-owned bank subsidiary of Bancshares. As of March 31, 1998, Century had assets of $453 million, loans totaling $352 million, and deposits totaling $392 million.

As with all financial institutions, Bancshares' operations depend almost entirely on computer systems. Bancshares is addressing the potential problems associated with the possibility that the computers that control or operate Bancshares' operating systems, facilities and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit "00" as the year 1900, causing systems to fail to function or to generate erroneous data. Bancshares is working with the companies that supply or service its computer-operated or -dependent systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-Q, Bankshares has not identified any specific expenses that are reasonably likely to be incurred in connection with this issue and does not expect to incur significant expense to implement corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. Bancshares has established a dedicated Year 2000 project team responsible for resolving this complex issue so that our customers will not be adversely affected.

In the second quarter of 1997, Bancshares began offering trust and investments services. The Trust Group, which is based in Boardman, Ohio, has already grown to $73 million in assets. Considering recent and proposed acquisitions, plans include expanding an office presence in the Steubenville area and the continuation of Century's trust office in Rochester.

Bancshares expects to move into our new retail bank/trust and investment complex in Boardman during the third quarter of 1998. Located on an out parcel of Creekside Place Shopping Center at the intersection of Route 224
(Boardman-Poland Road) and Tippecanoe Road, the new facility will replace an older branch in Boardman and will incorporate the administrative and operations areas of the Trust Group in a separate section.

ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURE ABOUT MARKET RISK

Asset and Liability Management

The Corporation's 1997 annual report and Form 10-K provide information about the Company's management of interest rate risk and , to a lesser extent, liquidity risk. Bancshares does not maintain a trading account for any class of financial instrument and is not affected by foreign currency exchange risk or commodity price risk. Of the $17 million in equities held by Bancshares and subsidiaries, $12 million represent FHLB stock and Federal Reserve Bank Stock.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 3. QUANTITATIVE AND QUALITITIVE DISCLOSURE ABOUT MARKET RISK (CONTINUED)

Due to the pooling of UniBank, Steubenville, which was acquired on March 6, 1998, the market value of portfolio equity has changed, but the projected volatility of +/- 200 bp change in interest rates still falls well within the Board of Directors guidelines of +/- 30%.

                                                    Projected change in net portfolio value
                                                    ---------------------------------------
                                       Change in rates     $Amount       $Change      %Change
                                       ---------------     ---------     --------     -------
                                            +200bp         $ 168,549     $ 17,549         12%
                                            Base             150,588
                                            -200bp           165,917       15,329         10

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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


EXHIBIT 11
                  Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

EXHIBIT 27        Financial Data Schedules


                               REPORTS ON FORM 8-K
                               -------------------
                  None.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Citizens Bancshares, Inc.

Date: May 13, 1998                         Marty E. Adams
      ------------                         --------------
                                           Marty E. Adams
                                           President & Chief Executive Officer
                                           Vice Chairman


Date: May 13, 1998                         William L. White III
      ------------                         --------------------
                                           William L. White III
                                           Senior Vice President
                                           Chief Financial Officer