Form 10-Q
period 1998-06-30
CITIZENS BANCSHARES INC /OH/
filed 1998-08-14
CIK 855876

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


                  10 East Main Street, Salineville, Ohio 43945
                   (Address of principal executive offices)

                  (Registrant's telephone number) 330/679-2328
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

On August 13, 1998 there were 17,739,117 shares of Common Stock, without par value, of Citizens Bancshares, Inc., outstanding.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------
                                      INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                          Page
----------------------------                                         Number
                                                                     ------

Interim Financial Information required by Rule 10-01 of Regulation S-X is included in this Form 10-Q as referenced below:

Consolidated Balance Sheets                                            3

Consolidated Statements of Income                                      4

Consolidated Statements of Comprehensive Income                        5

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                 5

Condensed Consolidated Statements of
  Cash Flows                                                           6

Notes to the Consolidated Financial
  Statements                                                           7 - 16

Item 2.Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        17 - 22

Item 3.Quantitative and Qualitative Disclosure About Market Risk       23


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              23
                                                                       --
Item 2. Changes in Securities                                          23
                                                                       --
Item 3. Defaults Upon Senior Securities                                23

Item 4. Submissions of Matters to a Vote of Security Holders           24 - 25

Item 5. Other Information                                              25
                                                                       --
Item 6. Exhibits and Reports on Form 8-K                               25 - 28

Signatures                                                             29

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                             JUNE 30,           December 31,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                           1998                  1997
                                                                           -----------         -----------
ASSETS
     Cash and due from banks ......................................        $    54,966         $    54,043
     Federal funds sold ...........................................             11,175              21,960
                                                                           -----------         -----------
          Total cash and cash equivalents .........................             66,141              76,003
     Interest-bearing deposits with financial institutions ........              9,277               4,661
     Securities available for sale (Note 2) .......................            523,108             432,306
     Securities held to maturity (estimated market value of $88,018
        at December 31 (Note 2) ...................................               --                87,207
     Total loans (Note 3) .........................................          1,142,430           1,127,846
       Less allowance for loan losses (Note 4) ....................            (20,454)            (18,276)
                                                                           -----------         -----------
          Net loans ...............................................          1,121,976           1,109,570
     Premises and equipment, net ..................................             29,518              30,794
     Bank owned life insurance ....................................             25,124              23,080
     Accrued interest receivable and other assets .................             29,334              27,402
                                                                           -----------         -----------
          Total assets ............................................        $ 1,804,478         $ 1,791,023
                                                                           ===========         ===========

LIABILITIES
     Deposits:
     Noninterest-bearing deposits .................................        $   155,170         $   134,217
     Interest-bearing deposits ....................................          1,245,055           1,246,096
                                                                           -----------         -----------
          Total deposits ..........................................          1,400,225           1,380,313
     Securities sold under repurchase agreements and
       Federal funds purchased ....................................             79,873              79,188
     Federal Home Loan Bank advances ..............................            151,805             160,765
     Accrued interest payable and other liabilities ...............             13,491              13,463
                                                                           -----------         -----------
          Total liabilities .......................................          1,645,394           1,633,729
                                                                           -----------         -----------

MINORITY INTEREST IN SUBSIDIARY ...................................                 68                 627

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 36,000,000 shares
       authorized; shares issued 17,748,688 and 17,738,935,
              respectively ........................................             29,528              31,189
     Retained earnings ............................................            125,605             122,106
     Treasury stock at cost, (9,571 and 17,626 shares) ............               (185)               (222)
     ESOP obligations and unearned shares .........................               (262)               (325)
     Unrealized gain on securities available for sale .............              4,330               3,919
                                                                           -----------         -----------
          Total shareholders' equity ..............................            159,016             156,667
                                                                           -----------         -----------
          Total liabilities and shareholders' equity ..............        $ 1,804,478         $ 1,791,023
                                                                           ===========         ===========

          See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           For the three months            For the six months
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)          ended June 30,                 ended June 30,
                                                         ------------------------        ------------------------
                                                           1998            1997            1998             1997
                                                         --------        --------        --------        --------

INTEREST INCOME
   Loans, including fees ........................        $ 26,894        $ 24,478        $ 52,633        $ 47,766
   Securities
     Taxable ....................................           7,574           7,518          15,304          13,921
     Nontaxable .................................             421             448             846             886
   Federal funds sold and other .................             288             339             744             808
                                                         --------        --------        --------        --------
       Total interest income ....................          35,177          32,783          69,527          63,381
                                                         --------        --------        --------        --------

INTEREST EXPENSE
   Deposits .....................................          13,479          12,417          27,320          24,279
   Federal funds, repurchase agreements and other           1,145           1.866           2,282           3,189
   Federal Home Loan Bank advances ..............           1,947           1,318           3,967           2,216
                                                         --------        --------        --------        --------
       Total interest expense ...................          16,571          15,601          33,569          29,684
                                                         --------        --------        --------        --------

NET INTEREST INCOME .............................          18,606          17,182          35,958          33,697

PROVISION FOR LOAN LOSSES (NOTE 4) ..............           2,714             602           3,409           1,215
                                                         --------        --------        --------        --------
INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES ....................          15,892          16,580          32,549          32,482
                                                         --------        --------        --------        --------

OTHER INCOME
   Service charges and fees on deposits .........           1,212           1,129           2,318           2,166
   Other income .................................           1,160           1,363           2,691           2,628
   Increase in value in bank owned life insurance             360             151             666             161
   Investment gains (losses) (Note 2) ...........             322               0             353              (4)
                                                         --------        --------        --------        --------
     Total other income .........................           3,054           2,643           6,028           4,951
                                                         --------        --------        --------        --------

OTHER EXPENSE
   Salaries and employee benefits ...............           5,249           5,456          10,080          10,639
   Occupancy expense ............................             808             774           1,613           1,527
   Equipment expense ............................           1,043             884           2,013           1,704
   Merger, integration and restructure expense ..             972                           4,904
     Other operating expense ....................           3,481           3,216           7,018           6,091
                                                         --------        --------        --------        --------
       Total other expense ......................          11,553          10,330          25,628          19,961
                                                         --------        --------        --------        --------

 INCOME BEFORE INCOME TAXES .....................           7,393           8,893          12,949          17,472

 INCOME TAXES ...................................           2,342           2,684           3,770           5,340
                                                         --------        --------        --------        --------

 NET INCOME .....................................        $  5,051        $  6,209        $  9,179        $ 12,132
                                                         ========        ========        ========        ========

 BASIC EARNINGS PER COMMON SHARE ................        $    .29        $    .35        $    .52        $    .69
                                                         ========        ========        ========        ========
 DILUTED EARNINGS PER COMMON SHARE ..............        $    .29        $    .35        $    .52        $    .68
                                                         ========        ========        ========        ========

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
         (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)


                                                                     For the six months ended June 30,
                                                                     ---------------------------------
                                                                          1998              1997
                                                                       ---------         ---------

Net Income ....................................................        $   9,179         $  12,132

Other comprehensive income, net of tax;
Unrealized gain (loss) on securities available for sale .......              411              (322)
                                                                       ---------         ---------
Comprehensive income ..........................................        $   9,590         $  11,810
                                                                       =========         =========


                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     For the six months ended June 30,
                                                                     ---------------------------------
                                                                          1998             1997
                                                                       ---------         ---------

(IN THOUSANDS OF DOLLARS)

Balances at January 1, as previously reported .................        $ 103,277         $  89,712
Restated to capital structure for pooling of interests (Note 1)           53,390            49,749
                                                                       ---------         ---------
Balances at January 1, as restated ............................          156,667           139,461

Net income ....................................................            9,179            12,132

Change in ESOP obligation and release of shares ...............               63                63

Net purchase of treasury stock ................................                               (245)

Stock options exercised .......................................           (1,780)              233

Cash dividends declared ($.31 per share in 1998 and
  $.25 in 1997) and cash paid for fractional shares ...........           (5,524)           (4,476)

Change in unrealized gain (loss) on securities
 available for sale ...........................................              411              (322)
                                                                       ---------         ---------

Balances at June 30, ..........................................        $ 159,016         $ 146,846
                                                                       =========         =========


See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                   FOR THE SIX MONTHS ENDED JUNE 30,
                                                                   ---------------------------------

                                                                         1998              1997
                                                                       ---------         ---------
(DOLLARS IN THOUSANDS)
NET CASH FLOWS FROM OPERATING ACTIVITIES ......................        $   2,680         $   9,402
                                                                       ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing deposits
     with financial institutions ..............................           (4,616)           (2,355)
   Securities available for sale:
     Proceeds from sales ......................................            4,600               391
     Proceeds from paydowns, maturities, calls ................           81,179            41,281
     Purchases ................................................         (109,405)         (110,567)
   Securities held to maturity:
     Proceeds from paydowns, maturities, calls ................           20,260            40,703
     Purchases ................................................             (395)          (45,893)
   Loans purchased ............................................                             (3,250)
   Proceeds from commercial and student loans sold ............                              2,000
   Net increase in loans ......................................           (7,803)          (60,534)
   Purchases of premises and equipment ........................           (1,808)           (3,355)
   Proceeds from premises and equipment sold ..................                                434
   Purchase of life insurance contracts .......................           (1,200)          (20,000)
   Sales of other real estate .................................               14               125
                                                                       ---------         ---------
       Net cash used for investing activities .................          (19,174)         (161,020)
                                                                       ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts ...........................           19,912            56,084
   Cash dividends and fractional shares paid ..................           (4,514)           (4,305)
   Net increase in repurchase agreements and Federal funds purchased         685            55,393
   Net change in short-term FHLB advances .....................          (62,210)
   Proceeds from long-term FHLB advances ......................           71,500            40,400
   Repayment of long-term FHLB advances .......................          (18,250)           (4,117)
   Redemption of minority interest in subsidiary ..............             (559)             (561)
   Proceeds from stock options exercised ......................              410               233
   Net treasury stock purchase ................................             (342)             (245)
                                                                       ---------         ---------
     Net cash from financing activities .......................            6,632           142,882
                                                                       ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .......................           (9,862)           (8,736)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................           76,003            78,888
                                                                       ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................        $  66,141         $  70,152
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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Citizens Bancshares, Inc., ("Bancshares") and its wholly-owned subsidiaries, The Citizens Banking Company ("Citizens"), Freedom Financial Life Insurance Company ("Insurance Company"), Freedom Express, Inc., First National Bank of Chester ("FNB") and Century National Bank and Trust Company ("Century"). All significant inter-company transactions have been eliminated in consolidation. Bancshares' unaudited consolidated financial statements have been restated for prior periods due to the March 6, 1998 merger of UniBank, Steubenville, Ohio, ("UniBank") into Citizens and the May 12, 1998 merger of Century Financial Corporation and its subsidiary Century National Bank and Trust Company. Both transactions have been accounted for as poolings of interests. The supplemental unaudited consolidated statements give retroactive effect to the transactions and, as a result, the supplemental consolidated balance sheets, statements of income and statements of cash flows are presented as if Bancshares, UniBank and Century had been consolidated for all periods presented.

Basis of Presentation
---------------------

These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at June 30, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1997.

Nature of Operations
--------------------

Bancshares is a holding company that provides banking and financial services. Its principal banking subsidiaries are Citizens, which operates primarily in the eastern Ohio counties of Columbiana, Jefferson, Mahoning, Stark, Belmont and Carroll; FNB which operates primarily in Hancock County, West Virginia, and Century, which operates in the southwestern Pennsylvania counties of Beaver and Butler. The banks' primary services include accepting demand, savings and time deposits and granting commercial, industrial, real estate and consumer loans. Bancshares' other subsidiaries do not comprise a significant portion of its operations.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Supplemental Disclosure of Cash Flow Information


                                            Six Months Ended
                                                June 30,
                                           -------------------
                                           1998           1997
Cash paid during the period for:
   Interest                             $34,154        $29,184
   Income taxes                           3,144          5,400

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data)

Securities with an amortized cost of $6,512 were transferred from held to maturity to available for sale at March 06, 1998. These securities were owned by UniBank prior to its merger with Citizens with no significant differences between fair value and amortized cost. They were transferred to conform the combined entity with Bancshares' existing interest rate risk position.

Accounting for Transfers of Financial Assets and Extinguishment of Liabilities
------------------------------------------------------------------------------

Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", revises accounting treatment for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. SFAS No. 125 did not materially impact Bancshares' financial statements for the quarter or the six month period ended June 30, 1998.

Comprehensive Income
--------------------

Effective January 1, 1998, Bancshares adopted Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The adoption of Statement No. 130 did not have a material impact on Bancshares.

Earnings Per Share
------------------

Effective December 31, 1997, Bancshares adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Statement No. 128 replaced the previously reported primarily and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. Earnings per share amounts for the previously reported periods have been restated to conform to Statement No. 128.

The following table sets forth the computation of basic and diluted earnings per share.


                                                             Three Months Ended                 Six Months Ended
                                                                  June 30                            June 30
                                                      -----------------------------       -----------------------------
                                                          1998              1997              1998              1997
                                                          ----              ----              ----              ----

Denominator for basic earnings per share:
   Weighted-average shares outstanding                 17,705,265        17,656,116        17,701,379        17,654,494
                                                       ==========        ==========        ==========        ==========

Denominator for diluted earnings per share:
   Weighted-average shares outstanding                 17,705,265        17,656,116        17,701,379        17,654,494
   Employee stock options                                 105,364           102,534           110,367            92,937
                                                       ----------        ----------        ----------        ----------
     Denominator for diluted earnings per share        17,810,629        17,758,650        17,811,746        17,747,431
                                                       ==========        ==========        ==========        ==========


There are no convertible securities which would effect the calculation of basic and diluted earnings per share.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data)


Common Stock Split
------------------

On May 11, 1998, the Board of Directors approved a two-for-one stock split paid on June 1, 1998, to shareholders of record May 12, 1998. All references to the number of average common shares and per share amounts for previous periods have been restated to reflect the stock split.

ACQUISITIONS
------------

Effective March 6, 1998, UniBank affiliated with Bancshares by merging into Citizens. The transaction was affected through the exchange of 13.25 common shares of Bancshares for each of UniBank's 75,000 outstanding shares (total of 1,889,998 after giving effect to the two-for-one stock split paid by Bancshares on June 1, 1998) with cash paid in lieu of fractional shares. UniBank had assets of $217 million with ten offices in Jefferson County, operating as branches of Citizens.

Effective May 12, 1998, Century Financial Corporation and its wholly owned subsidiary, Century National Bank and Trust Company affiliated with Bancshares by merging Century Financial Corporation into Bancshares with Century National Bank and Trust Company operating as a subsidiary of Bancshares. The transaction was affected through the exchange of .7926 common shares of Bancshares (after giving affect to the two-for-one stock split paid by Bancshares on June 1, 1998) for each of Century Financial Corporation's 5,121,914 outstanding common shares with cash paid in lieu of fractional shares. Century Financial Corporation had consolidated assets of $453 million and operated 13 offices in Beaver County and one office in Butler County through its subsidiary, Century National Bank and Trust Company. The following is a summary of separate results of operations for Bancshares, UniBank and Century Financial Corporation for the three and six months ended June 30, 1997.


                           Three Months Ended                Six Months Ended
                             June 30,1997                      June 30, 1997
                           ------------------                ----------------
                Net interest income     Net income   Net interest income     Net income
                -------------------     ----------   -------------------     ----------

Bancshares            $10,684            $ 4,333            $21,155            $ 8,442
UniBank                 2,114                623              3,929              1,135
Century                 4,384             1, 253              8,613              2,555

Pending Accounting Standards
----------------------------

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." The new Statement revises the required disclosures for employee benefit plans, but it does not change the measurement or recognition of such plans. The new standard requires some additional information about benefit plans while eliminating certain disclosures and standardizes the disclosures for pensions and other postretirement benefits.

SFAS 132 supercedes the disclosure requirements in SFAS 87, "Employers' Accounting for Pensions," SFAS 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, " and SFAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 is effective for fiscal year beginning after December 15, 1997. Management believes that adoption of this statement will not have a material impact on Bancshares' financial position on results of operations.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

Investment securities available for sale at June 30, 1998 increased $90,802 or 21.0% when compared to December 31, 1997. This increase was mostly a result of Bancshares transferring securities held to maturity with an amortized cost of $6,512 to available for sale on March 6, 1998. These securities were owned by UniBank prior to its merger with Citizens (Note 1) with no significant difference between fair value and amortized cost. They were transferred to conform the combined entity with Bancshares existing interest rate risk. Additionally, Bancshares reclassed its remaining held to maturity portfolio with the acquisition of Century. Approximately $60 million was transferred with no significant difference between fair value and amortized cost.

The amortized costs, unrealized gains and losses and estimated fair values are as follows:


                                                                                JUNE 30, 1998
                                                           -----------------------------------------------------
                                                                               GROSS            GROSS       ESTIMATED
                                                           AMORTIZED      UNREALIZED       UNREALIZED            FAIR
                                                                COST           GAINS           LOSSES           VALUE
                                                            --------        --------        --------         --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                    $ 51,122        $    278        $     (2)        $ 51,398
U.S. Government agencies
    and corporations                                          98,791           1,348            (123)         100,016
Obligations of states and
   political subdivisions                                     36,686             837             (34)          37,489
Corporate and other securities                                23,371             794                           24,165
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                        239,571             950            (383)         240,138
    Agency collateralized mortgage obligations                33,589             116            (181)          33,524
    Other                                                      5,057               9                            5,066
                                                            --------        --------        --------         --------
      Total debt securities available for sale               488,187           4,332            (723)         491,796
Marketable equity securities                                  28,272           3,350            (310)          31,312
                                                            --------        --------        --------         --------
      Total investment securities available for sale        $516,459        $  7,682        $ (1,033)        $523,108
                                                            ========        ========        ========         ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows:


                                                                              DECEMBER 31, 1997
                                                            ----------------------------------------------------------
                                                                               GROSS           GROSS        ESTIMATED
                                                           AMORTIZED      UNREALIZED       UNREALIZED             FAIR
                                                                COST           GAINS           LOSSES            VALUE
                                                            --------        --------         --------         --------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                    $ 19,963        $    124         $     (3)        $ 20,084
U.S. Government agencies
    and corporations                                          82,934           1,164             (161)          83,937
Obligations of states and
   political subdivisions                                     14,278             480              (36)          14,722
Corporate and other securities                                27,870             328             (108)          28,090
Mortgage-backed securities                                   263,638           1,425             (596)         264,467
Marketable equity securities                                  17,610           3,397               (1)          21,006
                                                            --------        --------         --------         --------
      Total investment securities available for sale        $426,293        $  6,918         $   (905)        $432,306
                                                            ========        ========         ========         ========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                    $ 38,618        $    158         $     (8)        $ 38,768
U.S. Government agencies and corporations                     22,981              51              (13)          23,019
Obligations of states and political
    subdivisions                                              22,013             428                            22,441
Mortgage-backed securities                                     2,099             219                             2,318
Corporate and other securities                                 1,496                              (24)           1,472
                                                            --------        --------         --------         --------
      Total investment securities held to maturity          $ 87,207        $    856         $    (45)        $ 88,018
                                                            ========        ========         ========         ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at June 30, 1998 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.


                                                                       AMORTIZED                 ESTIMATED
                                                                            COST                FAIR VALUE

DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                           $    38,621               $    38,749
   Due after one year through five years                                  83,304                    83,970
   Due after five years through ten years                                 71,200                    72,691
   Due after ten years                                                    16,845                    17,658
   Mortgage-backed securities                                            278,217                   278,728
                                                                       ---------                 ---------
     Total debt securities available for sale                           $488,187                  $491,796
                                                                        ========                  ========


Gross gains and losses were as follows:


                   Three Months Ended       Six Months Ended
                        June 30,                June 30,
                    ----------------        ----------------
                    1998        1997        1998        1997
                    ----        ----        ----        ----
Gross gains         $330        $  0        $361        $  0
Gross losses           8           0           8           4

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 3 - LOANS

Total loans increased $14,584 or 1.3% in the first six months of 1998 when compared to December 31, 1997. The increase in the loan portfolio during the first half of 1998 occurred mostly in 1- 4 family residential mortgages. Funding for the 1998 loan growth was provided by a combination of deposit growth and short term liquid assets.

The following table represents the composition of Bancshares' loan portfolio:


                                                  JUNE 30,       December 31,
                                                      1998              1997
                                                ----------        ----------
Commercial, financial and agricultural          $  237,657        $  250,569
Residential real estate mortgage                   498,635           449,828
Commercial real estate                             217,176           221,227
Construction                                        14,473            15,591
Consumer                                           160,532           184,296
Real estate mortgage loans held for sale            13,957             6,335
                                                ----------        ----------
   Total loans                                  $1,142,430        $1,127,846
                                                ==========        ==========

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Bancshares allowance for loan losses was $20,454 at June 30, 1998 compared to $18,276 at December 31, 1997. This represents a $2,178 or 12.0% increase over the December 31, 1997 balance. Contributing to this increase was a $3,409 loan loss provision charged to operations during the first half of 1998, of which $2,000 additional provision for loan losses were related to the Century acquisition to increase Century's loan loss allowance as a percentage of loans outstanding to Bancshares' level.

Activity in the allowance for loan losses is summarized as follows:


                                                            Six Months Ended
                                                                June 30,
                                                        --------------------------
                                                            1998              1997
                                                        --------          --------
Balance at January 1,                                   $ 18,276          $ 15,629
Provision for loan losses                                  3,409             1,215
Recoveries                                                   516               565
Loans charged-off                                         (1,747)           (1,340)
                                                        --------          --------
Balance at June 30                                      $ 20,454          $ 16,069
                                                        ========          ========

Net charge-offs as a percentage of average loans             .22%              .15%
Allowance for loan loss to total loans                      1.79              1.51

Nonperforming assets include nonperforming loans and other real estate owned. Nonperforming loans consists of non-accrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued and any previously accrued interest is reversed against current income.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table sets forth information regarding nonperforming assets:


                                      JUNE 30,    December 31,
                                        1998          1997
                                      ------        ------

Nonaccrual loans                      $3,114        $5,203
Loans past due 90 days or more         2,490         1,446
Restructured loans                       215           211
                                      ------        ------
     Total nonperforming loans        $5,819        $6,860
                                      ======        ======


Nonperforming loans as a percentage of total loans,
   net of unearned income                                  0.51%        0.64%
Nonperforming assets as a percentage of total assets       0.31%        0.40%
Nonperforming assets as a percentage of allowance
   for loan losses                                         0.28%        0.43%

Total nonperforming assets at June 30, 1998 totaled $5,819 compared to $6,860 at December 31, 1997. Nonperforming assets for both periods presented are comprised mostly of nonaccrual loans which totaled $3,114 and $5,203 at June 30, 1998 and December 31, 1997, respectively.

Information regarding impaired loans is as follows:


                                                     For the six months ended June 30,
                                                           1998          1997
                                                         ------        ------
Average investment in impaired loans                     $5,434        $4,955
Interest income recognized on impaired loans             $  338        $  210
Interest income received on impaired loans               $  171        $  201

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED


                                            JUNE 30,    December 31,
                                             1998          1997
                                             ----          ----
Balance of impaired loans                  $4,852        $5,025
Specific allocation associated with
 impaired loans                               425           545


NOTE 5 - CONCENTRATIONS OF CREDIT RISK

Bancshares, through its subsidiary banks, grants residential, consumer and commercial loans to customers located primarily in the eastern Ohio counties of Columbiana, Jefferson, Stark, Mahoning, Carroll and Belmont, Hancock county in West Virginia and Beaver and Butler counties in Pennsylvania.

Real estate mortgage loans, including construction loans and loans held for sale, totaled $527,065 of loans at June 30, 1998, and are secured primarily by 1
- 4 family residences. Commercial real estate loans comprised 19.01% of loans at June 30, 1998 and represent borrowings secured by commercial buildings and real estate primarily in the Citizens, Century and FNB market areas.

Also at June 30, 1998, 8.75% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

Citizens, Century, and FNB are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $101,897 in variable rate commitments and $16,714 in fixed rate commitments at June 30, 1998. The fixed rate commitments have an interest rate range of 5.69% to 8.32%. There were $72,353 in variable rate commitments and $4,824 in fixed rate commitments at year end 1997. The fixed rate commitments have an interest rate range of 6.375% to 8.00%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. Citizens, Century and FNB follow the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower and may include real estate and/or business assets.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Citizens, Century and FNB are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on Bancshares.

Bancshares' subsidiary banks were required to have approximately $19,399 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at June 30, 1998. These balances do not earn interest.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Bancshares' Federal Home Loan Bank advances at June 30, 1998 were:


                                               Maturity or first
                      Amount           Rate       repricing date
                      ------           ----       --------------
                     123,305           5.42%                1998
                      23,500           6.15                 1999
                       5,000           5.59                 2001
                     -------
                    $151,805
                    ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS.
--------------

(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at June 30, 1998, compared to December 31, 1997, and the results of operations for the three and six months ended June 30, 1998, as compared to the same period in 1997, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While Bancshares believes that the assumptions underlying the forward- looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other experiences expressed by Bancshares in its forward-looking statements.

SUMMARY OF FINANCIAL

Bancshares' consolidated assets were $1,804,478 at June 30, 1998, an increase of $13,455 or .75% over assets at December 31, 1997. This increase was attributable to an increase in net loans receivable offset by a reduction in Federal funds sold. Total consolidated liabilities increased $11,665 or .71% when compared to total consolidated liabilities as of December 31, 1997. The increase in total liabilities was mostly attributable to an increase in total deposits offset by a decrease in Federal Home Loan Bank advances. Bancshares total consolidated stockholders' equity increased $2,349 or 1.5% when compared to total stockholders' equity at December 31, 1997. This increase was primarily a result of $9,179 in net income earned, less cash dividends declared to shareholders of $5,524.

RESULTS OF OPERATIONS

Comparison of the results of operations for the three months ended June 30, 1998 and 1997 is as follows:

Core earnings, which excludes the after tax financial impact of merger, integration, and restructuring expense, an additional provision for loan losses related to second quarter acquisitions, and gains on sales of loans and investments, were $7,037 a 13.6% increase from the $6,195 earned in the comparable period in 1997. The core earnings per common share for the second quarter of 1998 were $.40 representing an increase of 14.3% from the $.35 earned per share in the comparable period in 1997.

Net income for the quarter ended June 30, 1998, included nonrecurring after tax income and expense. The nonrecurring items for the quarter ended June 30, 1998, were a $754 after tax merger, integration and restructuring charge related to an acquisition, a $1,300 after tax additional provision for loan losses related to an acquisition, and after tax gains on the sales of loans and securities of $268. The merger, integration and restructuring charge was for severance pay, branch closures, service contracts, and transaction fees. Net income, as a result of the after tax financial impact of the nonrecurring items previously discussed, was $5,051 for the second quarter of 1998 and decreased 18.53% from the $6,200 earned in the comparable period in 1997. Basic and diluted earnings per share for the second quarter of 1998 were $.29, representing a decrease of 0.06% over the $.35 basic and diluted earnings per share for the comparable period in 1997.

The provision for loan losses of $2,714 for the quarter ended June 30, 1998 increased $2,112 from the comparable period in 1997. The increase in the provision for loan losses was mostly attributable to a $2,000 additional provision related to the Century acquisition to increase Century's loan loss allowance as a percent of loans outstandings to Bancshares level.

Total other income of $3,054 for the second quarter of 1998 increased $441 or 15.6% from the comparable period in 1997. This increase was primarily the result of investment gains of $322. The rise in other income also was affected by an increase in service charges on deposit accounts and gain on the sale of loans of $331 for the three months ended

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
--------------

(Dollars in thousands, except per share data)

June 30,1998 and $132 for the three months ended June 30, 1997. Income earned on the bank owned life insurance ("BOLI") for the second quarter 1998 was $360 as compared to $151 for the second quarter 1997.

Total other expense of $11,553 for the second quarter of 1998 increased $1,223 or 11.8% from the comparable period in 1997. This increase was primarily due to the pretax merger, integration and restructure expense of $972 discussed above. The increase in other operating expense also was affected by an increase in amortization of intangible assets of $199 in 1998 compared to the same period in 1997.

Comparison of the results of operations for the six months ended June 30, 1998 and 1997 is as follows:

Core earnings, which excludes the after tax financial impact of merger, integration, and restructuring expense, and gains on sales of loans and investments, were $13,725 a 13.6% increase from the $12,084 earned in the comparable period in 1997. The core earnings per common share for the first half of 1998 were $.78 representing an increase of 14.7% from the $.68 earned per share in the comparable period in 1997.

Net income for the six months ended June 30, 1998, included nonrecurring after tax income and expense. The nonrecurring items were a $3,555 after tax merger, integration and restructuring charge related to two acquisitions, a $1,300 after tax additional provision for loan losses related to an acquisition, and after tax gains on the sales of loans and securities of $309. The merger, integration and restructuring charge was for severance pay, branch closures, service contracts, and transaction fees. Net income, as a result of the after tax financial impact of the nonrecurring items previously discussed, was $9,179 for the first half of 1998 and decreased 24.3% from the $2,953 earned in the comparable period in 1997. Basic and diluted earnings per share for the first half of 1998 were $.52, representing a decrease of 0.17% over the $.69 basic earnings per share and a decrease of .16% over the $.68 diluted earnings per share for the comparable period in 1997.

The provision for loan losses of $3,409 for the six months ended June 30, 1998 increased $2,194 or 180.1% from the comparable period in 1997. The increase in the provision for loan losses was mostly attributable to a $2,000 additional provision related to the Century acquisition to increase Century's loan loss allowance as a percent of loans outstandings to Bancshares' level.

Total other income of $6,028 for the six months ended June 30,1998 increased $1,077 or 21.8% from the comparable period in 1997. This increase was primarily the result of; (1) security gains realized, (2) income earned on the bank owned life insurance ("BOLI"). Income from BOLI was $666 for the six months ended June 30, 1998 as compared

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------



to $161 for the six months ended June 30, 1997. Citizens implemented the single premium BOLI to offset the cost of employee benefits, (3) an increase in services charges on deposit accounts and gain on sale of loans of $361 and $189 for the six month periods ended June 30, 1998 and 1997, respectively.

Total other expense of $25,678 for the six months of 1998 increased $5,667 or 28.4% from the comparable period in 1997. This increase was primarily due to the pretax merger, integration and restructure expense of $4,904 discussed above. The increase in other operating expense also was affected by an increase in amortization of intangible assets of $405 in 1998 compared to the same period in 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)
RESULTS OF OPERATIONS - CONTINUED

Excluding the nonrecurring after tax expense and income items discussed above, return on average shareholders' equity was 17.62% and return on average assets was 1.54%. In addition, excluding the nonrecurring after tax expense and income, the Corporation's efficiency ratio, a measure of operating efficiency, was 48.33% for the second quarter of 1998.


NET INTEREST INCOME


                                                          For the six months ended June 30,
                                                                 1998               1997
                                                           ----------         ----------
          Net interest income                              $   35,958         $   33,697
          Taxable equivalent adjustment                         1,372              1,211
                                                           ----------         ----------
            Net interest income taxable equivalent         $   37,330         $   34,908
                                                           ==========         ==========

          Net interest margin                                    4.30%              4.44%
          Taxable equivalent adjustment                           .16                .16
                                                           ----------         ----------
             Net interest margin taxable equivalent              4.46%              4.60%
                                                           ==========         ==========

Net interest income taxable equivalent, of $37,330, for the six months ended June 30, 1998 increased $2,422 from the comparable period in 1997.

The net interest margin, fully taxable equivalent of 4.46% for the first six months of 1998 decreased from 4.60% for the comparable period in 1997. The yield on average earning assets was 8.47% for the first six months of 1998 compared to 8.51% for the comparable period in 1997. The cost of interest bearing liabilities was 4.52% for the first six months of 1998 compared to 4.49% for the comparable period in 1997. Increases in interest rates paid on Federal Home Loan Bank advances and securities sold under repurchase agreements have contributed to the increase in the cost of interest bearing liabilities for the first six months of 1998 compared to the same period in 1997.

Average gross earning assets increased $9,000 during the second quarter of 1998, while the average rate earned on these assets increased from 8.33% at December 31, 1997 to 8.47% at June 30, 1998.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)


DEPOSITS

Total noninterest bearing demand deposits increased $20,953 or 15.6% in the first half of 1998 when compared to December 31, 1997 and resulted in total deposits increasing by $19,912 during the same period.

NONPERFORMING ASSETS

Other real estate totaled $139 at June 30, 1998 and $166 at December 31, 1997, respectively.


LIQUIDITY

Bancshares' liquidity position remained strong at June 30, 1998. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $1,280,892 and were 114.16% of total loans at June 30, 1998. The core deposit levels at June 30, 1998 approximated the levels at year-end 1997.

Cash and cash equivalents, interest-bearing deposits and securities available for sale are Bancshares' most liquid assets. At June 30, 1998, these assets totaled $598,526, an increase of $35,556 or 16.7% from December 31, 1997. This increase is mostly a result of Bancshares transferring UniBank's held to maturity securities to available for sale (Note 1 ). All securities at Bancshares held to maturity were reclassified to available for sale in order to provide additional liquidity following the acquisitions in 1998. Approximately $60 million of securities were reclassified. The market value of the securities transferred was not materially different than their book value.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Shareholders' equity totaled $159,016 at June 30, 1998, compared to $156,667 at December 31, 1997. The ratio of shareholders' equity to assets was 8.81% at June 30, 1998 and 8.75% at December 31, 1997, respectively.


                                                 JUNE 30, 1998               December 31, 1997
                                            ------------------------     -------------------------
                                            AMOUNT           PERCENT     AMOUNT            PERCENT
                                            ------           -------     ------            -------
          Tier 1 risk-based capital
                   Actual                  $146,721           12.93%     $145,706           12.90%
                   Required                  45,382            4.00        45,821            4.00
          Total risk-based capital
                   Actual                  $161,050           14.20%     $159,687           14.10%
                   Required                  90,763            8.00        91,641            8.00



The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at June 30, 1998 and December 31, 1997.


                                       JUNE 30, 1998               December 31, 1997
                                   ------------------------     -----------------------
Leverage Ratio                     AMOUNT           PERCENT     Amount          Percent
                                   ------           -------     ------          -------
          Actual                  $146,721           8.19%     $145,706           8.60%
          Minimum required          53,774           3.00        50,934           3.00
          Maximum required          89,624           5.00        84,890           5.00


The unrealized gain on securities available for sale, net of tax effect, was $4,330 at June 30, 1998, compared to an unrealized gain of $3,919 at December 31, 1997. The increase of $411 was primarily attributable to the reclassification of Bancshares' held to maturity portfolio.


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

Effective July 18, 1998, First National Bank of Chester ("FNB") Chester, West Virginia, affiliated with Citizens by merging and becoming a branch of Citizens. The transaction was accounted for as a "pooling of interests". FNB had assets of $34,575 with the principal office located in Hancock county.

On May 21, 1998, Bancshares and Mid Am, Inc. ("Mid Am"), Bowling Green, Ohio, announced a Definitive Agreement for a merger of equals. Under the terms of the agreement, Mid Am shareholders will receive 0.385 of a share of Bancshares common stock for each Mid Am share owned as a tax-free exchange. Mid Am is a $2.2 billion diversified financial services holding company headquartered in Bowling Green, Ohio. The merger is subject to normal regulatory and shareholder approval. Closing is expected in the fourth quarter of 1998.

On July 22, 1998, Bancshares, Mid Am and The Ohio Bank ("Ohio Bank") Findlay, Ohio, announced a Definitive Agreement to merge. Under the terms of the agreement, Ohio Bank shareholders will receive 63.25 shares of Bancshares common stock for each Ohio Bank share owned as a tax-free exchange. The transaction is expected to close by December 31, 1998.

YEAR 2000

The Year 2000 issue deals with the fact that many computer applications, if not corrected, could fail or create erroneous results by or at the year 2000 because many existing computer programs use only two digits to identify a year in the date field and these programs were not designed or developed while considering the impact of the upcoming change in the century. In order to assess the year 2000 issue, Bancshares has established a project group that represents functional areas to be affected by Year 2000 changes. The Year 2000 project group meets weekly to review Bancshares' progress. All data processing systems have been identified and all major systems and most lesser systems have been assessed for Year 2000 compliance. This assessment indicates that there will be no material impact of Bancshares' operations or budgets to bring systems into compliance by the year end 1998. Most security and environmental systems have also been assessed with no material impact indicated. Regardless of the Year 2000 compliance of Bancshares' systems, there is not complete assurance that Bancshares will not be adversely affected to the extent other entities not affiliated with Bancshares, such as vendors, services suppliers and loan and other counterparties are unsuccessful in properly addressing this issue.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset and Liability Management

The Corporation's 1997 annual report and Form 10-K provide information about Bancshares' management of interest rate risk and, to a lesser extent, liquidity risk. Bancshares does not maintain a trading account for any class of financial instrument and is not affected by foreign currency exchange risk or commodity price risk. Of the $28 million in equities held by Bancshares and subsidiaries, $14 million represent FHLB stock and Federal Reserve Bank Stock.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK (CONTINUED)

The projected volatility of +/- 200 bp change in interest rates at June 30, 1998 falls well within the Board of Directors guidelines of +/- 30%.


                         Projected change in net portfolio value
                         ---------------------------------------
          Change in rates       $Amount        $Change       %Change
          ---------------       -------        -------       -------
          +200bp               $190,671        $ 12,036          6%
          Base                  202,707
          -200bp                185,610          17,097          8%

                           PART II - OTHER INFORMATION

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

ITEM 2.   CHANGES IN SECURITIES.
--------------------------------

         Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.
------------------------------------------

         Not Applicable.

                            CITIZENS BANCSHARES, INC.
                            -------------------------

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
--------------------------------------------------------------

         (a) A Special Meeting of the Shareholders of Citizens Bancshares, Inc. was held on May 11, 1998 (the "Special Meeting"). In addition, the 1998 annual shareholders meeting of Citizens Bancshares, Inc. was held on May 11, 1998 (the "Annual Meeting").

         (b) At the Annual Meeting the following persons were elected to serve three (3) year terms:

                   Marty E. Adams
                   Keith D.Burgett
                   Willard L. Davis
                   Kenneth E. McConnell

           The following directors were not up for election at the Annual Meeting and their respective terms in office continued after the Annual Meeting:

           Del Goedeker
           Charles I. Homan
           Fred H. Johnson
           Fred H. Johnson III
           H. Lee Kinney
           Gerard P. Mastroianni
           James C. McBane
           Elden L. Surbey
           Glenn F. Thorne
           Joseph N. Tosh II

     (c) At the Annual Meeting, the following matters were voted upon and the results of such votes were as follows:


           (1) Election of Directors
               Marty E. Adams           by 5,906,069 votes for, and 34,561 votes withheld
               Keith D. Burgett         by 5,921,749 votes for, and 18,881 votes withheld
               Willard L. Davis         by 5,890,811 votes for, and 49,819 votes withheld
               Kenneth E. McConnell     by 5,891,326 votes for, and 49,304 votes withheld

           (2) Approval of a Directors' Stock Retainer Plan by 4,832,276 votes for, 367,435 votes against, and 212,142 votes withheld

           (3) Approval of a Nonstatutory Stock Option Plan for Nonemployee Directors by 4,875,060 votes for, 323,397 votes against, and 213,396 votes withheld

                            CITIZENS BANCSHARES, INC.
                            -------------------------

     (d) At the Special Meeting, the following matters were voted upon and the results of such votes were as follows:

           (1) Adoption of Agreement and Plan of Merger with Century Financial Corporation. by 5,368,432 votes for, 5,218 votes against, and 18,910 votes withheld

           (2) Amendment of Articles of Incorporation to increase the number of authorized common shares to 36,000,000. by 5,327,910 votes for, 42,758 votes against, and 21,892 votes withheld

           (3) Amendment of Article Seven of the Code of Regulations to increase the number of members of the Board of Directors to Twenty-one
               (21). by 5,037,628 votes for, 242,457 votes against, and 112,475 votes withheld

ITEM 5.  OTHER INFORMATION.
---------------------------

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

         (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

                           PART II - OTHER INFORMATION
                           ---------------------------
                                  EXHIBIT INDEX
                                  -------------

EXHIBIT 3         Articles of Incorporation, By laws

        (1) Registrant's Fifth Amended Articles of Incorporation, (incorporated by reference in Exhibit 3.1 to the Form S-4 Registration Statement No. 333-60741 of Citizens Bancshares, Inc.

        (2)       Registrant's Regulations, as amended on May 11, 1998.

EXHIBIT 10        Material Contracts

        (1) The Citizens Bancshares Inc. Profit-Sharing Plan and Trust (formerly known as the CBC Salineville Profit Sharing Plan and Trust) (incorporated by reference in Exhibit 10 (2) to the Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
                             EXHIBIT INDEX-CONTINUED
                             -----------------------

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

        (8) The Employee Retirement Plan for Citizens Bancshares, Inc. (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30,
                  1995).

        (9) Purchase and Assumption agreement between The Metropolitan Savings Bank of Ohio and The Citizens Banking Company (incorporated by reference in Exhibit 10 (12) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30,
                  1997).

        (10) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and UniBank (incorporated by reference in Exhibit 10 (13) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended September 30, 1997).

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
                             EXHIBIT INDEX-CONTINUED
                             -----------------------


        (11) Purchase Agreement between The Citizens Banking Company and ValueNet Inc. (incorporated by reference in Exhibit 10 (14) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended September 30, 1997).

        (12) Affiliation Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company and UniBank (incorporated by reference in Exhibit 2 (1) to the Form S-4 Registration Statement No. 333-42911 of Citizens Bancshares, Inc.).

        (13) Stock Option Agreement by and between Citizens Bancshares, Inc. and Century Financial Corporation (incorporated by reference in Exhibit (a) to the Schedule 13D of Citizens Bancshares, Inc. filed with the Commission on November 26,
                  1997).

        (14) Agreement and Plan of Merger by and between Citizens Bancshares, Inc. and Century Financial Corporation (incorporated by reference in Exhibit to the Form 8-K of Citizens Bancshares, Inc. filed with the Commission on January 2, 1998).

        (15) The Amended and Restated Agreement and Plan of Merger by and between Citizens Bancshares,Inc. and Mid Am, Inc. (incorporated by reference in Exhibit 2 to the Form S-4 Registration Statement No.333-60741 of Citizens Bancshares, Inc.).

        (16) Stock Option Agreement by and between Citizens Bancshares, Inc. and Mid Am, Inc. (incorporated by reference in Exhibit 2 to the Schedule 13D of Citizens Bancshares, Inc., filed with the Commission on May 29, 1998).

        (17) Stock Option Agreement by and between Mid Am, Inc. and Citizens Bancshares, Inc. (incorporated by reference in
                  Exhibit 3 to the Schedule 13D of Citizens Bancshares, Inc., filed with the Commission on May 29, 1998).


        (18) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Century National Bank and Trust and Joseph N. Tosh.

        (19) Citizens Bancshares, Inc. 1998 Stock Option Plan for Nonemployee Directors.

        (20)      Citizens Bancshares, Inc. Directors' Stock Retainer Plan.

EXHIBIT 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

EXHIBIT  27       Financial Data Schedules

                               REPORTS ON FORM 8-K
                               -------------------

Citizens Bancshares, Inc. filed reports on Form 8-K during the quarter ended June 30, 1998 as follows:

        (1) Form 8-K dated May 21, 1998 (Item 5) regarding proposed merger of equals transaction with Mid Am, Inc.

        (2) Form 8-K dated June 2, 1998 (Item 2) regarding consummation of Century Financial Corporation merger.

        (3) From 8-K dated June 25, 1998 (Item 5) regarding consummation of Century Financial Corporation merger.

        (4)       Form 8-K/A dated June 25, 1998 including:

                      (i) Pro Forma Condensed Consolidated Balance Sheet as of March 31, 1998.

                      (ii) Pro Forma Condensed Statement of Income for the Three Months Ended March 31, 1998

                      (iii) Pro Forma Condensed Statements of Income for the Years Ended December 31, 1997, 1996 and 1995.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Citizens Bancshares, Inc.

Date: August 13, 1998                 Marty E. Adams
      ---------------                 --------------
                                      Marty E. Adams
                                      President & Chief Executive Officer
                                      Vice Chairman
                                      (Principal Executive Officer)


Date: August 13, 1998                 William L. White III
      ---------------                 --------------------
                                      William L. White III
                                      Senior Vice President
                                      Chief Financial Officer
                                      (Principal Financial Officer)