Form 10-Q
period 1998-09-30
SKY FINANCIAL GROUP INC
filed 1998-11-16
CIK 855876

                                  United States

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1998

                         Commission File Number 0-18209

                                     SKY FINANCIAL GROUP, INC.
                                     -------------------------
                   Formerly known as CITIZENS BANCSHARES, INC.
                                     -------------------------
             (Exact name of registrant as specified in its charter)

Ohio                                                        34-1372535
----                                                        ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)


221 South Church Street, Bowling Green, Ohio                        43945
--------------------------------------------                       -------
(Address of principal executive offices)

                   Registrant's telephone number, 419/327-6300
                                                  ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

On November 13, 1998 there were 35,684,989 shares of Common Stock, without par value, of Sky Financial Group, Inc., outstanding.

                           SKY FINANCIAL GROUP, INC.
                           -------------------------
                              (Formerly known as)
                            CITIZENS BANCSHARES, INC.
                            -------------------------

                                    FORM 10-Q
                                    ---------

                        QUARTER ENDED September 30, 1998

                         Part I - Financial Information

ITEM 1  FINANCIAL STATEMENTS
----------------------------

Interim Financial Information for Citizens Bancshares, Inc. required by Rule 10-01 of Regulation S-X is included in this Form 10-Q (prior to the October, 1998 merger with Mid Am, Inc. (See Note 8) as referenced below:

                                                                                     Page
                                                                                    Number
                                                                                    ------
Financial Statements
--------------------

Consolidated Balance Sheets                                                          3

Consolidated Statements of Income                                                    4

Consolidated Statements of Comprehensive Income                                      5

Condensed Consolidated Statements of Changes in
  Shareholders' Equity                                                               5

Condensed Consolidated Statements of
  Cash Flows                                                                         6

Notes to the Consolidated Financial
  Statements                                                                         7 - 17

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS                                          18 - 23
        -----------------------------------

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                     23
----------------------------------------------------------------

PART II - OTHER INFORMATION                                                          24 - 27
---------------------------

Exhibit Index                                                                        24 - 27

Signatures                                                                           28

                            CITIZENS BANCSHARES, INC.
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                SEPTEMBER 30,               December 31,
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                                      1998                       1997
                                                                                -------------            ---------------
ASSETS
     Cash and due from banks..................................................    $    46,047               $   54,043
     Federal funds sold.......................................................         21,400                   21,960
                                                                                   ----------               ----------
          Total cash and cash equivalents.....................................         67,447                   76,003
     Interest-bearing deposits with financial institutions....................          7,639                    4,661
     Securities available for sale (Note 2)...................................        513,988                  432,306
     Securities held to maturity (estimated market value of $88,018
        at December 31 (Note 2)...............................................                                  87,207
     Total loans (Note 3).....................................................      1,171,457                1,127,846
       Less allowance for loan losses (Note 4)................................        (20,433)                 (18,276)
                                                                                   ----------               ----------
          Net loans...........................................................      1,151,024                1,109,570
     Premises and equipment, net..............................................         30,277                   30,794
     Bank owned life insurance................................................         36,321                   23,080
     Accrued interest receivable and other assets.............................         33,610                   27,402
                                                                                   ----------               ----------
          Total assets........................................................     $1,840,306               $1,791,023
                                                                                   ==========               ==========

LIABILITIES
     Deposits:
     Noninterest-bearing deposits.............................................     $  138,520               $  134,217
     Interest-bearing deposits................................................      1,290,592                1,246,096
                                                                                   ----------               ----------
          Total deposits......................................................      1,429,112                1,380,313
     Securities sold under repurchase agreements and
       Federal funds purchased................................................         84,244                   79,188
     Federal Home Loan Bank advances..........................................        148,305                  160,765
     Accrued interest payable and other liabilities...........................         15,555                   14,090
                                                                                   ----------               ----------
          Total liabilities...................................................      1,677,216                1,634,356
                                                                                   ----------               ----------

SHAREHOLDERS' EQUITY
     Serial preferred stock, $10.00 par value; authorized
       200,000 shares; none issued
     Common stock, no par value; 36,000,000 shares
       authorized; shares issued 17,743,617 and 17,738,935,
              respectively....................................................         29,285                   31,189
     Retained earnings........................................................        130,467                  122,106
     Treasury stock at cost, (4,500 and 17,626 shares)........................             (5)                    (222)
     ESOP obligations and unearned shares.....................................                                    (325)
     Unrealized gain on securities available for sale.........................          3,343                    3,919
                                                                                   ----------               ----------
          Total shareholders' equity......................................... .       163,090                   156,667
                                                                                   ----------               ----------
          Total liabilities and shareholders' equity..........................     $1,840,306               $1,791,023
                                                                                   ==========               ==========

          See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
                  CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               For the three months             For the nine months
 (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                             ended September 30,            ended September 30,
                                                                                1998           1997            1998            1997
                                                                            --------        -------         -------         -------
INTEREST INCOME
   Loans, including fees...............................................     $26,195         $25,480         $78,828         $73,246
   Securities
     Taxable ..........................................................       7,523           7,526          22,827          21,447
     Nontaxable........................................................         435             445           1,281           1,331
   Federal funds sold and other........................................         524             393           1,268           1,201
                                                                          ---------      ----------      ----------      ---------
       Total interest income...........................................      34,677          33,844         104,204          97,225
                                                                          ---------      ----------      ----------      ---------

INTEREST EXPENSE
   Deposits............................................................      13,725          13,245          41,045          37,524
   Federal funds, repurchase agreements and other......................       1,085           1,543           3,367           4,732
   Federal Home Loan Bank advances.....................................       2,092           1.831           6,059           4,047
                                                                          ---------      ----------      ----------      ---------
       Total interest expense..........................................      16,902          16,619          50,471          46,303
                                                                          ---------      ----------      ----------      ---------

NET INTEREST INCOME....................................................      17,775          17,225          53,733         50,922

PROVISION FOR LOAN LOSSES (NOTE 4).....................................         635             672           4,044          1,887
                                                                          ---------      ----------      ----------      ---------
INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES...........................................      17,140          16,553          49,689         49,035
                                                                          ---------      ----------      ----------      ---------

OTHER INCOME
   Service charges and fees on deposits................................       1,118           1,176           3,436          3,342
   Other income........................................................       2,264           1,605           4,956          4,209
   Increase in value in bank owned life insurance......................         488             253           1,153            438
   Investment gains (losses) (Note 2)..................................          13               3             366             (1)
                                                                          ---------      ----------      ----------      ---------
       Total other income..............................................       3,883           3,037           9,911          7,988
                                                                          ---------      ----------      ----------      ---------

OTHER EXPENSE
   Salaries and employee benefits......................................       5,504           5,465          15,584         16,104
   Occupancy expense...................................................         807             777           2,420          2,304
   Equipment expense...................................................         896             801           2,909          2,505
   Merger, integration and restructure expense.........................           0             200           4,904            200
     Other operating expense...........................................       3,147           3,160          10,165          9,251
                                                                          ---------      ----------      ----------      ---------
       Total other expense.............................................      10,354          10,403          35,982         30,364
                                                                          ---------      ----------      ----------      ---------

 INCOME BEFORE INCOME TAXES............................................      10,669           9,187          23,618         26,659

 INCOME TAXES..........................................................       2,948           2,644           6,718          7,984
                                                                          ---------      ----------      ----------      ---------

 NET INCOME............................................................     $ 7,721        $  6,543         $16,900        $18,675
                                                                          =========      ==========      ==========      =========

 BASIC EARNINGS PER COMMON SHARE.......................................   $     .44      $      .37      $      .95      $    1.06
                                                                          =========      ==========      ==========      =========

 DILUTED EARNINGS PER COMMON SHARE.....................................   $     .43      $      .37      $      .95      $    1.05
                                                                          =========      ==========      ==========      =========

See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                     For the nine months ended September 30,
                                                                     ---------------------------------------
                                                                       1998                           1997
                                                                       ----                           ----
Net income                                                          $16,900                        $18,675

Other comprehensive income, net of tax;
Unrealized gains/(losses) on securities available for sale             (338)                         2,267
  Less: reclassification for accumulated gain/losses)
         included in net income                                        (238)                             1
                                                                    -------                        -------
Comprehensive income                                                $16,324                        $20,943
                                                                    =======                        =======


                            CITIZENS BANCSHARES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
(IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)                   1998                              1997
                                                                     -----                             -----
Balances at January, as previously reported.....................  $103,277                         $  89,712
Restated to capital structure for pooling of interests (Note 8)     53,390                            49,749
                                                                  --------                          --------
Balances at January 1, as restated..............................   156,667                           139,461

Net income......................................................    16,900                            18,675

Change in ESOP obligation and release of shares.................       325                                63

Purchase of treasury stock......................................    (2,469)                             (351)

Sale of treasury stock..........................................       448                               232

Common stock issued and stock options exercised.................       178                               260

Cash dividends declared($.47 per share in 1998 and
$.38 in 1997) and cash paid for fractional shares...............    (8,383)                           (6,738)

Change in unrealized gain (loss) on securities
available for sale..............................................      (576)                            2,268
                                                                  --------                          --------

Balances at September 30,.......................................  $163,090                          $153,870
                                                                  =========                         ========


See notes to the consolidated financial statements

                            CITIZENS BANCSHARES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                         FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                                  1998              1997
                                                                                  ----             -----
(DOLLARS IN THOUSANDS)
NET CASH FLOWS FROM OPERATING ACTIVITIES...............................    $    13,179       $    29,423
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing deposits
     with financial institutions.......................................         (2,978)             (842)
   Securities available for sale:
     Proceeds from sales...............................................          4,600
       Proceeds from paydowns, maturities, calls.......................        121,484            61,397
     Purchases.........................................................       (142,796)         (130,488)
   Securities held to maturity:
     Proceeds from paydowns, maturities, calls.........................         20,260            45,584
     Purchases.........................................................           (395)          (48,281)
   Loans purchased.....................................................                          (11,989)
   Proceeds from commercial and credit card loans sold.................         16,845             2,000
   Net increase in loans...............................................        (55,597)         (100,418)
   Purchases of premises and equipment.................................         (2,864)           (3,997)
   Proceeds from premises and equipment sold...........................                              434
   Purchase of life insurance contacts.................................        (12,000)          (20,000)
   Sales of other real estate..........................................            152             1,531
                                                                           -----------       -----------
     Net cash from investing activities................................        (53,289)         (205,069)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposit accounts....................................         48,799            52,275
   Cash dividends and fractional shares paid...........................         (7,376)           (6,567)
   Net change in repurchase agreements and Federal funds purchased.....          5,056           (10,917)
   Net change in short-term FHLB advances..............................        (65,710)           38,210
   Proceeds from long-term FHLB advances...............................         71,500            60,400
   Repayment of long-term FHLB advances................................        (18,250)           (6,003)
   Redemption of minority interest in subsidiary.......................           (559)             (561)
   Proceeds from common stock issued and options exercised.............            115               260
   Treasury stock purchase.............................................         (2,469)             (351)
   Proceeds from Treasury stock sold...................................            448               232
   Purchase of branch deposits, net....................................                           31,669
                                                                           -----------       -----------
     Net cash from financing activities................................         31,554           158,647
                                                                           -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS................................         (8,556)          (16,999)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.........................         76,003            78,888
                                                                           -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.............................    $    67,447       $    61,889
                                                                           ===========       ===========

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of Citizens Bancshares, Inc., ("Bancshares") and its wholly-owned subsidiaries, The Citizens Banking Company ("Citizens"), Freedom Financial Life Insurance Company ("Insurance Company"), Freedom Express, Inc., and Century National Bank and Trust Company ("Century"). All significant inter-company transactions have been eliminated in consolidation. Bancshares' unaudited consolidated financial statements have been restated for prior periods due to the March 6, 1998 merger of UniBank, Steubenville, Ohio, ("UniBank") into Citizens and the May 12, 1998 merger of Century Financial Corporation and its subsidiary Century National Bank and Trust Company. Both transactions have been accounted for as poolings of interests. The unaudited consolidated statements give retroactive effect to the transactions and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if Bancshares, UniBank and Century had been consolidated for all periods presented.

Basis of Presentation
---------------------
These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the consolidated financial position of Bancshares at September 30, 1998 and its results of operations and cash flows for the periods presented. All such adjustments are of a normal, recurring nature. The consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary under the circumstances and should be read in conjunction with the 1997 consolidated financial statements and notes thereto of Bancshares included in its Annual Report to Shareholders for the year ended December 31, 1997.

Nature of Operations
--------------------
Bancshares is a holding company that provides banking and financial services. Its principal banking subsidiaries are Citizens, which operates primarily in the eastern Ohio counties of Columbiana, Jefferson, Mahoning, Stark, Belmont and Carroll; Hancock County, West Virginia, and Century, which operates in the southwestern Pennsylvania counties of Beaver and Butler. The banks primary services include accepting demand, savings and time deposits and granting commercial, industrial, real estate and consumer loans. Bancshares' other subsidiaries do not comprise a significant portion of its operations.

The provision for income taxes is based upon the effective tax rate expected to be applicable for the entire year.

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                                        Nine Months Ended
                                                          September 30,
                                                      ---------------------
                                                      1998             1997
                                                      ----             ----
Cash paid during the period for:
   Interest                                         $50,277           $44,664
   Income taxes                                       5,244             7,990

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Securities with an amortized cost of $6,512 were transferred from held to maturity to available for sale in March 1998. These securities were owned by UniBank prior to its merger with Citizens. With the acquisition of Century, approximately $60 million was transferred from held to maturity to available for sale. There were no significant differences between fair value and amortized cost.

Comprehensive Income
--------------------
Effective January 1, 1998, Bancshares adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The adoption of SFAS No. 130 did not have a material impact on Bancshares.

Earnings Per Share
------------------
Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per share is computed by dividing net income by the sum of such weighted average number of shares and the potentially dilutive shares that could occur through the issuance of common stock options.

The following table sets forth the number of shares used in the computation of basic and diluted earnings per share.


                                                       Three Months Ended            Nine  Months Ended
                                                           September 30                 September 30
                                                    -------------------------    ------------------------
                                                           1998          1997         1998           1997
                                                           ----          ----         ----           ----
Denominator for basic earnings per share:
   Weighted-average shares outstanding               17,711,680    17,670,598    17,703,991    17,661,655
                                                    ===========    ==========    ==========    ==========

Denominator for diluted earnings per share:
     Weighted-average shares outstanding             17,711,680    17,670,598    17,703,991    17,661,655
   Employee stock options                                98,033       131,726       106,359       102,255
                                                     ----------    ----------    ----------    ----------
   Denominator for diluted earnings per share        17,809,713    17,802,324    17,810,350    17,763,910
                                                     ==========    ==========    ==========    ==========


There are no convertible securities which would affect the calculation of basic and diluted earnings per share.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Common Stock Split
------------------
On May 11, 1998, the Board of Directors approved a two-for-one stock split distributed on June 1, 1998, to shareholders of record May 12, 1998. All references to the number of average common shares and per share amounts for previous periods have been restated to reflect the stock split.

Pending Accounting Standards
----------------------------
In 1998, the Financial Accounting Standards Board issued pronouncements dealing with disclosures about segments of an enterprise, disclosures about pensions and other postretirement benefits, accounting for derivative instruments and hedging activities, and accounting for mortgage-backed securities retained after the securitization of mortgage loans held for sale. Management does not expect any of these pronouncements to have a material impact on Bancshares' financial statements.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                                                   SEPTEMBER 30, 1998
                                                                       -------------------------------------------------------------
                                                                                            GROSS             GROSS        ESTIMATED
                                                                       AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                            COST            GAINS            LOSSES            VALUE
                                                                       ---------       ----------        ----------        ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                               $ 48,136        $    426                            $  48,562
U.S. Government agencies
    and corporations                                                     93,320             612          $    (86)            93,846
Obligations of states and
   political subdivisions                                                38,436           1,028               (16)            39,448
Corporate and other securities                                           23,879             824              (253)            24,450
Mortgage-backed securities
    GNMA, FHLMC and FNMA certificates                                   226,070           2,561              (801)           227,830
    Agency collateralized mortgage obligations                           46,171             340              (213)            46,298
    Other                                                                 4,149              18                                4,167
                                                                       ---------       ----------        ----------        ---------
      Total debt securities available for sale                          480,161           5,809            (1,369)           484,601
Marketable equity securities                                             28,702             685                               29,387
                                                                       ---------       ----------        ----------        ---------
      Total investment securities available for sale                   $508,863        $  6,494          $ (1,369)         $ 513,988
                                                                       =========       ==========        ==========        =========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized costs, unrealized gains and losses and estimated fair values are as follows:

                                                                                                   DECEMBER 31, 1997
                                                                       -------------------------------------------------------------
                                                                                            GROSS             GROSS        ESTIMATED
                                                                       AMORTIZED       UNREALIZED        UNREALIZED             FAIR
                                                                            COST            GAINS            LOSSES            VALUE
                                                                       ---------       ----------        ----------        ---------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities                                               $  19,963        $     124       $       (3)         $ 20,084
U.S. Government agencies
    and corporations                                                      82,934            1,164             (161)           83,937
Obligations of states and
   political subdivisions                                                 14,278              480              (36)           14,722
Corporate and other securities                                            27,870              328             (108)           28,090
Mortgage-backed securities                                               263,638            1,425             (596)          264,467
Marketable equity securities                                              17,610            3,397               (1)           21,006
                                                                      ----------        ---------         --------         ---------
       Total investment securities available for sale                 $  426,293        $   6,918         $   (905)        $ 432,306
                                                                      ==========        =========         ========         =========



SECURITIES HELD TO MATURITY:
U.S. Treasury securities                                               $  38,618        $     158        $      (8)        $  38,768
U.S. Government agencies and corporations                                 22,981               51              (13)           23,019
Obligations of states and political
    subdivisions                                                          22,013              428                             22,441
Mortgage-backed securities                                                 2,099              219                              2,318
Corporate and other securities                                             1,496                               (24)            1,472
                                                                      ----------        ---------         --------         ---------
      Total investment securities held to maturity                    $   87,207        $     856         $    (45)        $  88,018
                                                                      ==========        =========         ========         =========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES - CONTINUED

The amortized cost and estimated market value of debt securities at September 30, 1998 by contractual maturity are shown below. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or repay obligations at any time with or without penalty.

                                                                       AMORTIZED                 ESTIMATED
                                                                            COST                FAIR VALUE
                                                                       ---------                ----------
DEBT SECURITIES AVAILABLE FOR SALE:
   Due in one year or less                                           $    43,004               $    43,231
   Due after one year through five years                                  70,853                    70,800
   Due after five years through ten years                                 73,566                    75,328
   Due after ten years                                                    16,348                    16,947
   Mortgage-backed securities                                            276,390                   278,295
                                                                      ----------                ----------
     Total debt securities available for sale                         $  480,161                $  484,601
                                                                      ==========                ==========



Gross gains and losses were as follows:

                                                Three Months Ended                  Nine Months Ended
                                                    September 30                       September 30,
                                             -------------------------           ------------------------
                                             1998                 1997           1998                1997
                                             ----                 ----           ----                ----
Gross gains                                  $ 13                 $ 3            $ 374               $3
Gross losses                                    0                   0                8                4

No securities were sold during the three month period ending September 30, 1998 or 1997. The gains were recognized due to US Agency issues being called.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------
(Dollars in thousands, except per share data)

NOTE 3 - LOANS

The following table represents the composition of Bancshares' loan portfolio:

                                                       SEPTEMBER 30,              December 31,
                                                                1998                      1997
                                                       -------------              ------------
Commercial, financial and agricultural                 $   270,603                $   250,569
Residential real estate mortgage                           496,131                    449,828
Commercial real estate                                     219,563                    221,227
Construction                                                16,111                     15,591
Consumer                                                   156,520                    184,296
Real estate mortgage loans held for sale                    12,529                      6,335
                                                       -------------              ------------
   Total loans                                         $ 1,171,457                $ 1,127,846
                                                       =============              ============

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                          ----------------------------------
                                                              1998                      1997
                                                          --------                  --------
Balance at January 1                                       $18,276                  $ 15,629
Provision for loan losses                                    4,044                     1,887
Recoveries                                                     739                       842
Loans charged-off                                           (2,626)                   (2,052)
                                                          --------                  --------
Balance at September 30                                   $ 20,433                  $ 16,306
                                                          ========                  ========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES - CONTINUED

Nonperforming assets include nonperforming loans and other real estate owned. Nonperforming loans consists of nonaccrual loans, loans 90 days or more past due and restructured loans. Nonaccrual loans represent loans on which interest accruals have been discontinued and any previously accrued interest is reversed against current income.

Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

The following table sets forth information regarding nonperforming assets:

                                                          SEPTEMBER 30,              December 31,
                                                              1998                       1997
                                                          -------------              ------------
Nonaccrual loans                                          $     3,467                $   5,203
Loans past due 90 days or more                                  2,861                    1,446
Restructured loans                                                213                      211
                                                          -------------              ------------
   Total nonperforming loans                              $     6,541                $   6,860
                                                          =============              ============

Total nonperforming assets at September 30, 1998 totaled $6,606 compared to $7,026 at December 31, 1997.



Information regarding impaired loans is as follows:


                                                                    For the nine months ended September 30,
                                                                       1998                          1997
                                                                    -------                        ------
Average investment in impaired loans                                $ 5,443                        $ 4,786
Interest income recognized on impaired loans                            444                            342
Interest income received on impaired loans                              364                            257

                                                              SEPTEMBER 30,                   December 31,
                                                                      1998                           1997
                                                                      ----                           ----
Balance of impaired loans                                             $4,814                         $5,025
Specific allocation associated with
 impaired loans                                                          499                            545

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

Real estate mortgage loans, including construction loans and loans held for sale, totaled $512,242 of loans at September 30, 1998, and are secured primarily by 1 - 4 family residences. Commercial real estate loans comprised 18.74% of loans at September 30, 1998 and represent borrowings secured by commercial buildings and real estate primarily in the Citizens, Century and FNB market areas.

Also at September 30, 1998, 9.3% of total loans were to a group of related enterprises involved in purchasing pools of one-to-four family residential, home equity and other consumer loans. The primary repayment source for the latter is the underlying pools of consumer and mortgage debt that represent diverse loan types and geographic distribution.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Citizens and Century are parties to financial instruments which involve off-balance sheet risk. These instruments are entered into in the normal course of business to meet the financing needs of their customers. These financial instruments include commitments to make loans. There were $77,774 in variable rate commitments and $12,523 in fixed rate commitments at September 30, 1998. The fixed rate commitments have an interest rate range of 5.875% to 7.625%. There were $72,353 in variable rate commitments and $4,824 in fixed rate commitments at year end 1997. The fixed rate commitments have an interest rate range of 6.375% to 8.00%. All fixed rate mortgage real estate commitments expire after sixty days. Since many expire without being used, these amounts do not necessarily represent future cash commitments.

The exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to make loans and lines and letters of credit is represented by the contractual amount of those instruments. Citizens and Century follow the same credit policy to make such commitments as is followed for those loans recorded in the financial statements. In management's opinion, these commitments represent normal banking transactions and no material losses are expected to result therefrom. Collateral obtained upon exercise of the commitments is determined using management's credit evaluation of the borrower and may include real estate and/or business assets.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 6 - COMMITMENTS AND CONTINGENCIES - CONTINUED

Citizens and Century are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the outcome of these matters will not have a material effect on Bancshares.

Bancshares' subsidiary banks were required to have approximately $17,574 of cash on hand or on deposit with the Federal Reserve Bank to meet regulatory reserve requirements at September 30, 1998. These balances do not earn interest.

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

Federal Home Loan Bank advances at September 30, 1998 were:

                                                                 Maturity or first
                   Amount                             Rate          repricing date
                   --------                           ----          --------------
                   $119,805                           5.41%         1998
                     23,500                           6.15          1999
                      5,000                           5.59          2001
                   --------
                   $148,305
                   ========

NOTE 8 -MERGERS AND ACQUISITIONS

Effective October 2, 1998, Bancshares completed the merger with Mid Am, Inc., Bowling Green, Ohio, by exchanging 18.0 million shares of its common stock for all of the common stock of Mid Am. Each share of Mid Am was exchanged for .77 of one share of Bancshares common stock. In addition, outstanding Mid Am employee stock options were converted at the same exchange factor into options to purchase 1.3 million shares of Bancshares common stock. The resulting company was renamed Sky Financial Group, Inc., ("Sky"). The merger constituted a tax-free reorganization and has been accounted for as a pooling of interests. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements follow.

                                Nine Months Ended                Year Ended                     Year Ended
                                    September 30,              December 31,                   December 31,
(Thousands of dollars)                       1998                      1997                           1996
----------------------                       ----                      ----                           ----
Net Interest Income
   Bancshares                          $   53,733               $    68,458                     $   66,565
   Mid Am                                  67,906                    89,526                         84,914
                                       ----------               -----------                     ----------
   Combined                            $  121,639               $   157,984                     $  151,479
                                       ==========               ===========                     ==========

Net Income
   Bancshares                          $   16,900               $    22,420                     $   21,730
   Mid Am                                  23,053                    30,881                         25,992
                                       ----------               -----------                     ----------
   Combined                            $   39,953               $    53,301                     $   47,722
                                       ==========               ===========                     ==========

                            CITIZENS BANCSHARES, INC.
                            -------------------------
           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           ----------------------------------------------------------

(Dollars in thousands, except per share data)

NOTE 8 -MERGERS AND ACQUISITIONS-CONTINUED

In connection with the merger and the anticipated merger of Sky and The Ohio Bank (discussed below), Sky expects to record a fourth quarter pretax charge to operating expense estimated to be between $35 and $45 million for direct and other merger-related costs pertaining to these merger transactions, the subsequent expected reorganization of the banking affiliates from 8 to 3 banking entities, duplicate facilities, certain restructuring programs and to conform accounting practices of the merged companies.

On July 22, 1998, Bancshares and The Ohio Bank ("Ohio Bank") Findlay, Ohio, announced a Definitive Agreement to merge. Under the terms of the agreement, Ohio Bank shareholders will receive 63.25 shares of Bancshares common stock for each Ohio Bank share owned as a tax-free exchange, to be accounted for as a pooling of interest. Approximately 5 million shares will be issued in this transaction.

Effective May 12, 1998, Century Financial Corporation and its wholly owned subsidiary, Century National Bank and Trust Company affiliated with Bancshares by merging into Bancshares with Century National Bank and Trust Company operating as a subsidiary of Bancshares. The transaction was affected through the exchange of .7926 common shares of Bancshares (after giving affect to the two-for-one stock split) for each of Century Financial Corporation's 5,121,914 outstanding common shares with cash paid in lieu of fractional shares. Century Financial Corporation had consolidated assets of $453 million and operated 13 offices in Beaver County and one office in Butler County through Century.

Effective March 6, 1998, UniBank affiliated with Bancshares by merging into Citizens. The transaction was affected through the exchange of 26.50 common shares of Bancshares for each of UniBank's 75,000 outstanding shares (total of 1,889,998 after giving effect to the two-for-one stock split) with cash paid in lieu of fractional shares. UniBank had assets of $217 million with ten offices in Jefferson County which are now operating as branches of Citizens.

The following is a summary of separate results of operations for Bancshares, UniBank and Century Financial Corporation for the three months and nine months ended September 30, 1997.

                           Three Months Ended                                      Nine Months Ended
                           September 30, 1997                                      September 30, 1997
                           ------------------                                      ------------------
               Net interest income         Net income                  Net interest income           Net income
               -------------------         ----------                  -------------------           ----------
Bancshares      $    10,582                $   4,441                     $  31,738                    $ 12,883
UniBank               1,272                      596                         6,200                       1,731
Century               4,371                    1,506                        12,984                       4,061

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS.
--------------

(Dollars in thousands, except per share data)

The purpose of this discussion is to focus on information concerning the consolidated financial condition of Bancshares at September 30, 1998, compared to December 31, 1997, and the results of operations for the quarter ended September 30, 1998, as compared to the same period in 1997, which is not otherwise apparent from the financial statements. This discussion should be read in conjunction with the interim consolidated financial statements and the footnotes thereto included elsewhere in this Form 10-Q. Forward-looking statements contained in this discussion involve risks and uncertainties and are subject to change based on various important factors. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While Bancshares believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other experiences expressed by Bancshares in its forward-looking statements.

RESULTS OF OPERATIONS

Net income for the nine months ended September 30, 1998 decreased $1,775 or 9.5% as compared to the comparable period in 1997. The decrease results from a $2,157 increase to the provision for loan loss resulting from the addition of $2,000 at Century to raise its allowance to the level held at Bancshares at December 31, 1997. Additionally, a $4,904 charge to merger, integration and restructure expense (primarily related to the Century and UniBank acquisitions) covered the one-time costs of severance, early retirement, investment banking, duplicate facilities and consolidation of the data processing, bookkeeping and branch facilities acquired in the UniBank, Century transactions. The earnings per common share for the nine months of 1998 were $.95 representing a decrease of 9.5% from the $1.05 earned per share in the comparable period in 1997.

Net income, was $7,721 for the third quarter of 1998 and increased 18.0% from the $6,543 earned in the comparable period in 1997. Basic earnings per share for the third quarter of 1998 were $.44, with diluted earnings per share being $.43, representing an increase of 18.9% and 16.2% respectively, over the $.37 basic and diluted earnings per share for the comparable period in 1997.

The provision for loan losses of $635 for the quarter ended September 30, 1998 decreased $37 from the comparable period in 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
OF OPERATIONS - (CONTINUED)
---------------------------

(Dollars in thousands, except per share data)


RESULTS OF OPERATIONS - CONTINUED

Total other income of $3,883 for the third quarter of 1998 increased $846 or 27.9% from the comparable period in 1997. This increase was primarily the result of income earned on the bank owned life insurance ("BOLI"). The cash surrender value of the life insurance increased $488 for the third quarter of 1998. Citizens implemented the single premium BOLI to offset the cost of employee benefits. The rise in other income also was affected by the sale of loans of $300 for the three months ended September 30, 1998 and $237 for the three months ended September 30, 1997. The gain on the sale of the Master Card / Visa loan portfolio also contributed to the rise in other income by approximately $424.

Total other expense of $10,354 for the third quarter of 1998 decreased $49 or
 .5% from the comparable period in 1997. This decrease was primarily because no merger, integration and restructure expense was incurred in the third quarter of 1998 as compared to the same period in 1997, which included $200 in merger, integration and restructure expense.

Excluding the nonrecurring after tax expense and income items discussed above, return on average shareholders' equity was 14.22% and return on average assets was 1.25%. In addition, excluding the nonrecurring after tax expense and income, Bancshares' efficiency ratio, a measure of operating efficiency, was 47.95% for the nine months ended 1998, as compared to 49.88% for the nine months ended 1997.


NET INTEREST INCOME
                                                         For the nine months ended September 30,
                                                            1998                               1997
                                                            ----                               ----
         Net interest income                             $53,733                            $50,922
         Taxable equivalent adjustment                     2,083                              1,932
                                                         -------                            -------
           Net interest income taxable equivalent        $55,816                            $52,854
                                                         =======                            =======

         Net interest margin                                4.24%                              4.36%
         Taxable equivalent adjustment                       .16                                .17
                                                            ----                               ----
            Net interest margin taxable equivalent          4.40%                              4.53%
                                                            ====                               ====

Net interest income taxable equivalent of $55,816 for the nine months ended September 30, 1998, increased $2,962 from the comparable period in 1997.

The net interest margin, fully taxable equivalent of 4.40% for the first nine months of 1998, decreased from 4.53% for the comparable period in 1997. The yield on average earning assets was 8.21% for the first nine months of 1998 compared to 8.32% for the comparable period in 1997. The cost of interest bearing liabilities was 4.50% for the first nine months of 1998 compared to 4.53% for the comparable period in 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CHANGES IN FINANCIAL CONDITION

Total assets of $1,840,306 at September 30, 1998 increased $49,283 or 2.75% compared to year-end 1997. Total deposits at September 30, 1998 of $1,429,112 increased $48,799 from December 31, 1997. These lower cost sources of funds were used to purchase investment and mortgage-backed securities available for sale and to fund loan growth. Net loans totaled $1,151,024 at September 30, 1998, representing an increase of $41,454 or 3.7% since year-end 1997. The increase in the loan portfolio during the first nine months of 1998 occurred mostly in 1-4 family residential mortgages.

Investment securities available for sale of $513,988 at September 30, 1998 increased $81,682 or 19.0% when compared to December 31, 1997. This increase partially results with Bancshares transferring securities held to maturity with an amortized cost of $6,512 to available for sale on March 6, 1998. These securities were owned by UniBank prior to its merger with Citizens (Note 8) with no significant difference between fair value and amortized cost. They were transferred to conform the combined entity with Bancshares existing interest rate position. Additionally, Bancshares reclassed its remaining held to maturity portfolio with the merger of Century. Approximately $60 million was transferred with no significant difference between fair value and amortized cost.

Bancshares allowance for loan losses was $20,433 at September 30, 1998 compared to $18,276 at December 31, 1997. This represents a $2,157 or 11.8% increase over the December 31, 1997 balance. Contributing to this increase was a $4,044 loan loss provision charged to operations during the first nine months of 1998, of which $2,000 additional provision for loan losses were related to the Century acquisition to conform Century's loan loss allowance with Bancshares' level.

NONPERFORMING ASSETS

Nonperforming loans as a percentage of total loans were .56% at September 30, 1998, as compared to .61% at December 31, 1997. The allowance for loan losses as a percentage of total loans at September 30, 1998 was 1.74% compared to 1.62% at December 31, 1997. Nonperforming loans as a percentage of the allowance for loan losses decreased to 32.0% at September 30, 1998, from 37.5% at December 31, 1997.

Other real estate totaled $65 at September 30, 1998 and $166 at December 31, 1997, respectively.

Bancshares continues to analyze the adequacy of its allowance for loan losses as a percentage of total loans on a quarterly basis. Annualized net charge-offs constituted .22% of average loans for the nine months ended September 30, 1998, as compared to .15% for the year ended December 31, 1997.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

LIQUIDITY

Bancshares' liquidity position remained strong during the third quarter of 1998. Core deposits, representing Bancshares' largest most stable and generally least costly source of funds, totaled $1,275,963 and were 110.9% of total net loans at September 30, 1998. The core deposit levels at September 30, 1998 approximated the levels at year-end 1997.

Cash and cash equivalents, interest-bearing time deposits and securities available for sale are Bancshares' most liquid assets. At September 30, 1998, these assets totaled $589,074, an increase of $76,104 or 14.8% from December 31, 1997.

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
--------------------------------------------------------------------------
OPERATIONS (CONTINUED).
-----------------------

(Dollars in thousands, except per share data)

CAPITAL RESOURCES

Shareholders' equity totaled $163,090 at September 30, 1998, compared to $156,667 at December 31, 1997. The ratio of shareholders' equity to assets was 8.86% at September 30, 1998 and 8.75% at December 31, 1997.

                                                            SEPTEMBER 30, 1998                         December 31, 1997
                                                        --------------------------                 ------------------------
                                                        AMOUNT             PERCENT                 Amount           Percent
                                                        ------             -------                 ------           -------
Tier 1 risk-based capital
         Actual                                         $151,693           12.86%                  $145,706         12.90%
         Required                                         47,173            4.00                     45,821          4.00
Total risk-based capital
         Actual                                         $166,573           14.12%                  $159,687         14.10%
         Required                                         94,347            8.00                     91,641          8.00



The following table summarizes Bancshares' consolidated leverage capital ratio and required amounts at September 30, 1998 and December 31, 1997.

                                                         SEPTEMBER 30, 1998                     December 31, 1997
                                                      -------------------------              -----------------------
Leverage Ratio                                        AMOUNT            PERCENT              Amount          Percent
                                                      ------            -------              ------          -------
Actual                                                $151,693          8.41%                $145,706        8.60%
Minimum required                                        54,110          3.00                   50,934        3.00
Maximum required                                        90,183          5.00                   84,890        5.00


The unrealized gain on securities available for sale, net of tax effect, was $3,343 at September 30, 1998, compared to an unrealized gain of $3,919 at December 31, 1997. The decrease of $576 was primarily attributable to the changing interest rate environment.

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

Bancshares' state of readiness at present is as follows: 90 systems have been identified, and the status of all 90 systems has been determined. There are no vendors stating their software will not be Year 2000 compliant. Costs to address Bancshares' Year 2000 issue has been estimated at $995 with two full time employees working through the year 1999. Costs are expected to be as follows:
$450 capitalized as hardware and software and $545 expensed through salaries, benefits, brochures and maintenance.

The company has addressed contingency plans for 100% of the Mission Critical Systems which represent the core processing systems of the bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Asset and Liability Management

Bancshares' 1997 annual report Form 10-K and supplemental financial statements provide information about the Company's management of interest rate risk and, to a lesser extent, liquidity risk. Bancshares does not maintain a trading account for any class of financial instrument and is not affected by foreign currency exchange risk or commodity price risk. Of the $29 million in equities held by Bancshares and subsidiaries, $12 million represent FHLB stock and Federal Reserve Bank Stock.

Due to the pooling of interests of UniBank, Steubenville, Oh., and Century Financial Corporation, Rochester, Pa., the market value of portfolio equity has changed, but the projected volatility of +/- 200 bp change in interest rates still falls well within the Board of Directors guidelines of +/- 30%.

                     Projected change in net portfolio value
                     ---------------------------------------
            Change in rates $Amount        $Change    %Change
            --------------- -------        -------    -------
                  +200bp    $ 151,302      $ (7,652)    (5)%
                  Base        158,954
                  -200bp      140,079       (18,875)   (13)

                            CITIZENS BANCSHARES, INC
                            ------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------

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

ITEM 5.  OTHER INFORMATION.
---------------------------

         Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
-------------------------------------------

         (a) The following Exhibits are included in this Form 10-Q or are incorporated by reference as noted in the following index:

         (b) Reports on Form 8-K.

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                     PART II - OTHER INFORMATION - CONTINUED
                     ---------------------------------------


                           PART II - OTHER INFORMATION
                           ---------------------------
                                  EXHIBIT INDEX
                                  -------------


EXHIBIT 2 Agreement and Plan of Merger dated July 22, 1998, by and among Citizens Bancshares, Inc., The Ohio Bank and an interim bank to be formed by Bancshares (incorporated by reference to Appendix A of the Joint Proxy Statement / Prospectus in Form S-4 Registration Statement No. 333-63533).

EXHIBIT 3         Articles of Incorporation, By laws

         (1) Registrant's Fifth Amended Articles of Incorporation, (incorporated by reference in Exhibit 3.1 to the Form S-4 Registration Statement No. 333-60741 of Citizens Bancshares,
                  Inc).

         (2) Registrant's Code of Regulations, as amended on May 11, 1998.(incorporated by reference in Exhibit 3 (2) of Form S-4 Registration Statement No. 0-18209 of Citizens Bancshares, Inc.).

EXHIBIT 4 Shareholder Rights Agreement dated as of July 21, 1998 between Bancshares and The Citizens Banking Company as Rights Agent. (incorporated by reference to Exhibit 4 Of Form S-4 Registration Statement No. 333-60741).

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

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
                            EXHIBIT INDEX- CONTINUED
                            ------------------------


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

         (9) The Amended and Restated Agreement and Plan of Merger by and between Citizens Bancshares, Inc. and Mid Am, Inc. (incorporated by reference in Exhibit 2 to the Form S-4 Registration Statement No.333-60741 of Citizens Bancshares, Inc.).

         (10) Stock Option Agreement by and between Citizens Bancshares, Inc. and Mid Am, Inc. (incorporated by reference in Exhibit 2 to the Schedule 13D of Citizens Bancshares, Inc., filed with the Commission on May 29, 1998).

         (11) Stock Option Agreement by and between Mid Am, Inc. and Citizens Bancshares, Inc. (incorporated by reference in
                  Exhibit 3 to the Schedule 13D of Citizens Bancshares, Inc., filed with the Commission on May 29, 1998).

         (12) Employment Agreement by and among Citizens Bancshares, Inc., The Citizens Banking Company, Century National Bank and Trust Company and Joseph N. Tosh II. (incorporated by reference in
                  Exhibit 10 (18) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1998.)

         (13) Citizens Bancshares, Inc. 1998 Stock Option Plan for Nonemployee Directors. (incorporated by reference in Exhibit 10 (19) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1998.)

         (14) Citizens Bancshares, Inc. Directors' Stock Retainer Plan. (incorporated by reference in Exhibit 10 (20) to the Form 10-Q of Citizens Bancshares, Inc. for the quarter ended June 30, 1998.)

                            CITIZENS BANCSHARES, INC.
                            -------------------------
                           PART II - OTHER INFORMATION
                           ---------------------------
                            EXHIBIT INDEX- CONTINUED
                            ------------------------


EXHIBIT 11 Statement regarding Computation of Per Share Earnings (included in Note 1 to the Consolidated Financial Statements).

EXHIBIT 27        Financial Data Schedules


                            CITIZENS BANCSHARES, INC.
                            -------------------------
                               REPORTS ON FORM 8-K
                               -------------------

         ITEM 6(B)

     (b) Citizens Bancshares, Inc. filed reports on Form 8-K during the quarter ended September 30, 1998 as follows:

     (1) Form 8-K dated July 24, 1998 (Item 5) regarding proposed merger transaction transaction with The Ohio Bank.

     (2) Form 8-K dated July 29, 1998 (Item 5) announcing second quarter earnings.

     (3) Form 8-K dated September 23, 1998 including:

                  (I) Pro Forma Condensed Consolidated Balance Sheet as of June 30, 1998.

                  (ii) Pro Forma Condensed Statement of Income for the Six Months Ended June 30, 1998.

                  (iii) Pro Forma Condensed Statements of Income for the Years
                        Ended December 31, 1997, 1996 and 1995.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Sky Financial Group, Inc.

Date: November 13, 1998                /s/ David Francisco
      -----------------                --------------------
                                       David Francisco
                                       Chairman & Chief Executive Officer


Date: November 13, 1998                /s/ Marty E. Adams
      -----------------                --------------------
                                       Marty E. Adams
                                       President & Chief Operating Officer