Form 10-K405
period 1998-12-31
SKY FINANCIAL GROUP INC
filed 1999-03-16
CIK 855876

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

                        Commission File No. 1-14473

                         Sky Financial Group, Inc.
          (Exact Name of Registrant as Specified in its Charter)

         Ohio                                  34-1372535
(State of Other Jurisdiction of              (IRS Employer
 Incorporation or Organization)           Identification Number)

221 South Church Street, Bowling Green, Ohio            43402
(Address of Principal Executive Office)               (Zip Code)

                               (419) 327-6300
                      (Registrant's Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act: None Securities registered pursuant to Section 12 (g) of the Act:

                      Common Stock, without par value
                              (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ X ]

Based on the closing sales price of February 28, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,040,043,000.

The number of shares outstanding of the Registrant's common stock, without par value was 44,991,153 at February 28, 1999.

DOCUMENTS INCORPORATED BY REFERENCE*                 WHERE INCORPORATED
Annual Report Supplement to Shareholders
  for year ended December 31, 1998                    Parts I, II and IV
Definitive Proxy Statement for the Annual
  Meeting of Shareholders to be held April 21,
  1999, and filed with the Securities and Exchange
  Commission on March 10, 1999                        Part  III

*As stated under various items of this report, only specified portions of such documents are incorporated by reference herein.

                                INDEX


                                                               10-K
                                                               Page
PART I
Item 1.  Business ........................................       3

Item 2.  Properties ......................................       8

Item 3.  Legal Proceedings ...............................       8

Item 4.  Submission of Matters to a Vote of Security
         Holders .........................................       8

PART II
Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters .............................       9

Item 6.  Selected Financial Data .........................       9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations .............       9

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk .....................................       9

Item 8.  Financial Statements and Supplementary Data .....       9

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .............       9

PART III
Item 10. Directors and Executive Officers of Registrant ..      10

Item 11. Executive Compensation ..........................      11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ..................................      11

Item 13. Certain Relationships and Related Transactions ..      11

PART IV
Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ............................      12

Signatures ...............................................      14

Exhibit Index ............................................      16

PART I


Item 1.  INFORMATION ABOUT SKY FINANCIAL GROUP, INC.

Sky Financial Group, Inc. (the Company), a financial services holding company, has five bank subsidiaries with a total of 156 banking centers located in Ohio, southern Michigan, western Pennsylvania and West Virginia. The Company also owns nine financial services subsidiaries which engage in lines of business which are closely related to banking. Based on total assets as of December 31, 1998, the Company was the 7th largest bank holding company based in Ohio. Through its banking subsidiaries, the Company offers a wide range of lending, depository, trust, and related financial services to individual and business customers. Through its financial services subsidiaries, the Company offers specialty lending, investment, trust, collection and related financial services to individual and business customers.


The Holding Company

Sky Financial Group, Inc., a registered bank holding company, is the resulting company from the October 2, 1998 merger of equals between Citizens Bancshares, Inc. (Bancshares) and Mid Am, Inc. (Mid Am). In conjunction with the merger, Bancshares changed its name to Sky Financial Group, Inc. The Company's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from the Company in selected critical areas. This local market orientation is reflected in the bank subsidiaries' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The bank subsidiaries concentrate on customer service and business development, while relying upon the support of the Company in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

The Company's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Similarly, the Company's customer base is diverse, and the Company and its subsidiaries are not dependent upon any single industry or upon any single customer.

Sky Financial Group, Inc.'s strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, internal growth and through acquisitions of financial institutions, branches and financial service businesses. The Company seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

There is significant competition in the financial services industry in the Company's market area among commercial banks. As a result of the deregulation of the financial services industry, the Company also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of the Company's competitors, including certain regional bank holding companies which have made acquisitions in the Company's market area, have substantially greater resources than those of the Company, and as such, may have higher lending limits and may offer other services not available through the bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

The Company's executive offices are located at 221 South Church Street, Bowling Green, Ohio, and its telephone number is (419)327-6300.


The Bank Subsidiaries

Mid American National Bank and Trust Company (Mid Am Bank), headquartered in Toledo, Ohio, was formed in 1952. With total assets of $1.025 billion at December 31, 1998, it operates 36 banking centers in northwest Ohio.

First National Bank Northwest Ohio (First National), headquartered in Bryan, Ohio, was founded in 1933 and joined the Company in 1988. First National had total assets of $542 million at December 31, 1998, and operates through 18 banking centers in the northwest corner of Ohio.

Adrian State Bank (Adrian) is the Company's Adrian, Michigan headquartered state-chartered bank, which was acquired by the Company in 1995. Adrian had total assets of $171 million at December 31, 1998, and operates 6 banking centers in southeastern Michigan.

The Citizens Banking Company (Citizens), headquartered in Salineville, Ohio and owned by the Company since 1982, was organized and chartered in 1902. Citizens had total assets of $1.809 billion at December 31, 1998, and operates 62 banking centers in eastern Ohio, western Pennsylvania and West Virginia.

The Ohio Bank (Ohio Bank), headquartered in Findlay, Ohio, was organized in 1897. At December 31, 1998, Ohio Bank had total assets of $1.223 billion and 34 banking centers in central western Ohio.

On January 24, 1999, First National and Adrian merged into Mid Am Bank which converted to an Ohio chartered bank and changed its name to Mid Am Bank.


The Financial Services Subsidiaries

Sky Asset Management Services, Inc. (SAMSI) is the Company's Florida-based professional recovery services firm, formed in 1996 as a result of the merger of two of the Company's collection affiliates. SAMSI serves various governmental agencies, retail, insurance and commercial clients primarily in the Southeastern United States.

Sky Investments, Inc. (SII), Bryan, Ohio is the Company's broker/dealer affiliate, which provides its customers investment services throughout the United States through its 175 registered representatives. SII also provides non-depository investment products to the customers of the Bank Subsidiaries.

Mid Am Credit Corp. (MACC) is the Company's specialized medical financing and leasing unit based in Columbus, Ohio. Beginning with its formation in 1996, MACC has offered medical equipment and practice acquisition financing to medical professionals throughout the United States. MACC intends to sell substantially all of its financing originations to funding sources in the secondary market.

Mid Am Financial Services, Inc. (MAFSI) and its subsidiary Simplicity Mortgage Consultants, Inc. (Simplicity) is the Company's consumer finance company headquartered in Carmel, Indiana. MAFSI, formed by the Company in connection with the Company's 1996 acquisition of Simplicity, engages in non-conforming residential mortgage lending for customers with difficult financing needs, and sells substantially all of its originations in the secondary market.

Mid Am Private Trust, N.A. (MAPT), Cleveland, Ohio, was formed in 1997 as the Company's specialty trust bank subsidiary. MAPT was created to provide families with substantial financial resources and individual and corporate trustees a unique approach to fiduciary services through "insourcing" investment managers and estate planners. MAPT expects to conduct business on a nationwide basis.

Sky Technology Resources, Inc. (Sky Tech) is the Company's data processing and operations affiliate which, through its Bowling Green, Ohio-based facility, provides comprehensive back-room services and support to all of the Company's affiliates.

Freedom Financial Life Insurance Company (Freedom), owned by the Company since 1985, was organized and chartered under the laws of the State of Arizona. Freedom is a reinsurance company providing credit life and accident and health insurance coverage to loan customers of the banks.

Freedom Express, Inc. (Express), owned by the Company since 1994, was chartered in Ohio in 1984. Express is a courier company formed to transport papers and documents between and among the states of Ohio, Pennsylvania and West Virginia.


Supervision and Regulation

The Company is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act), which requires a bank holding company to register under the Act and to be subject to the regulations of the Board of Governors of the Federal Reserve System (FRB). Pursuant to Federal Reserve policy, the Company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks. As a bank holding company, the Company is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of more than five percent (5%) of the voting stock or substantially all the assets of any bank within the United States.

The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent (5%) of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has, by regulation, determined that certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in bank eligible securities, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management, are not related to credit transactions and are not permissible. Each of the non-banking activities conducted by the Company through its financial services affiliates are activities which have been deemed by the Board of Governors to be closely related to banking within the meaning of the Act.

The Act and the regulations of the Board of Governors prohibit banks from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services. The Act also imposes certain restrictions upon dealing by affiliated banks with the holding company and among themselves including restrictions on interbank borrowing and upon dealings in respect to the securities or obligations of the holding company or other affiliates.

The Company is a legal entity separate and distinct from its banking and other subsidiaries. Most of the Company's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by the Company to its shareholders.

With the completion of the bank consolidations in January, 1999, the Company's three remaining bank subsidiaries, Mid Am Bank, Citizens and Ohio Bank are all Ohio chartered banks and subject to supervision and regular examination by the Ohio Divisions of Financial Institutions (DFI), and as members of the Federal Reserve System, are subject to the applicable provisions of the Federal Reserve Act. The Company's financial service subsidiaries are subject to various state and federal regulatory bodies and licensing agencies. SII is subject to regulations of the Federal Reserve Board, the Securities and Exchange Commission and supervision by the National Association of Securities Dealers as well as various state securities and insurance regulatory agencies. SAMSI, MAFSI and MACC are subject to various state licensing requirements and are subject to the regulations of the Federal Reserve Board. The Company, as a bank holding company, is subject to supervision and regular examination by the Federal Reserve System. The deposits of all banking subsidiaries of the Company are insured by the Federal Deposit Insurance Corporation, to the extent provided by law, and as such are subject to the provisions of the Federal Deposit Insurance Act.

Each Ohio chartered banking association is required by law to obtain the prior approval of the DFI for the declaration and payment of dividends if the total of all dividends declared by the board of directors of such bank in any year will exceed the total of (i) such bank's net profits (as defined and interpreted by regulation) for that year plus (ii) the retained net profits (as defined and interpreted by regulation) for the preceding two years.

The payment of dividends by the Company and the Company's subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain capital at or above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FRB and the DFI have each indicated that paying dividends that deplete a bank's capital base to an inadequate level should be an unsafe and unsound banking practice. The FRB, the DFI and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

In addition, the information contained in Note 19 "Regulatory Matters" on pages S-51 through S-53 of the Company's 1998 Annual Report Supplement is incorporated by reference in response to this item.


Employees

As of December 31, 1998, the Company and its subsidiaries had approximately 2,271 full-time equivalent employees. The Company considers its and its subsidiaries' employee relations to be good. None of the employees are covered by a collective bargaining agreement.


Certain Statistical Information Regarding the Company

Certain financial and statistical information relative to the Company as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," and related discussion is incorporated by specific references to portions of the Company's 1998 Annual Report Supplement as indicated below.

                                                Page in 1998 Annual
                                                 Report Supplement*

    Net Interest Income; Average Balance Sheets
      and Related Yields and Rates; Volume and
      Rate Variance Analysis ........................    S-8-10
    Securities ......................................   S-17-18
    Loan Portfolio; Risk Elements in Loan Portfolio..   S-13-15
    Summary of Credit Loss Experience ...............   S-16-17
    Deposits ........................................      S-18
    Financial Ratios ................................       S-6

* Incorporated by reference from the indicated pages of the Company's 1998 Annual Report Supplement.

Item 2.  PROPERTIES

The Company's executive offices are located in Bowling Green, Ohio. The bank subsidiaries operate 156 banking centers, the majority of which are owned, with the remaining banking centers under lease agreements, including 13 leased from Bancsites, Inc. (Bancsites) under long-term lease agreements. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders. Certain senior management officials of Bancsites also serve as senior management officials of Mid Am Bank. Also, the information contained in Note 5 "Bank Premises and Equipment" on page S-40 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.


Item 3.  LEGAL PROCEEDINGS

The information contained in Note 16 "Contingencies" on page S-50 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 1998, at a Special Meeting of Shareholders of the Company, shareholders took the following actions:

   1. Approved and adopted the Amended and Restated Agreement and Plan of Merger, dated as of August 5, 1998, between Bancshares and Mid Am, pursuant to which Bancshares and Mid Am would be combined in a merger of equals transaction: 13,924,707 votes cast for, 569,584 votes cast against, 289,736 votes withheld.

   2. Amended the Bancshares Articles of Incorporation to repeal the control share acquisition provision set forth in Article Sixth thereof:
       13,562,784 votes cast for, 755,152 votes cast against, 466,091 votes withheld.

   3. Approved and adopted the Amended and Restated 1998 Non-Statutory Stock Option Plan for Non-Employee Directors: 12,479,795 votes cast for, 1,890,499 votes cast against, 413,733 votes withheld.

   4.  Approved and adopted the 1998 Stock Option Plan for Employees:
       13,376,499 votes cast for, 988,102 votes cast against, 419,426 votes withheld.

PART II


Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

The information contained under the caption "SHAREHOLDER INFORMATION" on page S-3 and the information contained in Note 19 "Regulatory Matters" on pages S-51 through S-53 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item. The Company's common stock is traded on the NASDAQ National Market System under the symbol "SKYF." At February 28, 1999, there were approximately 17,993 holders of record of the Company's common stock.


Item 6.  SELECTED FINANCIAL DATA

The information contained under the caption "SKY FINANCIAL GROUP, INC. SUMMARY OF FINANCIAL DATA" on page S-6 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.


Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS AND STATISTICAL INFORMATION" on pages S-7 through S-24 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.


Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption " MANAGEMENT'S DISCUSSION AND ANALYSIS AND STATISTICAL INFORMATION" on pages S-22 and S-23 of the
Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the caption "SKY FINANCIAL GROUP, INC. SELECTED QUARTERLY DATA" on page S-5 and the audited financial statements contained on pages S-25 through S-56 of the Company's 1998 Annual Report Supplement is incorporated herein by reference in response to this item.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, the Company's 1998 Annual Report Supplement to Shareholders is not to be deemed filed as part of this report.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
           AND FINANCIAL DISCLOSURE

Not applicable.

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 4 and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" on page 17 of the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of the Company. Each executive officer of the Company is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.


                           Position With Company or          Officer
Executive Officer    Age   Subsidiary and Experience          Since*


David R. Francisco    52   Chairman and Chief Executive        1970
                           Officer of the Company;
                           formerly President and Chief
                           Operating Officer of Mid Am

Marty E. Adams        46   President and Chief Operating       1977
                           Officer of the Company;
                           formerly Vice Chairman of the
                           Board, President and Chief
                           Executive Officer of Bancshares
                           and Citizens

Frank J. Koch         45   Executive Vice President and        1988
                           Senior Credit Officer of the
                           Company; formerly Executive
                           Vice President of Bancshares

W. Granger Souder     38   Executive Vice President and        1989
                           General Counsel of the Company;
                           formerly Executive Vice President
                           and General Counsel of Mid Am;
                           formerly employed as a securities
                           attorney in private practice

Kevin T. Thompson     45   Executive Vice President and        1998
                           Chief Financial Officer of the
                           Company; formerly Senior Vice
                           President/Controller of First
                           of America Bank Corporation

James F. Burwell      48   Chief Operating Officer of Ohio     1980
                           Bank; formerly President and
                           Chief Executive Officer of First
                           National; formerly President and
                           Chief Operating Officer of First
                           National

Jack W. Donaldson     58   President and Chief Executive       1981
                           Officer of Ohio Bank; formerly
                           Executive Vice President and Chief
                           Operating Officer of Ohio Bank

Richard L. Hardgrove  60   President and Chief Executive       1998
                           Officer of Citizens; formerly
                           Deputy Superintendent of the
                           Ohio Division of Financial
                           Institutions; formerly  Chief
                           Operating Officer of First
                           Bancorporation

Patrick A. Kennedy    52   President and Chief Executive       1981
                           Officer of Mid Am Bank; formerly
                           Executive Vice President/Lending
                           of Mid Am Bank; formerly Senior
                           Vice President/Lending of
                           First National



* Includes period in which executive officer was an officer of a subsidiary or acquired company.


Item 11.  EXECUTIVE COMPENSATION

The information contained under the captions "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" and "EXECUTIVE COMPENSATION" on pages 8 through 17 of the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999, is incorporated herein by reference in response to this item.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 4, "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 through 8 and "EXECUTIVE COMPENSATION" on pages 12 through 17 of the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999, is incorporated herein by reference in response to this item.

The Company has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of the Company.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "CERTAIN TRANSACTIONS" on page
17 of the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999, is incorporated herein by reference in response to this item.

PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
            REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                Page in 1998 Annual
                                                 Report Supplement*
(1) Financial Statements:
    Report of Independent Auditors ..................     S-25
    Consolidated Balance Sheets at
      December 31, 1998 and 1997 ....................     S-26
    Consolidated Statements of Income for
      the three years ended December 31, 1998 .......     S-27
    Consolidated Statements of Changes in
      Shareholders' Equity for the three years
      ended December 31, 1998 .......................     S-28
    Consolidated Statements of Comprehensive Income
      for the three years ended December 31, 1998 ...     S-29
    Consolidated Statements of Cash Flows for
      the three years ended December 31, 1998 .......     S-30
    Notes to Consolidated Financial Statements ......   S-31-56

* Incorporated by reference from the indicated pages of the 1998 Annual Report Supplement. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit
Number             Exhibit

2.1 Agreement and Plan of Merger dated as of December 14, 1998 by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
2.2 Agreement and Plan of Merger dated as of December 16, 1998 by and between Sky Financial Group, Inc, and Wood Bancorp, Inc.
3.1    Company's Fifth Amended Articles of Incorporation
3.2    Amendment to the Fifth Amended Articles of Incorporation of the Company
3.3    Company's Code of Regulations, as amended
3.4    Amendment to the Code of Regulations of the Company
4.1 Shareholder Rights Agreement dated as of July 21, 1998, between the Company and The Citizens Banking Company, as Rights Agent
10.1 The Company's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
10.2   The Company's 1998 Stock Option Plan for Employees
10.3   Sky Financial Group, Inc. Non-Qualified Retirement Plan
10.4 Stock Option Agreement effective as of December 15, 1998, by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
10.5 Stock Option Agreement dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
10.6 Form of Indemnification Agreement between the Company and individual directors, certain officers and representatives.

10.7   Employment Agreement between the Company and David R. Francisco
10.8   Employment Agreement between the Company and Marty E. Adams
10.9 Letter agreement between the Company and Jack W. Donaldson dated December 22, 1998.
10.10 Employment Agreement by and among the Company, The Citizens Banking Company, Century National Bank and Trust Company and Joseph N. Tosh, II
10.11 Agreement by and among the Company, The Citizens Banking Company and Frank J. Koch.
10.12 Form of Change in Control Agreement between the Company and certain officers of the Company.
11.1   Statement Re: Computation of Per Share Earnings
13     The Company's 1998 Annual Report Supplement
18.0   Change in Accounting Principle
20.1 The Company's Proxy Statement dated March 19, 1999 for its 1999 Annual Meeting
21.1   Subsidiaries of the Company
23.1   Consent of Independent Auditors
24.1   Power of Attorney
27.1   Financial Data Schedule (1998)
27.2   Financial Data Schedule (1997)
27.3   Financial Data Schedule (1996)

(b) Reports on Form 8-K
On October 15, 1998, the Company filed a current report on Form 8-K regarding the October 2, 1998 consummation of the merger of Mid Am, Inc. into Citizens Bancshares, Inc., the change of Bancshares' name to Sky Financial Group, Inc. and the reporting of financial statements and related information giving effect to the merger.

On October 16, 1998, the Company filed a current report on Form 8-K regarding the October 2, 1998 consummation of the merger of Mid Am, Inc. into Citizens Bancshares, Inc., and the reauthorization by the Board of Directors of the Company's common stock repurchase plan.

On December 14, 1998, the Company filed a current report on Form 8-K regarding the announcement of the Company and First Western Bancorp, Inc. signing a definitive agreement to merge.

On December 21, 1998, the Company filed a current report on Form 8-K regarding the December 4, 1998 completion of its affiliation of The Ohio Bank.

On December 28, 1998, the Company filed a current report on Form 8-K regarding the December 17, 1998 announcement of the Company and Wood Bancorp, Inc. signing a definitive agreement to merge.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SKY FINANCIAL GROUP, INC.

                          BY:  /s/ Kevin T. Thompson

                          Kevin T. Thompson
                          Executive Vice President and
                             Chief Financial Officer

                          March 15, 1999


Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                              Signatures


David R. Francisco      Director/Chairman/C.E.O.

       *
Marty E. Adams          Director/President/C.O.O.    March 1, 1999


Kevin T. Thompson       Exec. Vice Pres./C.F.O.

       *
Gerald D. Aller                Director              March 1, 1999

       *
David A. Bryan                 Director              March 1, 1999

       *
Keith D. Burgett               Director              March 1, 1999

       *
George N. Chandler, II         Director              March 1, 1999

       *
Willard L. Davis               Director              March 1, 1999

       *
Del E. Goedeker                Director              March 1, 1999

       *
D. James Hilliker              Director              March 1, 1999

       *
Richard R. Hollington, Jr.     Director              March 1, 1999

       *
Fred H. Johnson, III           Director              March 1, 1999

       *
H. Lee Kinney                  Director              March 1, 1999

       *
Marilyn O. McAlear             Director              March 1, 1999

       *
James C. McBane                Director              March 1, 1999

       *
Kenneth E. McConnell           Director              March 1, 1999

       *
Gerard P. Mastroianni          Director              March 1, 1999

       *
Thomas S. Noneman              Director              March 1, 1999

       *
Edward J. Reiter               Director              March 1, 1999

       *
Patrick W. Rooney              Director              March 1, 1999

       *
Emerson J. Ross,Jr.            Director              March 1, 1999

       *
Douglas J. Shierson            Director              March 1, 1999

       *
C. Gregory Spangler            Director              March 1, 1999

       *
Robert E. Stearns              Director              March 1, 1999

       *
Glenn F. Thorne                Director              March 1, 1999

       *
Joseph N. Tosh, II             Director              March 1, 1999


* The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

                          BY:  /s/ Kevin T. Thompson

                          Kevin T. Thompson
                          Attorney-In-Fact

                                 FORM 10-K

                               EXHIBIT INDEX


Exhibit
Number              Exhibit

  2.1 Agreement and Plan of Merger dated as of December 14, 1998 by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
          (incorporated by reference to Exhibit 2 to the Form 8-K of the
           Company filed with the Securities and Exchange Commission as of December 14, 1998).
  2.2 Agreement and Plan of Merger dated as of December 16, 1998 by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
          (incorporated by reference to Exhibit 2 to the Form 8-K of the
           Company filed with the Securities and Exchange Commission as of December 28, 1998).
  3.1   Company's Fifth Amended Articles of Incorporation
          (incorporated by reference to Exhibit 3.1 of Form S-4 Registration
           Statement No. 333-60741 of the Company).
  3.2   Amendment to the Fifth Amended Articles of Incorporation of the
           Company   (incorporated by reference to Appendix B of the Joint
           Proxy Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of the Company).
  3.3   Company's Code of Regulations, as amended
          (incorporated by reference to Exhibit 3(2) of Form S-4 Registration
           Statement No. 0-18209 of the Company).
  3.4   Amendment to the Code of Regulations of the Company
          (incorporated by reference to Appendix C of the Joint Proxy
           Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of the Company).
  4.1 Shareholder Rights Agreement dated as of July 21, 1998, between the Company and The Citizens Banking Company, as Rights Agent
          (incorporated by reference to Exhibit 4 of Form S-4 Registration
           Statement No. 333-60741 of the Company).
 10.1 The Company's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
          (incorporated by reference to Appendix G of the Joint Proxy
           Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of the Company).
 10.2   The Company's 1998 Stock Option Plan for Employees
          (incorporated by reference to Appendix H of the Joint Proxy
           Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of the Company).
 10.3   Sky Financial Group, Inc. Non-Qualified Retirement Plan
          (As Amended and Restated Effective January 1, 1999).
 10.4 Stock Option Agreement effective as of December 15, 1998, by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
          (incorporated by reference to Exhibit 99 of Schedule 13D filed by the Company as of December 24, 1998).
 10.5 Stock Option Agreement dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
          (incorporated by reference to Exhibit B of Schedule 13D filed by the Company as of December 28, 1998).

 10.6 Form of Indemnification Agreement between the Company and individual directors, certain officers and representatives.
 10.7 Employment Agreement between the Company and David R. Francisco (incorporated by reference to Exhibit 10.2 of Form S-4
           Registration Statement No. 333-60741 of the Company).
 10.8 Employment Agreement between the Company and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4
           Registration Statement No. 333-60741 of the Company).
 10.9 Letter agreement between the Company and Jack W. Donaldson dated December 22, 1998.
 10.10 Employment Agreement by and among the Company, The Citizens Banking Company, Century National Bank and Trust Company and
           Joseph N. Tosh, II
          (incorporated by reference to Exhibit 10(18) of the Form 10-Q of the Company for the quarter ended June 30, 1998).
 10.11 Agreement by and among the Company, The Citizens Banking Company and Frank J. Koch.
 10.12 Form of Change in Control Agreement between the Company and certain officers of the Company.
 11.1   Statement Re:  Computation of Per Share Earnings
          (incorporated by reference from the information contained in
           Note 10 "Earnings Per Share" on page S-44 of the Company's
           1998 Annual Report Supplement).  See Exhibit 13.1
 13     The Company's 1998 Annual Report Supplement
          (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof).
 18.0   Change in Accounting Principle
          (incorporated by reference from the information contained in Note 1 "Summary of Significant Accounting Policies" on pages S-31 through S-35 of the Company's 1998 Annual Report Supplement). See Exhibit 13.1
 20.1 The Company's Proxy Statement for its 1999 Annual Meeting (incorporated by reference from the information contained in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999).
 21.1   Subsidiaries of the Company
 23.1   Consent of Independent Accountants
 24.1   Power of Attorney
 27.1   Financial Data Schedule (1998)
 27.2   Financial Data Schedule (1997)
 27.3   Financial Data Schedule (1996)