Form 10-K405/A
period 1998-12-31
SKY FINANCIAL GROUP INC
filed 1999-05-13
CIK 855876

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549



                                  FORM 10-K/A
                                Amendment No. 1


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


The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:


Exhibit
Number             Exhibit

2.1 Agreement and Plan of Merger dated as of December 14, 1998 by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
2.2 Agreement and Plan of Merger dated as of December 16, 1998 by and between Sky Financial Group, Inc, and Wood Bancorp, Inc.
3.1    Company's Fifth Amended Articles of Incorporation
3.2    Amendment to the Fifth Amended Articles of Incorporation of the Company
3.3    Company's Code of Regulations, as amended
3.4    Amendment to the Code of Regulations of the Company
4.1 Shareholder Rights Agreement dated as of July 21, 1998, between the Company and The Citizens Banking Company, as Rights Agent
10.1 The Company's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
10.2   The Company's 1998 Stock Option Plan for Employees
10.3*  Sky Financial Group, Inc. Non-Qualified Retirement Plan
10.4 Stock Option Agreement effective as of December 15, 1998, by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
10.5 Stock Option Agreement dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
10.6* Form of Indemnification Agreement between the Company and individual directors, certain officers and representatives.

10.7   Employment Agreement between the Company and David R. Francisco
10.8   Employment Agreement between the Company and Marty E. Adams
10.9*  Letter agreement between the Company and Jack W. Donaldson dated December
          22, 1998.
10.10 Employment Agreement by and among the Company, The Citizens Banking Company, Century National Bank and Trust Company and Joseph N. Tosh, II
10.11* Agreement by and among the Company, The Citizens Banking Company and
          Frank J. Koch.
10.12* Form of Change in Control Agreement between the Company and certain officers of the Company.
11.1   Statement Re: Computation of Per Share Earnings
13     The Company's 1998 Annual Report Supplement
18.0   Change in Accounting Principle
20.1 The Company's Proxy Statement dated March 19, 1999 for its 1999 Annual Meeting
21.1*  Subsidiaries of the Company
23.1   Consent of Independent Auditors
24.1*  Power of Attorney
27.1*  Financial Data Schedule (1998)
27.2*  Financial Data Schedule (1997)
27.3*  Financial Data Schedule (1996)



* Incorporated by reference to the Form 10-K of the Company filed with the Securities and Exchange Commission as of March 16, 1999.


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


                          May 12, 1999



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


                          May 12, 1999

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

 10.3*  Sky Financial Group, Inc. Non-Qualified Retirement Plan
          (As Amended and Restated Effective January 1, 1999).

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

 10.6*  Form of Indemnification Agreement between the Company and individual directors, certain officers and representatives.
 10.7 Employment Agreement between the Company and David R. Francisco (incorporated by reference to Exhibit 10.2 of Form S-4
           Registration Statement No. 333-60741 of the Company).
 10.8 Employment Agreement between the Company and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4
           Registration Statement No. 333-60741 of the Company).
 10.9*  Letter agreement between the Company and Jack W. Donaldson dated
           December 22, 1998.
 10.10 Employment Agreement by and among the Company, The Citizens Banking Company, Century National Bank and Trust Company and
           Joseph N. Tosh, II
          (incorporated by reference to Exhibit 10(18) of the Form 10-Q of the Company for the quarter ended June 30, 1998).
 10.11* Agreement by and among the Company, The Citizens Banking Company and Frank J. Koch.
 10.12* Form of Change in Control Agreement between the Company and certain officers of the Company.
 11.1   Statement Re:  Computation of Per Share Earnings
          (incorporated by reference from the information contained in
           Note 10 "Earnings Per Share" on page S-44 of the Company's
           1998 Annual Report Supplement).  See Exhibit 13.1
 13     The Company's 1998 Annual Report Supplement
          (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof).
 18.0   Change in Accounting Principle
          (incorporated by reference from the information contained in Note 1 "Summary of Significant Accounting Policies" on pages S-31 through S-35 of the Company's 1998 Annual Report Supplement). See Exhibit 13.1
 20.1 The Company's Proxy Statement for its 1999 Annual Meeting (incorporated by reference from the information contained in the Company's 1999 Proxy Statement filed with the Securities and Exchange Commission on March 10, 1999).
 21.1*  Subsidiaries of the Company
 23.1   Consent of Independent Accountants
 24.1*  Power of Attorney
 27.1*  Financial Data Schedule (1998)
 27.2*  Financial Data Schedule (1997)
 27.3*  Financial Data Schedule (1996)


* Incorporated by reference to the Form 10-K of the Company filed with the Securities and Exchange Commission as of March 16, 1999.