Form 10-Q
period 1999-03-31
SKY FINANCIAL GROUP INC
filed 1999-05-17
CIK 855876

<PAGE  1>

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999


Commission File No. 1-14473


               Sky Financial Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

            Ohio                            34-1372535
(State or Other Jurisdiction of            (IRS Employer
Incorporation or Organization)         Identification Number)

221 South Church Street, Bowling Green, Ohio        43402
 (Address of Principal Executive Offices)         (Zip Code)

            (419)327-6300
   (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]   No [   ]


The number of shares outstanding of the Registrant's common stock, without par value was 44,980,587 at April 30, 1999.
















<PAGE  2>

SKY FINANCIAL GROUP, INC.


INDEX


PART I.   FINANCIAL INFORMATION                             Page Number

Item 1.   Financial Statements

          Consolidated Statement of Condition (Unaudited)
          March 31, 1999 and December 31, 1998                   3

          Consolidated Statement of Earnings (Unaudited)
          Three months ended March 31, 1999 and 1998             4

          Consolidated Statement of Changes in
            Shareholders' Equity (Unaudited)
          Three months ended March 31, 1999                      5

          Consolidated Statements of Comprehensive
            Income (Unaudited)
          Three months ended March 31, 1999 and 1998             5

          Consolidated Statement of Cash Flows (Unaudited)
          Three months ended March 31, 1999 and 1998             6

          Notes to Consolidated Financial Statements
            (Unaudited)                                          7

Item 2.   Management's Discussion and Analysis and
            Statistical Information                             13

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                   21


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                     22

Item 2.   Changes in Securities                                 22

Item 3.   Defaults Upon Senior Securities                       22

Item 4.   Submission of Matters to a Vote
            of Security Holders                                 22

Item 5.   Other Information                                     22

Item 6.   Exhibits and Reports on Form 8-K                      22


SIGNATURES                                                      23


EXHIBIT INDEX                                                   24


<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands)                   March 31,        December 31,
                                           1999               1998
ASSETS
Cash and due from banks                $  153,997         $  165,946
Interest-bearing deposits
  with financial institutions               5,989              9,851
Federal funds sold                         31,096             26,024
Loans held for sale                        15,402             77,471
Securities available for sale             969,941            996,426

Total loans                             3,337,426          3,355,881
  Less allowance for credit losses        (55,149)           (54,008)
  Net loans                             3,282,277          3,301,873

Premises and equipment                     87,441             85,966
Accrued interest receivable
  and other assets                        136,877            151,564
    TOTAL ASSETS                       $4,683,020         $4,815,121

LIABILITIES
Deposits
  Non-interest-bearing deposits        $  445,238         $  483,487
  Interest-bearing deposits             3,294,981          3,349,175
    Total deposits                      3,740,219          3,832,662
Securities sold under repurchase
  agreements and federal funds
  purchased                               215,098            207,458
Debt and FHLB advances                    317,471            357,771
Accrued interest payable
  and other liabilities                    61,007             73,388
    TOTAL LIABILITIES                   4,333,795          4,471,279

SHAREHOLDERS' EQUITY
Serial preferred stock,
  $10.00 par value;
  10,000,000 shares authorized;
  none issued                                 --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  45,082,750 and 45,082,890 shares
  issued in 1999 and 1998                 310,773            311,360
Retained earnings                          38,475             27,816
Treasury stock;  106,562 and
  57,063 shares in 1999 and 1998           (3,041)            (1,500)
Accumulated other comprehensive
  income                                    3,018              6,166
    TOTAL SHAREHOLDERS' EQUITY            349,225            343,842
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY             $4,683,020         $4,815,121


<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,                   Three Months Ended
  except per share data)                      March 31,
                                           1999       1998
Interest Income
Loans, including fees                    $73,238    $72,061
Securities
Taxable                                   13 023     15,315
Nontaxable                                 1,166        921
Federal funds sold and other                 272        945
  Total interest income                   87,699     89,242

Interest Expense
Deposits                                  33,703     36,624
Borrowed funds                             7,612      6,949
  Total interest expense                  41,315     43,573

Net Interest Income                       46,384     45,669

Provision for Credit Losses                2,360      1,976
Net Interest Income After
  Provision Credit Losses                 44,024     43,693

Other Income
Trust department income                    1,310      1,225
Service charges and fees on
  deposit accounts                         4,164      3,545
Mortgage banking income                    5,996      6,246
Brokerage commissions                      2,889      2,223
Collection agency fees                       599      1,397
Net securities gains                          78        133
Net gains on sales of
  commercial financing loans               4,906      4,150
Other income                               4,567      4,113
  Total other income                      24,509     23,032

Other Expense
Salaries and employee benefits            20,938     22,905
Occupancy and equipment expense            6,477      6,361
Merger, integration, and
  restructuring expense                               3,932
Other operating expense                   11,526     14,363
  Total other expenses                    38,941     47,561

Income Before Income Taxes                29,592     19,164
Income taxes                               9,428      5,947

  Net Income                             $20,164    $13,217

Earnings per Common Share:
  Basic                                  $  0.45    $  0.29
  Diluted                                $  0.44    $  0.29




<PAGE  5>

SKY FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Shareholders' Equity

(Dollars in thousands)
                                                      Accumulated
                                                         Other
                     Common     Retained   Treasury  Comprehensive
                      Stock     Earnings     Stock       Income      Total

Balance
December 31, 1998    $311,360    $27,816    $(1,500)    $ 6,166     $343,842

Net income                        20,164                              20,164
Common cash
  dividends
($.21 per share)                  (9,455)                             (9,455)
Unrealized losses
  on securities
  available for
  sale                                                   (3,148)      (3,148)
Treasury shares
  acquired                                   (2,740)                  (2,740)
Treasury shares
  issued for
  stock options          (588)                1,199                      611
Fractional shares
  and other items           1        (50)                                (49)

Balance
March 31, 1999       $310,773    $38,475    $(3,041)    $ 3,018     $349,225




SKY FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

                                                Three Months Ended
(Dollars in thousands)                               March 31,
                                                  1999       1998

Net Income                                      $20,164    $13,217
  Other comprehensive income:
    Unrealized losses arising during
      period                                     (4,758)      (188)
    Reclassification adjustment for
      gains included in income                      (78)      (133)
    Net unrealized loss on securities
      available for sale                         (4,836)      (321)
    Tax effect                                    1,688        113
      Total other comprehensive loss             (3,148)      (208)

Comprehensive Income                            $17,016    $13,009




<PAGE  6>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)                       Three Months Ended March 31,
                                                   1999         1998

Net Cash From Operating Activities             $  93,689    $   4,749


Investing Activities

Net decrease (increase) in interest-
  bearing deposits in other banks                  3,862       (1,363)
Net increase in federal funds sold                (5,072)     (34,696)
Securities available for sale:
  Proceeds from maturities and payments          138,449       87,450
  Proceeds from sales                              2,459       10,458
  Purchases                                     (119,889)    (137,192)
Securities held to maturity:
  Proceeds from maturities and payments              --        20,260
  Purchases                                          --          (395)
Proceeds from sales of loans                       3,342        2,178
Net decrease (increase) in loans                  13,817       (4,463)
Purchases of premises and equipment               (6,372)      (3,057)
Purchases of life insurance contracts             (2,652)          --
Proceeds from sales of premises and equipment      2,773           63
Proceeds from sales of other real estate             387            4
Net Cash From Investing Activities                31,104      (60,753)


Financing Activities

Net (decrease) increase in deposit accounts      (92,443)      51,488
Net increase (decrease) in federal funds
  and repurchase agreements                        7,640      (10,795)
Net (decrease) in short-term FHLB advances       (34,731)     (67,210)
Proceeds from issuance of debt
  and long-term FHLB advances                        --       108,000
Repayment of debt and long-term FHLB advances     (5,569)     (17,299)
Cash dividends and fractional shares paid         (9,461)      (7,066)
Proceeds from issuance of common stock               611          980
Treasury stock purchases                          (2,740)     (22,131)
Other items                                          (49)        (559)
Net Cash From Financing Activities              (136,742)      35,408


Net Decrease in Cash and Due From Banks          (11,949)     (20,596)
Cash and Due From Banks at Beginning of Year     165,946      175,958
Cash and Due From Banks at End of Period       $ 153,997    $ 155,362


Noncash transactions:
Securitization of loans held for sale          $     --     $     241





<PAGE  7>

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (the Company) is a bank holding company headquartered in Bowling Green, Ohio, which owns and operates three banks primarily engaged in the commercial banking business. The Company also operates businesses relating to collection services, broker-dealer operations, commercial finance lending, and other financial related services.

The accounting and reporting policies followed by Sky Financial Group, Inc. conform to generally accepted accounting principles and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

The consolidated financial statements of the Company include the accounts of The Citizens Banking Company (Citizens), Mid Am Bank, The Ohio Bank (Ohio
Bank), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc.
(SII), Mid Am Credit Corp. (MACC), Mid Am Financial Services, Inc. (MAFSI), Sky Insurance, Inc. (Sky Insurance), Mid Am Private Trust, N.A. (MAPT),
Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I (MACT) and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


2.  New Accounting Pronouncements

Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies.

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 will allow classifying these securities as available for sale, trading, or held to maturity, instead of the current requirement to classify as trading. This is not expected to have a material effect, but the effect will vary depending on the level and designation of securitizations as well as on market price movements.





<PAGE  8>


3.  Mergers, Acquisitions, Business Formations and Divestitures

On May 1, 1999, Sky Financial Group, Inc. completed its acquisition of
Picton Cavanaugh, Inc., a full service insurance agency which provides a wide array of property, casualty, surety, professional liability, health, life and executive benefit insurance products to individuals and businesses nationwide. Picton Cavanaugh was formed in 1898 and is headquartered in Toledo, Ohio. Under the terms of the transaction, shareholders of Picton Cavanaugh received 289,018 shares of the Company's common stock in a tax-free exchange to be accounted for as a pooling of interests.

Effective December 17, 1998, the Company executed a definitive agreement with Wood Bancorp, Inc. and its affiliate, First Federal Bank, Bowling Green, Ohio. First Federal Bank is a $167 million federal savings bank with seven offices in northwest Ohio. Wood Bancorp shareholders will receive 0.7315 shares of Company common stock for each share of Wood Bancorp stock in a tax-free exchange to be accounted for as a pooling of interests. Approximately 2.1 million Company common shares are expected to be issued in the merger. It is anticipated that the transaction will be completed in the third quarter of 1999, pending regulatory approvals and approval of Wood Bancorp's shareholders. Immediately following the affiliation, First Federal will be merged into Mid Am Bank.

Effective December 14, 1998, the Company executed a definitive agreement to acquire First Western Bancorp, Inc., a $2.2 billion bank holding company headquartered in New Castle, Pennsylvania. First Western shareholders will receive 1.211 shares of Company common stock for each share of First Western common stock in a tax-free exchange to be accounted for as a pooling of interests. Approximately 13.5 million Company common shares are expected to be issued in the merger. It is anticipated that the transaction will be completed in the third quarter of 1999, pending regulatory and shareholder approvals. First Western's bank affiliate, First Western Bank, N.A., will be merged into Citizens immediately following the affiliation.

Effective December 4, 1998, The Ohio Bank, Findlay, Ohio, affiliated with the Company in a transaction accounted for as a pooling of interests.
Shareholders of The Ohio Bank received 69.575 Company common shares of stock in exchange for each share of The Ohio Bank stock owned, with cash paid in lieu of fractional shares. A total of 5.8 million Company common shares were issued in the merger. The Ohio Bank had assets of approximately $600 million, with 17 banking offices in western, central and northeastern Ohio. The Ohio Bank is operated as a wholly-owned subsidiary of the Company.

Effective October 2, 1998, Citizens Bancshares, Inc. (Bancshares) and Mid Am, Inc. (Mid Am) affiliated in a merger-of-equals transaction which was accounted for as a pooling of interests. In conjunction with the merger, Bancshares changed its name to Sky Financial Group, Inc. Shareholders of Mid Am received
0.847 shares of Company common stock for each share of Mid Am stock owned, with cash paid in lieu of fractional shares. A total of 19.8 million Company common shares were issued in the merger. Mid Am had assets of approximately $2.3 billion, with 83 banking offices located in western Ohio and southern Michigan.






<PAGE  9>

Effective May 12, 1998, Century Financial Corporation, Rochester, Pennsylvania
(CFC), merged into the Company. The transaction was affected through the exchange of 0.8719 common shares of Company common stock for each of Century's outstanding common shares, with cash paid in lieu of fractional shares. A total of 4.5 million Company common shares were issued in the merger. CFC had assets of approximately $453 million with 13 branches in Beaver and Butler counties in Pennsylvania. Century National Bank, CFC's bank subsidiary, is now operated as part of Citizens's branch network.

Effective March 6, 1998, UniBank, Steubenville, Ohio, affiliated with the Company by merging into Citizens. The transaction was affected through the exchange of 29.15 common shares of Company common stock for each of UniBank's outstanding common shares, with cash paid in lieu of fractional shares. A total of 2.1 million Company common shares were issued in the merger. UniBank had assets of approximately $216 million with 12 offices in Jefferson and Columbiana counties in Ohio, and is operated as part of Citizen's branch network.


4.  Merger, Integration and Restructuring Expenses

In 1998, the Company recorded merger, integration and restructuring charges totaling $54,487 ($38,382 after tax). The majority of the charges were associated with the merger and integration of the combined operations of Citizens Bancshares, Inc., Mid Am, Inc. and The Ohio Bank. As of March 31, 1999, the remaining unpaid charges were $10,744, the majority of which are expected to be paid during the second quarter of 1999.


5.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by bank holding companies and banks. Under these guidelines, total qualifying capital is categorized into two components:
Tier I and Tier II capital. Tier I capital generally consists of common shareholders' equity, perpetual preferred stock (subject to limitations) and minority interests in subsidiaries. Subject to limitations, Tier II capital includes certain other preferred stock and debentures, and a portion of the reserve for credit losses. These ratios are expressed as a percentage of risk-adjusted assets, which include various risk-weighted percentages of off-balance sheet exposures, as well as assets on the balance sheet. The FRB regulations governing the various capital ratios do not recognize the effects of SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" on capital relating to changes in market value of securities available for sale.

At March 31, 1999, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% were required. The Company's qualifying capital at March 31, 1999 exceeded both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by total average assets adjusted for certain items. Included in Tier I capital are $23,600 of 10.20% capital securities issued by the Company through a special purpose trust subsidiary in 1997. The following table presents the various capital and leverage ratios of the Company.




<PAGE 10>


                                   March 31, 1999     December 31, 1998
Total adjusted average assets
  for leverage ratio                 $4,806,384          $4,798,176
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       3,847,861           3,893,627
Tier I capital                          355,988             345,122
Total risk-based capital                461,413             450,025
Leverage ratio                              7.4%                7.2%
Tier I capital ratio                        9.3                 8.9
Total capital ratio                        12.0                11.6


Capital ratios applicable to the Company's banking subsidiaries at March 31, 1999 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0        4.0        8.0
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Mid Am Bank                        7.2        8.7       10.9
     Citizens                           5.5        8.7       10.8
     Ohio Bank                          6.4        8.6       10.9


In October, 1998, the Board of Directors of the Company authorized management to undertake purchases of up to 1,980,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of March 31, 1999, the Company had repurchased approximately 189,000 shares of common stock pursuant to its 1998 repurchase program. Subsequent to March 31, 1999, the Company has repurchased 60,500 additional shares of common stock.


6.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.











<PAGE 11>


The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                            Three Months Ended
                                                 March 31,
                                            1999           1998
Numerator:
Net income                               $ 20,164        $ 13,217

Denominator:
Weighted-average common
  shares outstanding (basic)           44,999,000      45,365,000
Exercise of options                       464,000         613,000
Weighted-average common
  shares outstanding (diluted)         45,463,000      45,978,000

Earnings per share:
Basic                                    $   0.45        $   0.29
Diluted                                  $   0.44        $   0.29


7.  Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Service Affiliates. Community Banking includes lending and related services to businesses and consumers, mortgage banking, deposit-gathering and institutional trust services. Financial Service Affiliates consist of non-banking companies engaged in commercial finance lending and leasing, broker/dealer operations, non-conforming mortgage lending, collection activities, wealth management and other financial related services. The business lines are identified by the entities through which the product or service is delivered.

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are fully allocated based principally upon estimated usage of services. All significant non-recurring items of income and expense company-wide are included in Parent and Other. Substantially all of the Company's assets are part of the Community Banking line of business. Prior periods have been presented to conform with current reporting methodologies. Selected segment information is included in the following table.












<PAGE 12>




                                         Financial     Parent
Three Months Ended          Community     Service        and    Consolidated
  March 31,                  Banking     Affiliates     Other       Total

1999
Net interest income          $47,007     $   522      $(1,145)     $46,384
Provision for loan losses      2,318          42            0        2,360
Net interest income
  after provision             44,689         480       (1,145)      44,024
Non-interest income           14,042      10,543          (76)      24,509
Non-interest expense          29,266      10,428         (753)      38,941
Income (loss) before
  income taxes                29,465         595         (468)      29,592
Income taxes                   9,394         244         (210)       9,428
Net income (loss)            $20,071     $   351      $  (258)     $20,164

1998
Net interest income          $46,175     $   209      $  (715)     $45,669
Provision for loan losses      1,963          14           (1)       1,976
Net interest income
  after provision             44,212         195         (714)      43,693
Non-interest income           14,296       9,045         (309)      23,032
Non-interest expense          34,701       8,933        3,927       47,561
Income (loss) before
  income taxes                23,807         307       (4,950)      19,164
Income taxes                   7,251         144       (1,448)       5,947
Net income (loss)            $16,556     $   163      $(3,502)     $13,217





























<PAGE 13>


Item 2.  Management's Discussion and Analysis and Statistical Information


(Dollars in thousands, except per share data)


Three Months Ended March 31, 1999 and 1998


Results of Operations

Net income for the first quarter of 1999 was $20,164, an increase of $6,947 or 53% over the first quarter of 1998 earnings of $13,217. Diluted earnings per common share for the first quarter of 1999 was $.44 ($.45 basic), up 52% when compared to $.29 ($.29 basic) for the same period in 1998. Return on average equity (ROE) for the first quarter of 1999 was 23.35% while return on average assets (ROA) was 1.73%. This compares to ROE and ROA ratios of 14.21% and 1.17%, respectively, for the first quarter of 1998. Reported net income for the first quarter of 1998 includes after-tax non-recurring items which reduced net income $2,850 or $.06 per diluted share.

Operating earnings, which exclude the after-tax non-recurring items, increased $4,097 or 26% to $20,164 for the first quarter of 1999 as compared to $16,067 for the same period in 1998. Operating earnings per diluted share for 1999 increased 26% to $.44 from $.35 in 1998. On this same basis, ROE was 23.35% and ROA was 1.73% in 1999 compared to 17.28% and 1.42%, respectively, in 1998.


Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of the Company's three commercial banks: Citizens, Mid Am Bank and Ohio Bank. The financial service affiliates include the Company's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, non-conforming mortgage lending, collection activities, wealth management and other financial related services.

The Company's business line results for the first quarter ended March 31, 1999 and 1998 are summarized in the table below.

                                           Net Income (Loss)
Quarter ended March 31,                  1999            1998

Community Banking                     $ 20,071        $ 16,556
Financial Service Affiliates               351             163
Parent and Other                          (258)         (3,502)
Consolidated                          $ 20,164        $ 13,217

The increase in community banking net income in 1999 was primarily due to reductions in non-interest expense. The efficiency ratio was 46.9% for the first quarter of 1999 compared to 56.3% in the first quarter of 1998. The 1999 community banking results reflect a ROE of 25.76% and a ROA of 1.73% compared to 18.78% and 1.48%, respectively, in the first quarter of 1998.



<PAGE 14>

The financial service affiliates' earnings reflect the Company's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 20% in 1999.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The first quarter 1998 results included merger, integration and restructuring costs of $3,932 ($2,850 after tax).


Net Interest Income

Net interest income increased $715 to $46,384 in the first quarter of 1999 as compared to $45,669 for the same period in 1998. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended March 31, 1999 was 4.40% compared to 4.42% for the same period in 1998. The decline in the net interest margin is primarily due to lower yields on earning assets, while funding costs were basically flat, as increased reliance on higher cost borrowings offset the benefit of lower deposit costs.


Provision for Credit Losses

The provision for credit losses increased $384 or 19% to $2,360 in the first quarter of 1999 compared to $1,976 in the first quarter of 1998. The Company increased its provision for credit losses in response to continued loan portfolio growth and higher net charge-offs. Net charge-offs were $1,219 or 0.14% (annualized) of average loans during the three months ended March 31, 1999, compared to $860 or 0.11% (annualized) for the same period in 1998. The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Company's loan portfolio which have been incurred at each balance sheet date.

                                 March 31,     December 31,     March 31,
                                    1999           1998            1998
Allowance for credit losses
  as a percentage of loans          1.65%          1.61%           1.32%
Allowance for credit losses
  as a percentage of
  non-performing loans            455.02         431.68          349.55


Non-Interest Income

The increase in non-interest income reflects the emphasis of the Company on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services. Non-interest income for the first quarter of 1999 was $24,509, an increase of $1,477 or 6% from the $23,032 reported for the same quarter of 1998. The increase was primarily due to an increase of $619 in service charges and fees on deposit accounts, an increase of $756 in net gains on sales of loans at MACC, the Company's commercial leasing and financing company, an increase of


<PAGE 15>

$666 in brokerage commissions and an increase of $533 in value in bank owned life insurance. The increases were partially offset by a decrease of $798 in collection agency fees and a decrease of $250 in mortgage banking revenue.
The increase in net gains on sales of commercial financing loans and brokerage commissions was the result of increased volumes. The increase in value in bank owned life insurance was due to the purchase of approximately $22,690 in additional life insurance. The decrease in collection agency fees was primarily due to a reorganization of the collection agency business. The decrease in fees was partially offset by a corresponding decrease in expenses.


Non-Interest Expense

Non-interest expense for the first quarter of 1999 was $38,941, a decrease of $8,620 or 18% from the $47,561 reported for the same quarter of 1998. The decrease resulted from a $4,688, or 11% reduction in core operating expenses and a $3,932 non-recurring merger and restructuring charge in the prior year. Salaries and employee benefits which comprise the largest component of non-interest expense decreased 9% in the first quarter of 1999 due to savings realized from the consolidation of ten previously separate banks into three banking units and elimination of duplicate positions. Occupancy expense and equipment expense increased $116 or 2%. Brokerage commissions increased due to an increase in the volume of transactions for the first quarter of 1999 as compared to the same period for 1998. Other expenses decreased $3,199 or 25% to $9,730 in 1999 from $12,929 in 1998. The decrease in other expenses was primarily due to efficiencies realized from the conversion and integration of systems and processes within the Company.


Income Taxes

The provision for income taxes for the first quarter of 1999 increased $3,481, or 59%, to $9,428 compared to $5,947 for the same period in 1998 due to an increase in pre-tax income. The effective tax rate for the first quarter of 1999 was 31.9% as compared to 31.0% for the same period in 1998.


Asset Quality

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                 March 31,     December 31,     March 31,
                                    1999           1998            1998

Non-accrual loans                 $ 9,856        $10,619         $11,399
Restructured loans                  2,264          1,892             471
Total non-performing loans         12,120         12,511          11,870
Other real estate owned             1,430          1,330             980
Total non-performing assets       $13,550        $13,841         $12,850

Loans 90 days or more past due
  and not on non-accrual          $ 9,795        $ 4,061         $ 5,449





<PAGE 16>

Non-performing loans to
  total loans                        0.36%          0.37%           0.38%
Non-performing assets to
  total loans plus other
  real estate owned                  0.41           0.41            0.41
Allowance for credit losses to
  total non-performing loans       455.02         431.68          349.55
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.29           0.12            0.17


The Ohio Bank and Mid Am Bank have outstanding lease receivables and loans with an aggregate outstanding balance at March 31, 1999 of $712 to The Bennett Funding Group, Inc. and related entities (Bennett) which remain subject to the Bennett bankruptcy proceeding commenced in March 1998. In December 1997 and January 1998, the bankruptcy judge ruled that The Ohio Bank and Mid Am Bank, respectively, were secured creditors with respect to certain of their outstanding Bennett portfolios. These decisions have been appealed by the bankruptcy trustee and the appeals are pending. No decision has been rendered with respect to $712 in loans from The Ohio Bank and Mid Am Bank which present different issues from the issues rendered by the bankruptcy judge. The Bennett loans are included in non-accrual loans.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $22,492 and $23,168 at March 31, 1999 and December 31, 1998, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but rather that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review, which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of March 31, 1999, the Company did not have any loan concentrations which exceeded 10% of total loans.

The following table presents a summary of the Company's credit loss experience for the three months ended March 31, 1999 and 1998.

                                          1999             1998
Balance of allowance at
  beginning of year                     $54,008          $40,376

Loans charged-off:
  Real estate                               307              136
  Commercial and agricultural               580            1,141
  Installment and credit card             1,021            1,329
  Other loans
    Total loans charged-off               1,908            2,606




<PAGE 17>

Recoveries:
  Real estate                                72               68
  Commercial and agricultural               220            1,320
  Installment and credit card               383              335
  Other loans                                14               23
    Total recoveries                        689            1,746

Net loans charged-off                     1,219              860
Provision charged to operating
  expense                                 2,360            1,976
Balance of allowance at
  end of period                         $55,149          $41,492


Ratio of net charge-offs to
  average loans outstanding                0.14%            0.11%
Allowance for credit losses
  to total loans                           1.65             1.32
Allowance for credit losses
  to total non-performing loans          455.02           349.55


The Company maintains an allowance for credit losses at a level adequate to absorb management's estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on peer and industry loss data compared to the Company's historical loss experience, and are reviewed for correction on a quarterly basis, along with other factors affecting the collectability of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general allowance loss factor determination for those loans.

The unallocated allowance both recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management's evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, recent loss experience, bank regulatory examination results, and internal loan review examination findings.









<PAGE 18>


The following table sets forth the Company's allocation of the allowance for credit losses as of March 31, 1999 and December 31, 1998.

                              March 31, 1999     December 31, 1998

  Construction                   $   968             $   693
  Real estate                      7,798               6,504
  Commercial, financial
    and agricultural              19,863              20,647
  Installment and credit card      9,576               9,130
  Other loans                      1,052               1,820
  Unallocated                     15,892              15,214
    Total                        $55,149             $54,008


Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is this normally considered in terms of the nature and mix of the institution's sources and uses of funds.

The Company's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At March 31, 1999, securities and other short-term investments with maturities of one year or less totaled $140,421, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At March 31, 1999, these lines of credit enable the banks to borrow up to $492,356, of which $211,704 is currently outstanding.

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaires. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to the Company by its bank subsidiaries were limited to $544 at March 31,1999.

In March, 1999, the Company renegotiated an agreement with unrelated financial institutions which enabled the Company to borrow up to $75,000 through March 8, 2000. At March 31, 1999, the Company had borrowings of $30,000 under this agreement.









<PAGE 19>


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 1999, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates.


Year 2000 Readiness

Since 1996, the Company has been reviewing the potential effects of the Year 2000 issue on the Company. Internally, the Company, through its project team comprised of representatives of the Company and its affiliates, has invested more than 15,000 hours to date on this project. The Company core project team has met monthly addressing both internal and external issues. The team has identified over 650 systems that could be potentially affected by the Year 2000 problem. These systems include all information technology systems and computer chip embedded functions such as vaults, elevators, security systems, heating and cooling equipment and other operating facilities. The Company's efforts have been directed by a 5-phase plan to be completed in preparation for the Year 2000. The phases include awareness, assessment, renovation, validation and implementation, and were established by the federal agencies which regulate financial institutions.

Four federal agencies share the responsibility to make sure financial institutions are Year 2000 compliant. These agencies are conducting special examinations of insured banks to see that they are taking the necessary steps to be prepared for the century date change. The Company and its affiliates are working closely with these regulators following their specific criteria to assess our progress in Year 2000 readiness.

With regard to information technology systems, the Company utilizes standard industry hardware and widely used, licensed banking software for most of its information technology needs. The software packages are purchased, and the Company utilizes such software without material program modifications.
Because of its reliance upon third parties, the Company has contacted its hardware and software vendors to obtain assurances that its systems are Year 2000 compliant. Additionally, all mission critical hardware and software systems (identified as 61 systems by the project team) will be tested and validated prior to June 30, 1999. As of May 3, 1999, all mission critical systems which have been tested have been deemed Year 2000 compliant. Furthermore, the Company has completed all scheduled vendor inquiries and testing for non-information technology systems, including building and banking equipment.

Externally, the Company has contacted its business partners regarding their Year 2000 preparedness. These partners include commercial customers, vendors, service suppliers, data exchange vendors and utility companies. The Company's affiliate banks have also sponsored educational seminars in select market areas to educate commercial clients regarding Year 2000 issues.




<PAGE 20>


The Company has developed a comprehensive contingency plan in the unlikely event critical systems fail to function after the century date changes. Alternative methods of doing business have been developed and are in the process of being tested. These methods address data gathering, customer service procedures, and staffing needs before, during and after the Year 2000 changeover. This planning also includes non-compliance by third parties which may affect the Company's ability to conduct business.

Notwithstanding the Company's efforts to date to replace or repair affected systems and develop contingency plans for potential risks, if the Company does not complete all activities associated with resolving its Year 2000 issues, the Company could be materially adversely affected as a result of not being able to process transactions related to its core business activities. In addition, non-compliance by the Company's business partners, including without limitation, the Company's business customers, vendors, service suppliers and utilities, could have a material adverse affect on the Company.

The external costs of the Company's Year 2000 project is estimated at $1,200,000. External costs include equipment replacement or upgrade, seminar sponsorships, vendor payments, and customer communication and education. Additionally, the Company estimates that internal costs will amount to $500,000, comprised primarily of personnel expense.


Forward-Looking Statements

This report includes forward-looking statements by the Company relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates), reorganization transactions and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While the Company believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results on non-banking business ventures of the Company; the ability of the Company's broker/dealer subsidiary to recruit registered representatives; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of the Company's customers; customer reaction to and unforeseen complications with respect to the Company's restructuring or integration of acquisitions; unforeseen difficulties in realizing expected cost savings from acquisitions; product redesign initiative; the effect of the year 2000 on the Company, its computer systems, customers, vendors and service suppliers; and other risks identified, from time-to-time in the Company's other public documents on file with the Securities and Exchange Commission.







<PAGE 21>

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which the Company is exposed is interest rate risk. The primary business of the Company and the composition of its balance sheet consists of investments in interest-earning assets, which are funded by interest-bearing liabilities. These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of the Company's financial instruments are held for trading purposes.

One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis. The Company also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at March 31, 1999. The present value of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of the Company's annual net interest income and present value of the Company's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.

                             March 31,      December 31,         ALCO
                               1999            1998           Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (2.0)%          (1.4)%           (10.0)%
-200 Basis points              (0.1)           (0.9)            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (14.4)          (12.1)%           (30.0)%
-200 Basis points               3.0            10.5             (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at March 31, 1999 fall within the Board of Directors guidelines.

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions the Company may undertake in response to changes in interest rates.





<PAGE 22>


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

The Company is involved in lawsuits and claims, which arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of the Company.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              1.  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of February 12, 1999, to satisfy certain pooling of interests accounting requirements relating to the Company's acquisition of The Ohio Bank effective December 4, 1998.














<PAGE 23>


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.



/s/  Kevin T. Thompson



Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:   May 17, 1999

































<PAGE 24>



SKY FINANCIAL GROUP, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                                    Page Number


   (11.1)       Statement Re Computation of
                  Earnings Per Common Share

                The information required by this exhibit is
                  incorporated herein by reference from the information contained in Note 6 "Earnings
                  Per Share" on pages 10 and 11 of the
                  Company's Form 10-Q for March 31, 1999.


   (27.1)       Financial Data Schedule                             25


   (99.1)       Form 8-K to satisfy accounting requirements
                  relating to the acquisition of The Ohio Bank.

                The information required by this exhibit is
                  incorporated herein by reference from the Company's Form 8-K dated February 12, 1999, filed with the Securities and Exchange Commission on February 12, 1999.