Form 10-Q
period 1999-06-30
SKY FINANCIAL GROUP INC
filed 1999-08-16
CIK 855876

<PAGE  1>

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999


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

            (419) 327-6300
   (Registrant's Telephone Number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]   No [   ]


The number of shares outstanding of the Registrant's common stock, without par value was 60,779,250 at August 9, 1999.













<PAGE  2>

SKY FINANCIAL GROUP, INC.


INDEX

                                                               Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          June 30, 1999 and December 31, 1998                       3

          Consolidated Statements of Income
          Three months ended June 30, 1999 and 1998
          Six months ended June 30, 1999 and 1998                   4

          Consolidated Statement of Changes in Shareholders' Equity
          Six months ended June 30, 1999                            5

          Consolidated Statements of Comprehensive Income
          Three months ended June 30, 1999 and 1998
          Six months ended June 30, 1999 and 1998                   5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1999 and 1998                   6

          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis and
            Statistical Information                                14

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                      25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        26

Item 2.   Changes in Securities                                    26

Item 3.   Defaults Upon Senior Securities                          26

Item 4.   Submission of Matters to a Vote of Security Holders      27

Item 5.   Other Information                                        27

Item 6.   Exhibits and Reports on Form 8-K                         27


SIGNATURES                                                         28

EXHIBIT INDEX                                                      29



<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)                      June 30,         December 31,
                                              1999               1998
ASSETS
Cash and due from banks                   $  156,127         $  165,946
Interest-bearing deposits
  with financial institutions                 13,743              9,851
Federal funds sold                             9,000             26,024
Loans held for sale                           10,071             77,471
Securities available for sale                974,419            996,426

Total loans                                3,434,838          3,355,881
  Less allowance for credit losses           (55,193)           (54,008)
  Net loans                                3,379,645          3,301,873

Premises and equipment                        87,764             85,966
Accrued interest receivable
  and other assets                           154,923            151,564
    TOTAL ASSETS                          $4,785,692         $4,815,121

LIABILITIES
Deposits
  Non-interest-bearing deposits           $  428,499         $  483,487
  Interest-bearing deposits                3,289,781          3,349,175
    Total deposits                         3,718,280          3,832,662
Securities sold under repurchase
  agreements and federal funds purchased     246,338            207,458
Debt and FHLB advances                       406,323            357,771
Accrued interest payable
  and other liabilities                       63,589             73,388
    TOTAL LIABILITIES                      4,434,530          4,471,279

SHAREHOLDERS' EQUITY
Serial preferred stock,
  $10.00 par value;
  10,000,000 shares authorized;
  none issued                                    --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  45,368,131 and 45,082,890 shares
  issued in 1999 and 1998                    310,083            311,360
Retained earnings                             49,859             27,816
Treasury stock;  170,439 and
  57,063 shares in 1999 and 1998              (4,673)            (1,500)
Accumulated other comprehensive income        (4,107)             6,166
    TOTAL SHAREHOLDERS' EQUITY               351,162            343,842
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $4,785,692         $4,815,121

<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands,           Three Months Ended       Six Months Ended
  except per share data)               June 30,               June 30,
                                   1999       1998        1999        1998
Interest Income
Loans, including fees            $73,625    $73,842     $146,863    $145,903
Securities
  Taxable                         12,880     15,169       25,888      30,484
  Nontaxable                       1,136        912        2,302       1,833
Federal funds sold and other         407      1,054          694       1,999
  Total interest income           88,048     90,977      175,747     180,219

Interest Expense
Deposits                          32,802     36,521       66,505      73,145
Borrowed funds                     7,686      7,409       15,298      14,358
  Total interest expense          40,488     43,930       81,803      87,503

Net Interest Income               47,560     47,047       93,944      92,716

Provision for Credit Losses        2,722      4,411        5,082       6,387
Net Interest Income After
  Provision Credit Losses         44,838     42,636       88,862      86,329

Other Income
Trust department income            1,406      1,425        2,716       2,650
Service charges and fees on
  deposit accounts                 4,089      3,695        8,253       7,240
Mortgage banking income            5,408      5,963       11,404      12,209
Brokerage and insurance
  commissions                      4,454      2,618        7,343       4,841
Collection agency fees               666      1,184        1,265       2,581
Net securities gains                 293        331          371         464
Net gains on sales of
  commercial financing loans       3,878      4,715        8,784       8,865
Other income                       5,969      5,302       10,536       9,415
  Total other income              26,163     25,233       50,672      48,265

Other Expense
Salaries and employee benefits    21,856     23,048       42,794      45,953
Occupancy and equipment expense    6,729      6,555       13,206      12,916
Merger, integration, and
  restructuring expense              --         972          --        4,904
Other operating expense           12,846     15,129       24,372      29,492
  Total other expenses            41,431     45,704       80,372      93,265

Income Before Income Taxes        29,570     22,165       59,162      41,329
Income taxes                       9,225      6,761       18,653      12,708

  Net Income                     $20,345    $15,404     $ 40,509    $ 28,621

Earnings per Common Share:
  Basic                          $  0.45    $  0.34     $   0.90    $   0.63
  Diluted                        $  0.45    $  0.34     $   0.89    $   0.62

<PAGE  5>

SKY FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Shareholders' Equity
(Dollars in thousands)
                                                      Accumulated
                                                         Other
                     Common     Retained   Treasury  Comprehensive
                      Stock     Earnings     Stock       Income      Total
Balance
December 31, 1998    $311,360   $ 27,816    $(1,500)   $  6,166     $343,842

Net income                        40,509                              40,509
Common cash
  dividends
($.21 per share)                 (18,946)                            (18,946)
Unrealized losses
  on securities
  available for
  sale                                                  (10,653)     (10,653)
Treasury shares
  acquired                                   (6,229)                  (6,229)
Treasury shares
  issued for
  stock options        (1,591)                3,056                    1,465
Shares issued to
  acquire Picton
  Cavanaugh, Inc.         313        481                    380        1,174
Fractional shares
  and other items           1         (1)                                --

Balance
June 30, 1999        $310,083   $ 49,859    $(4,673)   $ (4,107)    $351,162



SKY FINANCIAL GROUP, INC.

Consolidated Statements of Comprehensive Income (Unaudited)

                                 Three Months Ended       Six Months Ended
(Dollars in thousands)                 June 30,               June 30,
                                   1999       1998        1999       1998

Net Income                      $ 20,345    $15,404    $ 40,509    $28,621
Other comprehensive income:
Unrealized (losses) gains
  arising during period          (11,320)     1,701     (16,078)     1,513
Reclassification adjustment
  for gains included in income      (293)      (331)       (371)      (464)
Net unrealized (loss) gain on
  securities available for sale  (11,613)     1,370     (16,449)     1,049
Tax effect                         4,108       (482)      5,796       (369)
Total other comprehensive
  (loss) gain                     (7,505)       888     (10,653)       680
Comprehensive Income            $ 12,840    $16,292    $ 29,856    $29,301


<PAGE  6>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)                        Six Months Ended June 30,
                                                   1999         1998

Net Cash From Operating Activities             $ 111,803    $  23,139

Investing Activities

Net increase in interest-bearing
  deposits in other banks                         (3,892)      (6,215)
Net decrease in federal funds sold                17,024        2,326
Securities available for sale:
  Proceeds from maturities and payments          224,219      180,943
  Proceeds from sales                             28,579       15,058
  Purchases                                     (244,021)    (254,237)
Securities held to maturity:
  Proceeds from maturities and payments              --        20,260
  Purchases                                          --          (395)
Proceeds from sales of loans                      12,870        6,324
Net increase in loans                            (95,039)     (62,280)
Purchases of premises and equipment              (11,216)      (6,720)
Purchases of life insurance contracts             (4,340)      (1,200)
Proceeds from sales of premises and equipment      4,422           95
Proceeds from sales of other real estate             398          439
Net Cash From Investing Activities               (70,996)    (105,602)

Financing Activities

Net (decrease) increase in deposit accounts     (114,382)      79,955
Net increase in federal funds
  and repurchase agreements                       38,880        9,919
Net decrease in short-term FHLB advances          (7,731)     (84,210)
Proceeds from issuance of debt
  and long-term FHLB advances                     67,187      154,500
Repayment of debt and long-term FHLB advances    (10,904)     (19,400)
Cash dividends and fractional shares paid        (18,912)     (12,842)
Proceeds from issuance of common stock             1,465        1,410
Treasury stock purchases                          (6,229)     (27,481)
Other items                                          --          (659)
Net Cash From Financing Activities               (50,626)     101,192

Net (Decrease) Increase in Cash and
  Due From Banks                                  (9,819)      18,729
Cash and Due From Banks at Beginning of Year     165,946      153,336
Cash and Due From Banks at End of Period       $ 156,127    $ 172,065


Noncash transactions:
Securitization of loans held for sale          $   3,880    $     241



<PAGE  7>

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (the Company) is a bank holding company headquartered in Bowling Green, Ohio, which owns and operates three banks primarily engaged in the commercial banking business. The Company also operates businesses relating to collection services, broker-dealer operations, insurance, commercial finance lending, and other financial related services.

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

The consolidated financial statements of the Company include the accounts of Sky Bank, Mid Am Bank, The Ohio Bank (Ohio Bank), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc. (SII), Sky Financial Solutions, Inc. (SFSI), Mid Am Financial Services, Inc. (MAFSI), Sky Insurance Agency, Inc. (Sky Insurance), Picton Cavanaugh, Inc. (Picton Cavanaugh), Mid Am Private Trust, N.A. (MAPT), Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I (MACT) and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


2.  New Accounting Pronouncements

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Based on the current portfolio, this standard is not expected to have a material effect on the Company's financial statements, but the effect will depend on derivative holdings when this standard applies.

Mortgage loans originated in mortgage banking are converted into securities on occasion. A new accounting standard for 1999 allows classifying these securities as available for sale, trading, or held to maturity, instead of the current requirement to classify as trading. This standard is not expected to have a material effect on the Company's financial statements, but the effect will vary depending on the level and designation of securitizations as well as on market price movements.


<PAGE  8>

3.  Mergers, Acquisitions, Business Formations and Divestitures

Effective August 6, 1999, Sky Financial Group, Inc. completed its acquisition of First Western Bancorp, Inc. First Western Bancorp, Inc. is a $2.2 billion bank holding company headquartered in New Castle, Pennsylvania. Under the terms of the transaction, shareholders of First Western Bancorp, Inc. received approximately 13,604,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. Immediately following the affiliation, First Western Bancorp, Inc.'s bank affiliate, First Western Bank, N.A., was merged into Sky Bank (formerly Citizens Banking Company).

Effective July 16, 1999, Sky Financial Group, Inc. completed its acquisition of Wood Bancorp, Inc. and its affiliate, First Federal Bank, Bowling Green, Ohio. First Federal Bank is a $167 million federal savings bank with seven offices in northwest Ohio. Under the terms of the transaction, shareholders of Wood Bancorp, Inc. received 2,102,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. Immediately following the affiliation, First Federal was merged into Mid Am Bank.


The transactions were accounted for as poolings of interests. The following is a summary of the separate results of operations of the Company, First Western Bancorp, Inc. and Wood Bancorp, Inc. for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997:


                               Six Months Ended
                                 June 30, 1999         1998             1997
Net interest income
  Company                          $ 93,944         $187,124         $180,614
  First Western Bancorp, Inc.        33,753           62,100           59,704
  Wood Bancorp, Inc.                  3,639            7,080            6,528
    Combined                       $131,336         $256,304         $246,846

Net income
  Company                          $ 40,509         $ 17,808         $ 59,320
  First Western Bancorp, Inc.        10,922           17,923           20,282
  Wood Bancorp, Inc.                  1,301            2,369            1,675
    Combined                       $ 52,732         $ 38,100         $ 81,277



Effective May 1, 1999, Sky Financial Group, Inc. completed its acquisition of Picton Cavanaugh, Inc., a full service insurance agency which provides a wide array of property, casualty, surety, professional liability, health, life and executive benefit insurance products to individuals and businesses nationwide. Picton Cavanaugh was formed in 1898 and is headquartered in Toledo, Ohio. Under the terms of the transaction, shareholders of Picton Cavanaugh received 289,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. The financial statements were not restated for this merger due to immateriality.




<PAGE  9>


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


4.  Merger, Integration and Restructuring Expenses

In 1998, the Company recorded merger, integration and restructuring charges totaling $54,487 ($38,382 after tax). The majority of the charges were associated with the merger and integration of the combined operations of Citizens Bancshares, Inc., Mid Am, Inc. and The Ohio Bank. As of June 30, 1999, the remaining unpaid charges were $8,064, the majority of which are expected to be paid during the second half of 1999.









<PAGE 10>


5.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at June 30, 1999 and December 31, 1998 are as follows:
                                            Gross        Gross       Estimated
                            Amortized     Unrealized   Unrealized      Fair
June 30, 1999                  Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies        $312,702      $   625      $ (3,010)    $310,317
Obligations of states and
  political subdivisions       88,673        1,683          (190)      90,166
Corporate and other
  Securities                   21,288           60          (210)      21,138
Mortgage-backed
  Securities                  465,791          563        (5,856)     460,498
Total debt securities
  available for sale          888,454        2,931        (9,266)     882,119
Marketable equity
  Securities                   92,283        3,997        (3,980)      92,300
Total securities
  available for sale         $980,737      $ 6,928      $(13,246)    $974,419



                                            Gross        Gross       Estimated
                            Amortized     Unrealized   Unrealized      Fair
December 31, 1998              Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies        $242,202      $ 2,793      $  (349)     $244,626
Obligations of states and
  political subdivisions      108,180        2,370         (311)      110,239
Corporate and other
  securities                   14,922          119         (130)       14,911
Mortgage-backed
  Securities                  534,376        5,004       (1,907)      537,473
Total debt securities
  available for sale          899,680       10,286       (2,697)      907,269
Marketable equity
  Securities                   87,268        4,522       (2,633)       89,157
Total securities
  available for sale         $986,948      $14,808      $(5,330)     $996,426











<PAGE 11>

6. Loans

The loan portfolios at June 30, 1999 and December 31, 1998 are as follows:

                                    June 30, 1999       December 31, 1998
Real estate loans:
  Construction                        $  152,607           $  149,795
  Residential mortgage                 1,024,879            1,054,290
  Non-residential mortgage             1,019,370              926,191
Commercial, financial and
  Agricultural                           818,089              808,004
Installment and credit card loans        407,542              409,748
Other loans                               12,351                7,853
  Total loans                         $3,434,838           $3,355,881


7.  Capital Resources

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

At June 30, 1999, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% were required. The Company's qualifying capital at June 30, 1999 exceeded both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by total average assets adjusted for certain items. Included in Tier I capital are $23,600 of 10.20% capital securities issued by the Company through a special purpose trust subsidiary in 1997. The following table presents the various capital and leverage ratios of the Company.

                                   June 30, 1999      December 31, 1998
Total adjusted average assets
  for leverage ratio                 $4,702,660          $4,798,176
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       4,001,970           3,893,627
Tier I capital                          362,466             345,122
Total risk-based capital                471,464             450,025
Leverage ratio                              7.7%                7.2%
Tier I capital ratio                        9.1                 8.9
Total capital ratio                        11.8                11.6


<PAGE 12>

Capital ratios applicable to the Company's banking subsidiaries at June 30, 1999 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0%       4.0%       8.0%
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Sky Bank                           6.0        8.9       11.1
     Mid Am Bank                        7.5        8.7       11.1
     Ohio Bank                          6.6        8.6       10.9


In October, 1998, the Board of Directors of the Company authorized management to undertake purchases of up to 1,980,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of June 30, 1999, the Company had repurchased approximately 310,000 shares of common stock pursuant to its 1998 repurchase program. Subsequent to June 30, 1999, the Company has repurchased 128,000 additional shares of common stock.


8.  Earnings Per Share

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

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

(Shares in thousands)            Three Months Ended        Six Months Ended
                                      June 30,                  June 30,
                                  1999        1998          1999       1998
Numerator:
Net income                      $20,345     $15,404       $40,509    $28,621

Denominator:
Weighted-average common
  shares outstanding (basic)     45,141      45,051        45,070     45,209
Exercise of options                 477         575           471        593
Weighted-average common
  shares outstanding (diluted)   45,618      45,626        45,541     45,802

Earnings per share:
Basic                           $  0.45     $  0.34       $  0.90    $  0.63
Diluted                         $  0.45     $  0.34       $  0.89    $  0.62



<PAGE 13>

9.  Line of Business Reporting

The Company manages and operates two major lines of business: Community Banking and Financial Service Affiliates. Community Banking includes lending and related services to businesses and consumers, mortgage banking, deposit-gathering and institutional trust services. Financial Service Affiliates consist of non-banking companies engaged in commercial finance lending and leasing, broker/dealer operations, insurance, non-conforming mortgage lending, collection activities, wealth management and other financial related services. The business lines are identified by the entities through which the product or service is delivered.

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are fully allocated based principally upon estimated usage of services. All significant non-recurring items of income and expense company-wide are included in Parent and Other. Substantially all of the Company's assets are part of the Community Banking line of business. Prior periods have been presented to conform with current reporting methodologies. Selected segment information is included in the following tables.


                                         Financial     Parent
Three Months Ended          Community     Service        and    Consolidated
  June 30,                   Banking     Affiliates     Other       Total

1999
Net interest income          $48,017     $   588      $(1,045)     $47,560
Provision for credit losses    2,620         102            0        2,722
Net interest income
  after provision             45,397         486       (1,045)      44,838
Other income                  14,396      11,672           95       26,163
Other expenses                29,755      11,884         (208)      41,431
Income (loss) before
  income taxes                30,038         274         (742)      29,570
Income taxes                   9,612         139         (526)       9,225
Net income (loss)            $20,426     $   135      $  (216)     $20,345

1998
Net interest income          $47,757     $   308      $(1,018)     $47,047
Provision for credit losses    2,372          40        1,999        4,411
Net interest income
  after provision             45,385         268       (3,017)      42,636
Other income                  13,594      10,454        1,185       25,233
Other expenses                34,934      10,063          707       45,704
Income (loss) before
  income taxes                24,045         659       (2,539)      22,165
Income taxes                   7,713         234       (1,186)       6,761
Net income (loss)            $16,332     $   425      $(1,353)     $15,404



<PAGE 14>

                                         Financial     Parent
Six Months Ended            Community     Service        and    Consolidated
  June 30,                   Banking     Affiliates     Other       Total

1999
Net interest income          $95,024     $ 1,110      $(2,190)     $93,944
Provision for credit losses    4,938         144            0        5,082
Net interest income
  after provision             90,086         966       (2,190)      88,862
Other income                  28,438      22,215           19       50,672
Other expenses                59,021      22,312         (961)      80,372
Income (loss) before
  income taxes                59,503         869       (1,210)      59,162
Income taxes                  19,006         383         (736)      18,653
Net income (loss)            $40,497     $   486      $  (474)     $40,509

1998
Net interest income          $93,932     $   517      $(1,733)     $92,716
Provision for credit losses    4,335          54        1,998        6,387
Net interest income
  after provision             89,597         463       (3,731)      86,329
Other income                  27,890      19,499          876       48,265
Other expenses                69,635      18,996        4,634       93,265
Income (loss) before
  income taxes                47,852         966       (7,489)      41,329
Income taxes                  14,964         378       (2,634)      12,708
Net income (loss)            $32,888     $   588      $(4,855)     $28,621




Item 2.  Management's Discussion and Analysis and Statistical Information


(Dollars in thousands, except per share data)


Three Months Ended June 30, 1999 and 1998


Results of Operations

Net income for the second quarter of 1999 was $20,345, an increase of $4,941 or 32% over the second quarter of 1998 earnings of $15,404. Diluted earnings per common share for the second quarter of 1999 was $.45 ($.45 basic), up 32% when compared to $.34 ($.34 basic) for the same period in 1998. Return on average equity (ROE) for the second quarter of 1999 was 23.01% while return on average assets (ROA) was 1.73%. This compares to ROE and ROA ratios of 16.68% and 1.32%, respectively, for the second quarter of 1998. Reported net income for the second quarter of 1998 includes after-tax non-recurring items which reduced net income $593 or $.01 per diluted share.

Operating earnings, which exclude the after-tax non-recurring items, increased $4,348 or 27% to $20,345 for the second quarter of 1999 as compared to $15,997 for the same period in 1998. Operating earnings per diluted share for 1999 increased 29% to $.45 from $.35 in 1998. On this same basis, ROE was 23.01% and ROA was 1.73% in 1999 compared to 17.33% and 1.37%, respectively, in 1998.


<PAGE 15>

Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of the Company's three commercial banks: Sky Bank, Mid Am Bank and Ohio Bank. The financial service affiliates include the Company's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, insurance, non-conforming mortgage lending, collection activities, wealth management and other financial related services.

The Company's business line results for the second quarter ended June 30, 1999 and 1998 are summarized in the table below.

                                           Net Income (Loss)
Quarter ended June 30,                   1999            1998

Community Banking                     $ 20,426        $ 16,332
Financial Service Affiliates               135             425
Parent and Other                          (216)         (1,353)
Consolidated                          $ 20,345        $ 15,404


The increase in community banking net income in 1999 was primarily due to reductions in non-interest expense. The efficiency ratio was 46.8% for the second quarter of 1999 compared to 55.7% in the second quarter of 1998.
The 1999 community banking results reflect a ROE of 25.25% and a ROA of 1.78% compared to 17.98% and 1.42%, respectively, in the second quarter of 1998.

The financial service affiliates' earnings reflect the Company's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 12% in 1999.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The second quarter 1998 results included a one-time recovery of $1,475 ($1,412 after tax), a non-recurring provision for credit losses of $2,000 ($1,300 after tax) and merger, integration and restructuring costs of $972 ($705 after tax).


Net Interest Income

Net interest income increased $513 to $47,560 in the second quarter of 1999 as compared to $47,047 for the same period in 1998. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended June 30, 1999 remained level at 4.45% as compared to the same period in 1998, and increased from 4.40% in the first quarter of 1999.



<PAGE 16>

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Company's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $1,689 or 38% to $2,722 in the second quarter of 1999 compared to $4,411 in the second quarter of 1998. The higher provision for credit losses in the second quarter of 1998 was attributable to the recognition of changes in risk factors and the Company's application of its allowance for credit losses methodology (see discussion under "Asset Quality"), primarily in a newly merged bank. The Company estimates the additional provision for credit losses in the newly merged bank was $2,000. Net charge-offs were $2,678 or 0.32% (annualized) of average loans during the three months ended June 30, 1999, compared to $1,728 or 0.22% (annualized) for the same period in 1998.

                                  June 30,     December 31,      June 30,
                                    1999           1998            1998
Allowance for credit losses
  as a percentage of loans          1.61%          1.61%           1.38%
Allowance for credit losses
  as a percentage of
  non-performing loans            448.21         431.68          399.67



Other Income

The increase in other income reflects the emphasis of the Company on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services.
Other income for the second quarter of 1999 was $26,163, an increase of $2,405 or 10% from the $23,758 for the same quarter of 1998 excluding a $1,475 favorable legal settlement. The increase was primarily due to an increase of $394 in service charges and fees on deposit accounts, an increase of $1,836 in brokerage and insurance commissions, and an increase of $507 in value in bank owned life insurance. The increases were partially offset by a decrease of $518 in collection agency fees, a decrease of $555 in mortgage banking revenue and a decrease of $837 in net gains on sales of commercial financing loans at SFSI. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes. The increase in value in bank owned life insurance was due to the purchase of approximately $22,690 in additional life insurance. The decrease in collection agency fees was primarily due to a reorganization of the collection agency business. The decreases in mortgage banking revenue and net gains on sales of commercial financing loans were due to lower volumes and rising interest rates.







<PAGE 17>

Other Expense

Other expense for the second quarter of 1999 was $41,431, a decrease of $4,273 or 9% from the $45,704 reported for the same quarter of 1998. The decrease resulted from a $4,047, or 9% reduction in core operating expenses, a $972 non-recurring merger and restructuring charge in the prior year, partially offset by operating expenses of the newly acquired Picton Cavanaugh. Salaries and employee benefits which comprise the largest component of other expense decreased 5% in the second quarter of 1999 due to savings realized from the consolidation of ten previously separate banks into three banking units and elimination of duplicate positions. Occupancy and equipment expense increased $174 or 3%. Brokerage commissions increased due to an increase in the volume of transactions for the second quarter of 1999 as compared to the same period for 1998. Other expenses decreased $2,283 or 15% to $12,846 in 1999 from $15,129 in 1998. The decrease in other expenses was primarily due to efficiencies realized from the conversion and integration of systems and processes within the Company.


Income Taxes

The provision for income taxes for the second quarter of 1999 increased $2,464, or 36%, to $9,225 compared to $6,761 for the same period in 1998 due to an increase in pre-tax income. The effective tax rate for the second quarter of 1999 was 31.2% as compared to 30.5% for the same period in 1998.





Six Months Ended June 30, 1999 and 1998


Results of Operations

Net income for the first half of 1999 was $40,509, an increase of $11,888 or 42% over the first half of 1998 earnings of $28,621. Diluted earnings per common share for the first half of 1999 was $.89 ($.90 basic), up 43% when compared to $.62 ($.63 basic) for the same period in 1998. Return on average equity for the first half of 1999 was 23.17% while return on average assets was 1.73%. This compares to ROE and ROA ratios of 15.44% and 1.25%, respectively, for the first half of 1998. Reported net income for the first half of 1998 includes after-tax non-recurring items which reduced net income $3,443 or $.08 per diluted share.

Operating earnings, which exclude the after-tax non-recurring items, increased $8,445 or 26% to $40,509 for the first half of 1999 as compared to $32,064 for the same period in 1998. Operating earnings per diluted share for 1999 increased 27% to $.89 from $.70 in 1998. On this same basis, ROE was 23.17% and ROA was 1.73% in 1999 compared to 17.30% and 1.40%, respectively, in 1998.





<PAGE 18>

Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of the Company's three commercial banks: Sky Bank, Mid Am Bank and Ohio Bank. The financial service affiliates include the Company's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, insurance, non-conforming mortgage lending, collection activities, wealth management and other financial related services.

The Company's business line results for the six months ended June 30, 1999 and 1998 are summarized in the table below.

                                           Net Income (Loss)
Six Months Ended June 30,                1999            1998

Community Banking                     $ 40,497        $ 32,888
Financial Service Affiliates               486             588
Parent and Other                          (474)         (4,855)
Consolidated                          $ 40,509        $ 28,621


The increase in community banking net income in 1999 was primarily due to reductions in non-interest expense. The efficiency ratio was 46.8% for the first half of 1999 compared to 56.0% in the first half of 1998. The 1999 community banking results reflect a ROE of 25.50% and a ROA of 1.75% compared to 18.37% and 1.45%, respectively, in the first half of 1998.

The financial service affiliates' earnings reflect the Company's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 14% in 1999.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The first half 1998 results included a one-time recovery of $1,475 ($1,412 after tax), a non-recurring provision for credit losses of $2,000 ($1,300 after tax) and merger, integration and restructuring costs of $4,904 ($3,555 after tax).


Net Interest Income

Net interest income increased $1,228 to $93,944 in the first half of 1999 as compared to $92,716 for the same period in 1998. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the six months ended June 30, 1999 decreased to 4.42 in 1999 as compared to 4.44% for the same period in 1998. The decline in the net interest margin is primarily due to lower yields on earning assets, while funding costs were basically flat, as increased reliance on higher cost borrowings offset the benefit of lower deposit costs.

<PAGE 19>

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Company's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $1,305 or 20% to $5,082 in the first half of 1999 compared to $6,387 in the first half of 1998. The higher provision for credit losses in the first half of 1998 was attributable to the recognition of changes in risk factors and the Company's application of its allowance for credit losses methodology (see discussion under "Asset Quality"), primarily in a newly merged bank. The Company estimates the additional provision for credit losses in the newly merged bank was $2,000. Net charge-offs were $3,897 or 0.23% (annualized) of average loans during the six months ended June 30, 1999, compared to $2,588 or 0.16% (annualized) for the same period in 1998.


Other Income

The increase in other income reflects the emphasis of the Company on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services.
Other income for the first half of 1999 was $50,672, an increase of $3,882 or 8% from the $46,790 for the same period of 1998 excluding a $1,475 favorable legal settlement. The increase was primarily due to an increase of $1,013 in service charges and fees on deposit accounts, an increase of $2,502 in brokerage and insurance commissions, and an increase of $1,040 in value in bank owned life insurance. The increases were partially offset by a decrease of $1,316 in collection agency fees and a decrease of $805 in mortgage banking revenue. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes. The increase in value in bank owned life insurance was due to the purchase of approximately $22,690 in additional life insurance. The decrease in collection agency fees was primarily due to a reorganization of the collection agency business. The decrease in mortgage banking revenue was due to lower volumes and rising interest rates.


Other Expense

Other expense for the first half of 1999 was $80,372, a decrease of $12,893 or 14% from the $93,265 reported for the same period of 1998. The decrease resulted from a $8,735, or 10% reduction in core operating expenses, a $4,904 non-recurring merger and restructuring charge in the prior year, partially offset by operating expenses of the newly acquired Picton Cavanaugh.
Salaries and employee benefits which comprise the largest component of other expense decreased 7% in the first half of 1999 due to savings realized from the consolidation of ten previously separate banks into three banking units and elimination of duplicate positions. Occupancy and equipment expense increased $290 or 2%. Brokerage commissions increased due to an increase in the volume of transactions for the first half of 1999 as compared to the same period for 1998. Other expenses decreased $5,120 or 17% to $24,372 in 1999 from $29,492 in 1998. The decrease in other expenses was primarily due to efficiencies realized from the conversion and integration of systems and processes within the Company.


<PAGE 20>

Income Taxes

The provision for income taxes for the first half of 1999 increased $5,945, or 47%, to $18,653 compared to $12,708 for the same period in 1998 due to an increase in pre-tax income. The effective tax rate for the first half of 1999 was 31.5% as compared to 30.7% for the same period in 1998.


Asset Quality

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  June 30,     December 31,      June 30,
                                    1999           1998            1998

Non-accrual loans                 $10,076        $10,619         $10,525
Restructured loans                  2,238          1,892             528
Total non-performing loans         12,314         12,511          11,053
Other real estate owned             1,910          1,330             686
Total non-performing assets       $14,224        $13,841         $11,739

Loans 90 days or more past due
  and not on non-accrual          $ 5,838        $ 4,061         $ 6,267

Non-performing loans to
  total loans                        0.36%          0.37%           0.35%
Non-performing assets to
  total loans plus other
  real estate owned                  0.41           0.41            0.37
Allowance for credit losses to
  total non-performing loans       448.21         431.68          399.67
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.17           0.12            0.20


The Ohio Bank and Mid Am Bank have outstanding lease receivables and loans with an aggregate outstanding balance at June 30, 1999 of $442 to The
Bennett Funding Group, Inc. and related entities (Bennett) which remain subject to the Bennett bankruptcy proceeding commenced in March 1998. In December 1997 and January 1998, the bankruptcy judge ruled that The Ohio Bank and Mid Am Bank, respectively, were secured creditors with respect to certain of their outstanding Bennett portfolios. These decisions have been appealed by the bankruptcy trustee and the appeals are pending. No decision has been rendered with respect to $442 in loans from The Ohio Bank and Mid Am Bank which present different issues from the issues rendered by the bankruptcy judge. The Bennett loans are included in non-accrual loans.

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $17,567 and $23,168 at June 30, 1999 and December 31, 1998, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these

<PAGE 21>

loans, but rather that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review, which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of June 30, 1999, the Company did not have any loan concentrations which exceeded 10% of total loans.

The following table presents a summary of the Company's credit loss experience for the six months ended June 30, 1999 and 1998.

                                          1999             1998
Balance of allowance at
  beginning of year                     $54,008          $40,376

Loans charged-off:
  Real estate                             1,060              581
  Commercial and agricultural             1,639            1,886
  Installment and credit card             2,512            2,536
  Other loans                                 6
    Total loans charged-off               5,217            5,003

Recoveries:
  Real estate                               144              172
  Commercial and agricultural               405            1,525
  Installment and credit card               751              688
  Other loans                                20               30
    Total recoveries                      1,320            2,415

Net loans charged-off                     3,897            2,588
Provision charged to operating
  expense                                 5,082            6,387
Balance of allowance at
  end of period                         $55,193          $44,175

Ratio of net charge-offs to
  average loans outstanding                0.23%            0.16%
Allowance for credit losses
  to total loans                           1.61             1.38
Allowance for credit losses
  to total non-performing loans          448.21           399.67


The Company maintains an allowance for credit losses at a level adequate to absorb management's estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.



<PAGE 22>

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

The following table sets forth the Company's allocation of the allowance for credit losses as of June 30, 1999 and December 31, 1998.

                               June 30, 1999     December 31, 1998

  Construction                   $ 1,060             $   693
  Real estate                      7,530               6,504
  Commercial, financial
    and agricultural              20,170              20,647
  Installment and credit card      8,468               9,130
  Other loans                      1,324               1,820
  Unallocated                     16,641              15,214
    Total                        $55,193             $54,008



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

The Company's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At June 30, 1999, securities and other short-term investments with maturities of one year or less totaled $109,584, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term


<PAGE 23>

borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At June 30, 1999, these lines of credit enable the banks to borrow up to $528,575, of which $281,062 is currently outstanding.

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to the Company by its bank subsidiaries were limited to $4,616 at June 30,1999.

In March, 1999, the Company renegotiated an agreement with unrelated financial institutions which enabled the Company to borrow up to $75,000 through March 8, 2000. At June 30, 1999, the Company had borrowings of $48,000 under this agreement.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 1999, the Company had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk".


Year 2000 Readiness

The Year 2000 problem is the result of many existing computer programs using only the last two digits, rather than four digits, to indicate the year. Such programs may be unable to recognize a year that begins with "20" rather than "19". If not corrected, many computer programs could cause systems to fail or produce erroneous results.

Since 1996, the Company has been preparing for the Year 2000 problem and has been taking steps to ensure that its internal systems are secure from disruption of operations. The Company's Year 2000 project team, comprised of representatives of the Company and its affiliates, has invested more than 22,000 hours to date on this project. The Company core project team has met monthly addressing both internal and external issues. The team has identified over 650 systems that could be potentially affected by the Year 2000 problem. These systems include all information technology systems and computer chip embedded functions such as vaults, elevators, security systems, heating and cooling equipment and other operating facilities. The Company's efforts have been directed by a 5-phase plan to be completed in preparation for the Year 2000. The phases, which were established by the federal agencies that regulate financial institutions, include awareness, assessment, renovation, validation and implementation. These agencies are conducting special examinations of insured banks to see that they are taking the necessary steps to be prepared


<PAGE 24>

for the century date change. The Company and its affiliates are working closely with these agencies and have been following their specific criteria to assess our progress in Year 2000 readiness.

With regard to information technology systems, the Company utilizes standard industry hardware and widely used, licensed banking software for most of its information technology needs. The software packages are purchased, and the Company utilizes such software without material program modifications. Because of its reliance upon third parties, the Company has contacted its hardware and software vendors to obtain assurances that its systems are Year 2000 compliant. Additionally, all mission critical hardware and software systems (identified as 61 systems by the project team) have been tested and validated and have been deemed Year 2000 compliant. Furthermore, the Company has completed all scheduled vendor inquiries and testing for non-information technology systems, including building and banking equipment.

Externally, the Company has contacted its business partners regarding their Year 2000 preparedness. These partners include commercial customers, vendors, service suppliers, data exchange vendors and utility companies. The Company's affiliate banks have also sponsored educational seminars in select market areas to educate commercial clients regarding Year 2000 issues.

The Company is dependent on the continued operations of numerous third party vendors, suppliers and service providers. Any interruption in a third party's ability to provide goods and services, such as telecommunications, utilities and transportation, could create Year 2000 problems for the Company.

The Company has developed and adopted a comprehensive contingency plan in the unlikely event critical systems fail to function after the century date changes. Alternative methods of doing business have been developed and are in the process of being tested. These methods address data gathering, customer service procedures, and staffing needs before, during and after the Year 2000 changeover. This planning also includes non-compliance by third parties which may affect the Company's ability to conduct business.

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





<PAGE 25>

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

One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis. The Company also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at June 30, 1999. The present value of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate shocks to its financial instruments up and down 200 basis points.


<PAGE 26>

The following table presents an analysis of the potential sensitivity of the Company's annual net interest income and present value of the Company's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.

                             June 30,       December 31,
                               1999            1998           Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (0.6)%          (1.4)%           (10.0)%
-200 Basis points              (3.1)           (0.9)            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (23.5)          (12.1)%           (30.0)%
-200 Basis points              15.3            10.5             (30.0)


The change in market interest rate sensitivity for June 30, 1999 as compared to December 31, 1998 is primarily due to a reduction in prepayment speeds on loans and securities resulting from the higher interest rate environment and the growth in fixed rate loan originations. The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at June 30, 1999 fall within the Board of Directors guidelines.

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


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


<PAGE 27>

Item 4.  Submission of Matters to a Vote of Security Holders

At the Special Meeting of Sky Financial Group, Inc. Shareholders on July 21, 1999, ballot totals for the approval of the Amended and Restated Agreement and Plan of Merger dated as of April 19, 1999, by and among Sky Financial Group, Inc., First Western Bancorp, Inc. and First Western Acquisition Corporation (Transitory Sub) were as follows:

                   FOR          28,321,085       62.63%
                   AGAINST         924,676        2.04%
                   ABSTAIN         516,585        1.14%


At the Annual Meeting of Sky Financial Group, Inc. Shareholders on April 21, 1999, ballot totals for the election of eight Class I Directors to serve until the annual meeting of shareholders in 2002 were as follows:

                                  FOR                       WITHHELD
Class I
Gerald D. Aller                32,786,273    72.7%           608,385
Willard L. Davis               32,773,305    72.7            621,353
Kenneth E. McConnell           32,746,365    72.6            648,293
Edward J. Reiter               32,786,555    72.7            608,103
Patrick W. Rooney              32,792,069    72.7            602,589
C. Gregory Spangler            32,795,596    72.7            599,062
Robert E. Stearns              32,786,846    72.7            607,812
Glenn F. Thorne                32,753,252    72.6            641,406


The following incumbent Class II and Class III Directors who were not nominees for election at the April 21, 1999 Annual Meeting are as follows:

David A. Bryan             Thomas S. Noneman            Fred H. Johnson, III
Keith D. Burgett           Emerson J. Ross, Jr.         Marilyn O. McAlear
George N. Chandler, II     Douglas J. Shierson          James C. McBane
David R. Francisco         Marty E. Adams               Gerard P. Mastroianni
Del E. Goedeker            D. James Hilliker            Joseph N. Tosh, II
H. Lee Kinney              Richard R. Hollington, Jr.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              1.  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of June 7, 1999, describing the definitive agreement to merge Mahoning National Bancorp, Inc. into Sky Financial Group, Inc.



<PAGE 28>

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.



/s/  Kevin T. Thompson



Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:  August 13, 1999































<PAGE 29>

SKY FINANCIAL GROUP, INC.


                                EXHIBIT INDEX


Exhibit No.     Description                                    Page Number


   (11.1)       Statement Re Computation of Earnings
                  Per Common Share

                The information required by this exhibit
                  is incorporated herein by reference from the information contained in Note 8
                  "Earnings Per Share" on page 12 of the
                  Company's Form 10-Q for June 30, 1999.


   (27.1)       Financial Data Schedule                             30


   (99.1)       Form 8-K describing the definitive agreement
                  to merge Mahoning National Bancorp, Inc.
                  into Sky Financial Group, Inc.

                The information required by this exhibit
                  is incorporated herein by reference from the Company's Form 8-K dated June 7, 1999, filed with the Securities and Exchange Commission on June 7, 1999.