Form 10-Q
period 1999-09-30
SKY FINANCIAL GROUP INC
filed 1999-11-15
CIK 855876

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1999


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


The number of shares outstanding of the Registrant's common stock, without par value was 78,098,050 at November 8, 1999.













<PAGE  2>

SKY FINANCIAL GROUP, INC.


INDEX

                                                               Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          September 30, 1999 and December 31, 1998                  3

          Consolidated Statements of Income
          Three months ended September 30, 1999 and 1998
          Nine months ended September 30, 1999 and 1998             4

          Consolidated Statement of Changes in Shareholders' Equity
          Nine months ended September 30, 1999                      5

          Consolidated Statements of Comprehensive Income
          Three months ended September 30, 1999 and 1998
          Nine months ended September 30, 1999 and 1998             5

          Consolidated Statements of Cash Flows
          Nine months ended September 30, 1999 and 1998             6

          Notes to Consolidated Financial Statements                7

Item 2.   Management's Discussion and Analysis and
            Statistical Information                                15

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                      26


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                        27

Item 2.   Changes in Securities                                    27

Item 3.   Defaults Upon Senior Securities                          27

Item 4.   Submission of Matters to a Vote of Security Holders      27

Item 5.   Other Information                                        27

Item 6.   Exhibits and Reports on Form 8-K                         28


SIGNATURES                                                         29

EXHIBIT INDEX                                                      30

<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands)                   September 30,       December 31,
                                              1999               1998
ASSETS
Cash and due from banks                   $  284,313         $  247,284
Interest-bearing deposits
  with financial institutions                 23,500             13,544
Federal funds sold                            22,100             50,124
Loans held for sale                            7,784             96,221
Securities available for sale              1,966,005          2,126,833
Securities held to maturity
  (Estimated fair value $24,036)                 --              23,910

Total loans                                5,348,729          5,110,827
  Less allowance for credit losses           (85,560)           (80,748)
  Net loans                                5,263,169          5,030,079

Premises and equipment                       122,700            120,407
Accrued interest receivable
  and other assets                           269,692            324,864
    TOTAL ASSETS                          $7,959,263         $8,033,266

LIABILITIES
Deposits
  Non-interest-bearing deposits           $  728,230         $  711,277
  Interest-bearing deposits                4,970,635          5,295,635
    Total deposits                         5,698,865          6,006,912
Securities sold under repurchase
  agreements and federal funds purchased     636,661            637,300
Debt and FHLB advances                       930,291            618,328
Accrued interest payable
  and other liabilities                      105,716            159,013
    TOTAL LIABILITIES                      7,371,533          7,421,553

SHAREHOLDERS' EQUITY
Serial preferred stock,
  $10.00 par value;
  10,000,000 shares authorized;
  none issued                                    --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  78,553,523 and 77,961,833 shares
  issued in 1999 and 1998                    420,422            436,772
Retained earnings                            189,473            180,355
Treasury stock;  337,527 and
  1,328,310 shares in 1999 and 1998           (8,256)           (18,684)
Unallocated common stock held by ESOP           (717)              (814)
Accumulated other comprehensive income       (13,192)            14,084
    TOTAL SHAREHOLDERS' EQUITY               587,730            611,713
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $7,959,263         $8,033,266

<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands,           Three Months Ended      Nine Months Ended
  except per share data)            September 30,          September 30,
                                   1999       1998        1999        1998
Interest Income
Loans, including fees           $112,480   $111,056     $330,724    $328,023
Securities
  Taxable                         28,725     32,601       84,735      87,530
  Nontaxable                       2,397      2,551        7,285       7,555
Federal funds sold and other       1,130      1,629        3,365       4,919
  Total interest income          144,732    147,837      426,109     428,027

Interest Expense
Deposits                          48,197     57,643      148,167     164,531
Borrowed funds                    19,255     17,048       51,831      48,483
  Total interest expense          67,452     74,691      199,998     213,014

Net Interest Income               77,280     73,146      226,111     215,013

Provision for Credit Losses        7,355      4,028       16,097      13,927
Net Interest Income After
  Provision Credit Losses         69,925     69,118      210,014     201,086

Other Income
Trust department income            3,290      2,772        9,194       8,517
Service charges and fees on
  deposit accounts                 7,029      6,362       20,786      18,071
Mortgage banking income            3,802      6,533       16,012      19,718
Brokerage and insurance
  commissions                      4,406      2,342       11,749       7,183
Collection agency fees               679        904        1,944       3,485
Net securities gains                 297      1,317          916       1,852
Net gains on sales of
  commercial financing loans       4,982      4,834       13,766      13,699
Other income                       6,271      6,821       20,576      21,604
  Total other income              30,756     31,885       94,943      94,129

Other Expense
Salaries and employee benefits    30,765     33,026       91,316      96,262
Occupancy and equipment expense    9,619      9,640       29,075      28,145
Merger, integration, and
  restructuring expense           58,143        --        58,143       4,904
Other operating expense           16,515     21,133       52,600      62,023
  Total other expenses           115,042     63,799      231,134     191,334

Income(Loss) Before Income Taxes (14,361)    37,204       73,823     103,881
Income taxes                      (2,864)    11,404       24,801      31,865

  Net Income (Loss)             $(11,497)  $ 25,800     $ 49,022    $ 72,016

Earnings (Loss) per Common Share:
  Basic                         $  (0.15)  $   0.33     $   0.63    $   0.92
  Diluted                       $  (0.15)  $   0.33     $   0.62    $   0.91

<PAGE  5>

SKY FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited) (Dollars in thousands)

                                                    Accumulated   Unallocated
                                                      Other       Common Stock
                    Common    Retained   Treasury  Comprehensive    Held By
                     Stock    Earnings     Stock      Income         ESOP      Total
Balance as of
December 31,1998   $436,772   $180,355   $(18,684)   $ 14,084      $ (814)   $611,713

Net income                      49,022                                         49,022
Common cash
  dividends
($.57 per share)               (40,618)                                       (40,618)
Unrealized losses
  on securities
  available for
  sale                                                (27,641)                (27,641)
Treasury shares
  acquired                                (10,146)                            (10,146)
Treasury shares
  issued             (1,276)                3,390                               2,114
Canceled treasury
  shares            (17,184)               17,184                                 --
Shares issued to
  acquire Picton
  Cavanaugh, Inc.       313        481                    380                   1,174
Effect of conforming
  the year end of
  pooled affiliate    1,000        596                    (15)          3       1,584
Retirement of pooled
  affiliate common
  shares previously
  acquired             (897)                                                     (897)
Change in ESOP debt
  and release
  of shares                                                            94          94
Fractional shares
  and other items     1,694       (363)                                         1,331
Balance as of
September 30,1999  $420,422   $189,473    $(8,256)   $(13,192)     $ (717)   $587,730

SKY FINANCIAL GROUP, INC.
Consolidated Statements of Comprehensive Income (Unaudited)
(Dollars in thousands)
                                 Three Months Ended      Nine Months Ended
                                    September 30,          September 30,
                                   1999       1998        1999       1998

Net Income (Loss)               $(11,497)   $25,800    $ 49,022    $72,016
Other comprehensive income:
Unrealized (losses) gains
  arising during period           (2,160)     8,770     (41,724)    11,819
Reclassification adjustment
  for gains included in income      (297)    (1,317)       (916)    (1,852)
Net unrealized (loss) gain on
  securities available for sale   (2,457)     7,453     (42,640)     9,967
Tax effect                           861     (2,602)     14,999     (3,482)
Total other comprehensive
  (loss) gain                     (1,596)     4,851     (27,641)     6,485
Comprehensive Income            $(13,093)   $30,651    $ 21,381    $78,501

<PAGE  6>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)                             Nine Months Ended
                                                     September 30,
                                                   1999         1998

Net Cash From Operating Activities             $ 176,725    $ 201,382

Investing Activities
Net (increase) decrease in interest-bearing
  deposits in other banks                         (9,956)       1,980
Net decrease in federal funds sold                28,024       19,493
Securities available for sale:
  Proceeds from maturities and payments          539,615      462,344
  Proceeds from sales                            163,479       37,744
  Purchases                                     (562,717)    (966,310)
Securities held to maturity:
  Proceeds from maturities and payments            2,210      109,599
  Purchases                                          --       (24,736)
Proceeds from sales of loans                      16,222       29,454
Net increase in loans                           (264,265)    (295,423)
Purchases of premises and equipment              (15,450)     (15,428)
Purchases of life insurance contracts             (4,340)     (12,000)
Proceeds from sales of premises and equipment      4,603          855
Proceeds from sales of other real estate           1,250        1,927
Net Cash From Investing Activities              (101,325)    (650,501)

Financing Activities
Cash transferred in connection with the
  sale of branch deposits                        (95,917)     (40,884)
Purchases of branch deposits, net                  4,765      251,221
Net (decrease) increase in deposit accounts     (216,895)      92,524
Net (decrease) increase in federal funds
  and repurchase agreements                         (639)     142,323
Net increase (decrease) in short-term
  FHLB advances                                  229,792      (77,864)
Proceeds from issuance of debt
  and long-term FHLB advances                    101,187      189,117
Repayment of debt and long-term FHLB advances    (19,016)     (56,899)
Cash dividends and fractional shares paid        (37,362)     (29,899)
Proceeds from issuance of common stock             2,528        3,412
Treasury stock purchases                         (10,145)     (31,743)
Other items                                          --          (558)
Net Cash From Financing Activities               (41,702)     440,750

Net Increase (Decrease) in Cash and
  Due From Banks                                  33,698       (8,369)
Effect on Cash of Conforming the Year End
  of Pooled Entity                                 3,331          --
Cash and Due From Banks at Beginning of Year     247,284      226,278
Cash and Due From Banks at End of Period       $ 284,313    $ 217,909

Noncash transactions:
Securitization of loans held for sale          $   3,915    $     241

<PAGE  7>

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (the Company) is a bank holding company headquartered in Bowling Green, Ohio, which owns and operates four banks primarily engaged in the commercial banking business. The Company also operates businesses relating to collection services, broker-dealer operations, insurance, commercial finance lending, and other financial related services.

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

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1999, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. The Company's Annual Report for the year ended December 31, 1998, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of the Company include the accounts of Sky Bank, Mid Am Bank, The Ohio Bank (Ohio Bank), The Mahoning National Bank of Youngstown (Mahoning), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc. (SII), Sky Financial Solutions, Inc. (SFSI), Mid Am Financial Services, Inc. (MAFSI), Sky Insurance Agency, Inc. (Sky Insurance), Picton Cavanaugh, Inc. (Picton Cavanaugh), Freedom Financial Life Insurance Company (FFLIC), Mid Am Private Trust, N.A. (MAPT), Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I (MACT), First Western Capital Trust I
(FWCT) and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.


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

<PAGE  8>

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


3.  Mergers, Acquisitions, Business Formations and Divestitures

Effective September 30, 1999, Sky Financial Group, Inc. completed its acquisition of Mahoning National Bancorp, Inc., headquartered in Youngstown, Ohio. Mahoning National Bancorp, Inc. was an $847 million one-bank holding company. Under the terms of the transaction, shareholders of Mahoning National Bancorp, Inc. received approximately 11,375,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. The Company expects to merge The Mahoning National Bank of Youngstown into Sky Bank in the second quarter of 2000, when it will complete its data conversion.

Effective August 6, 1999, Sky Financial Group, Inc. completed its acquisition of First Western Bancorp, Inc. First Western Bancorp, Inc. was a
$2.2 billion bank holding company headquartered in New Castle, Pennsylvania. Under the terms of the transaction, shareholders of First Western Bancorp, Inc. received approximately 14,964,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. Immediately following the affiliation, First Western Bancorp, Inc.'s bank affiliate, First Western Bank, N.A., was merged into Sky Bank (formerly Citizens Banking Company).

Effective July 16, 1999, Sky Financial Group, Inc. completed its acquisition of Wood Bancorp, Inc. and its affiliate, First Federal Bank, Bowling Green, Ohio. First Federal Bank was a $167 million federal savings bank with seven offices in northwest Ohio. Under the terms of the transaction, shareholders of Wood Bancorp, Inc. received 2,312,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. Immediately following the affiliation, First Federal was merged into Mid Am Bank.

The following is a summary of the separate results of operations of the Company, Mahoning National Bancorp, Inc., First Western Bancorp, Inc. and Wood Bancorp, Inc. for the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997:

                               Six Months Ended
                                 June 30, 1999         1998             1997
Net interest income
  Company                          $ 93,944         $187,124         $180,614
  Mahoning National Bancorp, Inc.    18,745           35,990           34,369
  First Western Bancorp, Inc.        33,753           62,100           59,704
  Wood Bancorp, Inc.                  3,639            7,080            6,528
    Combined                       $150,081         $292,294         $281,215

<PAGE  9>

Net income
  Company                          $ 40,509         $ 17,808         $ 59,320
  Mahoning National Bancorp, Inc.     7,787           13,863           12,941
  First Western Bancorp, Inc.        10,922           17,923           20,282
  Wood Bancorp, Inc.                  1,301            2,369            1,675
    Combined                       $ 60,519         $ 51,963         $ 94,218


Effective May 1, 1999, Sky Financial Group, Inc. completed its acquisition of Picton Cavanaugh, Inc., a full service insurance agency which provides a wide array of property, casualty, surety, professional liability, health, life and executive benefit insurance products to individuals and businesses nationwide. Picton Cavanaugh was formed in 1898 and is headquartered in Toledo, Ohio. Under the terms of the transaction, shareholders of Picton Cavanaugh received approximately 318,000 shares of the Company's common stock in a tax-free exchange accounted for as a pooling of interests. The financial statements were not restated for this merger due to immateriality.

Effective December 4, 1998, The Ohio Bank, Findlay, Ohio, affiliated with the Company in a transaction accounted for as a pooling of interests. Shareholders of The Ohio Bank received 76.532 Company common shares of stock in exchange for each share of The Ohio Bank stock owned, with cash paid in lieu of fractional shares. A total of approximately 6.4 million Company common shares were issued in the merger. The Ohio Bank had assets of approximately $600 million, with 17 banking offices in western, central and northeastern Ohio. The Ohio Bank is operated as a wholly-owned subsidiary of the Company.

Effective October 2, 1998, Citizens Bancshares, Inc. (Bancshares) and Mid Am, Inc. (Mid Am) affiliated in a merger-of-equals transaction which was accounted for as a pooling of interests. In conjunction with the merger, Bancshares changed its name to Sky Financial Group, Inc. Shareholders of
Mid Am received 0.932 shares of Company common stock for each share of Mid Am stock owned, with cash paid in lieu of fractional shares. A total of approximately 21.8 million Company common shares were issued in the merger. Mid Am had assets of approximately $2.3 billion, with 83 banking offices located in western Ohio and southern Michigan.

Effective May 12, 1998, Century Financial Corporation, Rochester, Pennsylvania (CFC), merged into the Company. The transaction was affected through the exchange of 0.959 common shares of Company common stock for each of Century's outstanding common shares, with cash paid in lieu of fractional shares. A total of approximately 4.9 million Company common shares were issued in the merger. CFC had assets of approximately $453 million with 13 branches in Beaver and Butler counties in Pennsylvania. Century National Bank, CFC's bank subsidiary, is now operated as part of Citizens's branch network.

Effective March 6, 1998, UniBank, Steubenville, Ohio, affiliated with the Company by merging into Citizens. The transaction was affected through the exchange of 32.065 common shares of Company common stock for each of UniBank's outstanding common shares, with cash paid in lieu of fractional shares. A total of approximately 2.3 million Company common shares were issued in the merger. UniBank had assets of approximately $216 million with 12 offices in Jefferson and Columbiana counties in Ohio, and is operated as part of Citizen's branch network.

<PAGE 10>

4.  Merger, Integration and Restructuring Expenses

In the third quarter of 1999, the Company recorded merger, integration and restructuring charges of $58,143 ($41,690 after tax). The after-tax non-recurring charges for the third quarter of 1999 included a $24,700 after-tax expense related to the mergers and restructuring of Wood Bancorp, Inc., First Western Bancorp, Inc. and Mahoning National Bancorp, Inc., a $14,200 after-tax impairment loss related to prior branch acquisitions, a $2,800 after-tax expense for contractual payments related to changes in executive management and a $1,600 after-tax provision for credit losses related to the merged banks. As of September 30, 1999, the remaining unpaid charges were $11,213, the majority of which are expected to be paid during the fourth quarter of 1999. In 1998, the Company recorded merger, integration and restructuring charges totaling $54,487 ($38,382 after tax). The majority of the charges were associated with the merger and integration of the combined operations of Citizens Bancshares, Inc., Mid Am, Inc. and The Ohio Bank. As of September 30, 1999, the remaining unpaid charges were $4,930, the majority of which are expected to be paid during the fourth quarter of 1999.


5.  Securities

Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at September 30, 1999 and December 31, 1998 are as follows:

                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
September 30, 1999             Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies      $  720,252      $ 2,523     $ (7,696)   $  715,079
Obligations of states and
  political subdivisions      200,193        1,591       (1,941)      199,843
Corporate and other
  securities                   62,544          384       (2,648)       60,280
Mortgage-backed
  securities                  903,500        1,482      (14,589)      890,393
Total debt securities
  available for sale        1,886,489        5,980      (26,874)    1,865,595
Marketable equity
  securities                   99,811        6,187       (5,588)      100,410
Total securities
  available for sale       $1,986,300      $12,167     $(32,462)   $1,966,005





<PAGE 11>



                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
December 31, 1998              Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies      $  672,895      $ 7,225      $  (589)   $  679,531
Obligations of states and
  political subdivisions      211,148        4,174         (357)      214,965
Corporate and other
  securities                   82,928        4,826         (255)       87,499
Mortgage-backed
  securities                1,042,791        7,185       (2,366)    1,047,610
Total debt securities
  available for sale        2,009,762       23,410       (3,567)    2,029,605
Marketable equity
  securities                   95,414        4,526       (2,712)       97,228
Total securities
  available for sale       $2,105,176      $27,936      $(6,279)   $2,126,833



Securities Held to Maturity

                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
December 31, 1998              Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies        $ 14,998       $    2        $  (2)     $ 14,998
Obligations of states and
  political subdivisions        8,852          126           --         8,978
Corporate and other
  securities                       60           --           --            60
Total securities
  held to maturity           $ 23,910       $  128        $  (2)     $ 24,036


Securities held to maturity of approximately $6,800 were transferred from held to maturity to available for sale upon completion of the merger of Mahoning National Bancorp, Inc. in the third quarter of 1999.


6. Loans

The loan portfolios are as follows:

                                September 30, 1999      December 31, 1998
Real estate loans:
  Construction                        $  164,027           $  175,706
  Residential mortgage                 1,727,190            1,739,128
  Non-residential mortgage             1,279,137            1,251,981
Commercial, financial and
  agricultural                         1,281,383            1,087,511
Installment and credit card loans        885,525              848,648
Other loans                               11,467                7,853
  Total loans                         $5,348,729           $5,110,827


<PAGE  12>

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

At September 30, 1999, a minimum Tier I capital ratio of 4.00% and a total capital ratio of 8.00% were required. The Company's qualifying capital at September 30, 1999 exceeded both the Tier I and Tier II risk-based capital guidelines. In addition, a capital leverage ratio is used in connection with the risk-based capital standards which is defined as Tier I capital divided by total average assets adjusted for certain items. Included in Tier I capital are $48,600 of capital securities issued by the Company through special purpose trust subsidiaries. The following table presents the various capital and leverage ratios of the Company.

                                September 30, 1999     December 31, 1998
Total adjusted average assets
  for leverage ratio                 $7,817,691           $7,900,171
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       6,097,494            5,769,206
Tier I capital                          601,217              559,924
Total risk-based capital                728,406              689,022
Leverage ratio                              7.7%                 7.1%
Tier I capital ratio                        9.9                  9.7
Total capital ratio                        11.9                 11.9


Capital ratios applicable to the Company's banking subsidiaries at September 30, 1999 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0%       4.0%       8.0%
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Sky Bank                           7.0       10.4       12.1
     Mid Am Bank                        7.6        9.2       11.5
     Ohio Bank                          6.7        9.0       11.4
     Mahoning                           9.7       15.1       16.3



<PAGE 13>

In September, 1999, the Board of Directors of the Company authorized management to undertake purchases of up to 3,850,000 shares of the Company's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in the Company's stock option plan and for future stock dividend declarations. As of November 8, 1999, the Company had repurchased approximately 235,000 shares of common stock pursuant to its 1999 repurchase program. Under the 1998 plan, the Company repurchased approximately 504,000 shares of common stock.


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

Earnings per share data have also been restated for the 10% stock dividend declared in September and paid November 1, 1999.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:


(Shares in thousands)            Three Months Ended       Nine Months Ended
                                   September 30,             September 30,
                                  1999        1998          1999       1998
Numerator:
Net income                     $(11,497)    $25,800       $49,022    $72,016

Denominator:
Weighted-average common
  shares outstanding (basic)     78,253      77,859        78,148     77,991
Exercise of options                 708         997           803      1,054
Weighted-average common
  shares outstanding (diluted)   78,961      78,856        78,951     79,045

Earnings per share:
Basic                           $ (0.15)    $  0.33       $  0.63    $  0.92
Diluted                         $ (0.15)    $  0.33       $  0.62    $  0.91











<PAGE 14>


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


                                         Financial     Parent
Three Months Ended          Community     Service        and    Consolidated
September 30,                Banking     Affiliates     Other       Total

1999
Net interest income          $78,352     $   858     $ (1,930)    $ 77,280
Provision for credit losses    4,779         176        2,400        7,355
Net interest income
  after provision             73,573         682       (4,330)      69,925
Other income                  18,674      12,195         (113)      30,756
Other expenses                45,178      12,128       57,736      115,042
Income (loss) before
  income taxes                47,069         749      (62,179)     (14,361)
Income taxes                  15,042         290      (18,196)      (2,864)
Net income (loss)            $32,027     $   459     $(43,983)    $(11,497)

1998
Net interest income          $74,977     $   289     $ (2,120)    $ 73,146
Provision for credit losses    3,995          33           --        4,028
Net interest income
  after provision             70,982         256       (2,120)      69,118
Other income                  20,808      10,364          713       31,885
Other expenses                53,778       9,987           34       63,799
Income (loss) before
  income taxes                38,012         633       (1,441)      37,204
Income taxes                  11,932         269         (797)      11,404
Net income (loss)            $26,080     $   364     $   (644)    $ 25,800



<PAGE 15>

                                         Financial     Parent
Nine Months Ended           Community     Service        and    Consolidated
September 30,                Banking     Affiliates     Other       Total

1999
Net interest income         $230,016     $ 1,968     $ (5,873)    $226,111
Provision for credit losses   13,377         320        2,400       16,097
Net interest income
  after provision            216,639       1,648       (8,273)     210,014
Other income                  60,921      34,175         (153)      94,943
Other expenses               139,512      34,233       57,389      231,134
Income (loss) before
  income taxes               138,048       1,590      (65,815)      73,823
Income taxes                  44,167         663      (20,029)      24,801
Net income (loss)           $ 93,881     $   927     $(45,786)    $ 49,022

1998
Net interest income         $218,394     $   807     $ (4,188)    $215,013
Provision for credit losses   11,840          87        2,000       13,927
Net interest income
  after provision            206,554         720       (6,188)     201,086
Other income                  60,212      29,864        4,053       94,129
Other expenses               156,587      28,988        5,759      191,334
Income (loss) before
  income taxes               110,179       1,596       (7,894)     103,881
Income taxes                  35,029         646       (3,810)      31,865
Net income (loss)           $ 75,150     $   950     $ (4,084)    $ 72,016




Item 2.  Management's Discussion and Analysis and Statistical Information


(Dollars in thousands, except per share data)


Three Months Ended September 30, 1999 and 1998


Results of Operations

Net loss for the third quarter of 1999 was $11,497, a decrease of $37,297 over the third quarter of 1998 earnings of $25,800. Diluted earnings per common share for the third quarter of 1999, giving effect to the 10% stock dividend, was $(.15) ($(.15 basic), as to compared to $.33 ($.33 basic) for the same period in 1998. Reported net income for the third quarter of 1999 includes after-tax non-recurring items which reduced net income $43,250 or $.55 per diluted share. The after-tax non-recurring charges for the third quarter of 1999 included a $24,700 after-tax expense related to mergers and restructuring, a $14,200 after-tax impairment loss related to prior branch acquisitions, a $2,800 after-tax expense for contractual payments related to changes in executive management and a $1,600 after-tax provision for credit losses related to merged banks.

<PAGE 16>

Operating earnings, which exclude the after-tax non-recurring items, increased $5,953 or 23% to $31,753 for the third quarter of 1999 as compared to $25,800 for the same period in 1998. Operating earnings per diluted share for 1999 increased 21% to $.40 from $.33 in 1998. On this same basis, ROE was 20.65% and ROA was 1.60% in 1999 compared to 15.97% and 1.30%, respectively, in 1998.


Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of the Company's four commercial banks: Sky Bank, Mid Am Bank, Ohio Bank and Mahoning. The financial service affiliates include the Company's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, insurance, non-conforming mortgage lending, collection activities, wealth management and other financial related services.

The Company's business line results for the third quarter ended September 30, 1999 and 1998 are summarized in the table below.

                                           Net Income (Loss)
Quarter ended September 30,              1999            1998

Community Banking                     $ 32,027        $ 26,080
Financial Service Affiliates               459             364
Parent and Other                       (43,983)           (644)
Consolidated                          $(11,497)       $ 25,800


The increase in community banking net income in 1999 was primarily due to reductions in non-interest expense. The efficiency ratio was 45.7% for the third quarter of 1999 compared to 54.9% in the third quarter of 1998.
The 1999 community banking results reflect a ROE of 21.15% and a ROA of 1.65% compared to 16.13% and 1.33%, respectively, in the third quarter of 1998.

The financial service affiliates' earnings reflect the Company's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 18% in 1999.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The third quarter 1999 results included a non-recurring provision for credit losses of $2,400 ($1,560 after tax) and merger, integration and restructuring costs of $58,143 ($41,690 after tax).


Net Interest Income

Net interest income increased $4,134 to $77,280 in the third quarter of 1999 as compared to $73,146 for the same period in 1998. For the third quarter of 1999, average loans were $5,300,000, increasing 7% from the third quarter of 1998. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings.
Net interest income is affected by changes in the volumes, rates and

<PAGE 17>

composition of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the three months ended September 30, 1999 increased to 4.29% as compared to 4.07% for the same period in 1998.


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Company's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,327 or 83% to $7,355 in the third quarter of 1999 compared to $4,028 in the third quarter of 1998. The higher provision for credit losses in the third quarter of 1999 was attributable to the recognition of changes in risk factors and the Company's application of its allowance for credit losses methodology (see discussion under "Asset Quality"), primarily in the newly merged banks. The Company estimates the additional provision for credit losses in the newly merged banks was $2,400. Net charge-offs were $4,253 or 0.32% (annualized) of average loans during the three months ended September 30, 1999, compared to $3,135 or 0.25% (annualized) for the same period in 1998.

                              September 30,    December 31,   September 30,
                                    1999           1998            1998
Allowance for credit losses
  as a percentage of loans          1.60%          1.58%           1.42%
Allowance for credit losses
  as a percentage of
  non-performing loans            506.18         517.75          480.55


Other Income

The change in other income reflects the emphasis of the Company on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services, offset by a cyclical decline in mortgage banking. Other income for the third quarter of 1999 was $30,756, a decrease of $1,129 or 4% from the $31,885 for the same quarter of 1998. The decrease was primarily due to a decrease of $2,731 in mortgage banking income, a decrease of $1,020 in net securities gains and a decrease in collection agency fees of $225. The decreases were partially offset by an increase of $2,064 in brokerage and insurance commissions, an increase of $667 in service charges and fees on deposit accounts and an increase of $518 in trust department fee income. The decrease in mortgage banking revenue was due to lower origination volumes caused primarily by rising interest rates. The decrease in collection agency fees was primarily due to a reorganization of the collection agency business. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes.




<PAGE 18>


Other Expense

Other expense, excluding non-recurring charges, for the third quarter of 1999 was $56,899, a decrease of $6,900 or 11% from the $63,799 reported for the same quarter of 1998. The reduction in core operating expenses reflects the continuing benefits from the restructuring efforts to consolidate bank charters, convert computer systems and redesign the workforce, as well as cost savings achieved from the integration of the recently completed bank mergers. The efficiency ratio, excluding non-recurring items, was 51.66% for the third quarter of 1999, decreasing from 59.50% for the same quarter last year. Salaries and employee benefits which comprise the largest component of other expense decreased $2,261 or 7% in the third quarter of 1999 due to savings realized from the consolidation of ten previously separate banks into four banking units and elimination of duplicate positions. Occupancy and equipment remained level and other expenses decreased $4,618 or 22% to $16,515 in 1999 from $21,133 in 1998. The decrease in other expenses was primarily due to efficiencies realized from consolidating the banks and the conversion and integration of systems and processes within the Company.


Income Taxes

The provision for income taxes for the third quarter of 1999 decreased $14,268 due to pre-tax non-recurring merger, integration and restructuring expenses of $58,143. The effective tax rate for the third quarter of 1999, excluding non-recurring charges, was 31.2% as compared to 30.7% for the same period in 1998.



Nine Months Ended September 30, 1999 and 1998


Results of Operations

Net income for the nine months ended September 30, 1999 was $49,022, a decrease of $22,994 or 32% from the nine months ended September 30, 1998 earnings of $72,016. Diluted earnings per common share year to date for 1999, giving effect to the 10% stock dividend, was $.62 ($.63 basic), as compared to $.91 ($.92 basic) for the same period in 1998. After-tax non-recurring items reduced year to date 1999 net income by $43,250 or $.55 per diluted share and reduced year to date 1998 net income by $1,972 or $.03 per diluted share.

Operating earnings, which exclude the after-tax non-recurring items, increased $18,284 or 25% to $92,272 for the nine months ended September 30, 1999 as compared to $73,988 for the same period in 1998. Operating earnings per diluted share for 1999 increased 25% to $1.17 from $.94 in 1998. On this same basis, ROE was 19.91% and ROA was 1.58% in 1999 compared to 15.66% and 1.31%, respectively, in 1998.




<PAGE 19>


Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of the Company's four commercial banks: Sky Bank, Mid Am Bank, Ohio Bank and Mahoning. The financial service affiliates include the Company's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, insurance, non-conforming mortgage lending, collection activities, wealth management and other financial related services.

The Company's business line results for the nine months ended September 30, 1999 and 1998 are summarized in the table below.

                                           Net Income (Loss)
Nine Months Ended September 30,          1999            1998

Community Banking                     $ 93,881        $ 75,150
Financial Service Affiliates               927             950
Parent and Other                       (45,786)         (4,084)
Consolidated                          $ 49,022        $ 72,016


The increase in community banking net income in 1999 was primarily due to reductions in non-interest expense. The efficiency ratio was 47.0% year-to-date for 1999 compared to 55.0% for 1998. The 1999 community banking results reflect a ROE of 21.04% and a ROA of 1.64% compared to 16.81% and 1.35%, respectively, for the nine months ended September 30, 1998.

The financial service affiliates' earnings reflect the Company's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 14% in 1999.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. For 1999, results included a non-recurring provision for credit losses of $2,400 ($1,560 after tax) and merger, integration and restructuring costs of $58,143 ($41,690 after tax). For 1998, results included one-time recoveries of $3,740 ($2,884 after tax), a non-recurring provision for credit losses of $2,000 ($1,300 after tax) and merger, integration and restructuring costs of $4,904 ($3,555 after tax).


Net Interest Income

Net interest income increased $11,098 to $226,111 in the nine months ended September 30, 1999 as compared to $215,013 for the same period in 1998. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. The Company's net interest margin for the nine months ended September 30, 1999 increased to
4.28 in 1999 as compared to 4.19% for the same period in 1998.


<PAGE 20>

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in the Company's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $2,170 or 16% to $16,097 for the nine months ended September 30, 1999 compared to $13,927 for the same period in 1998. The higher provision for credit losses in 1999 was attributable to the recognition of changes in risk factors and the Company's application of its allowance for credit losses methodology (see discussion under "Asset Quality"), primarily in the merged banks. Net charge-offs were $11,318 or 0.29% (annualized) of average loans during the nine months ended September 30, 1999, compared to $9,061 or 0.25% (annualized) for the same period in 1998.

Other Income

The increase in other income reflects the emphasis of the Company on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services, partially offset by a cyclical decline in mortgage banking. Other income for the nine months ended September 30, 1999 was $94,943, an increase of $2,289 or 2% from the $92,654 for the same period of 1998 excluding a $1,475 favorable legal settlement. The increase was primarily due to an increase of $2,715 in service charges and fees on deposit accounts, an increase of $4,566 in brokerage and insurance commissions, and an increase of $677 in trust department fee income. The increases were partially offset by a decrease of $3,706 in mortgage banking revenue and a decrease of $1,541 in collection agency fees. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes. The increase in trust department fee income was due to the increase in customers. The decrease in mortgage banking revenue was due to lower origination volumes caused primarily by rising interest rates. The decrease in collection agency fees was primarily due to a reorganization of the collection agency business.

Other Expense

Other expense, excluding non-recurring items, for the nine months ended September 30, 1999 was $172,991, a decrease of $13,439 or 7% from the $186,430 reported for the same period of 1998. The reduction in core operating expenses reflects the continuing benefits from the restructuring efforts to consolidate bank charters, convert computer systems and redesign the workforce, as well as cost savings achieved from the integration of hte recently completed bank mergers. The efficiency ratio, excluding non-recurring items, was 52.83% for the nine months ended September 30, 1999, decreasing from 59.78% for the same period in 1998. Salaries and employee benefits which comprise the largest component of other expense decreased 5% year to date for 1999 due to savings realized from the consolidation of ten previously separate banks into four banking units and elimination of duplicate positions. Occupancy and equipment expense increased $930 or 3%. Other expenses decreased $9,423 or 15% to $52,600 in 1999 from $62,023 in 1998. The decrease in other expenses was primarily due to efficiencies realized from consolidating the banks and the conversion and integration of systems and processes within the Company.

<PAGE 21>

Income Taxes

The provision for income taxes for the nine months ended September 30, 1999 decreased $7,064, or 22%, to $24,801 compared to $31,865 for the same period in 1998 due to a decrease in pre-tax income. The effective tax rate for 1999 was 33.6% as compared to 30.7% for the same period in 1998.


Asset Quality

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                              September 30,    December 31,   September 30,
                                    1999           1998            1998

Non-accrual loans                 $14,726        $13,570         $14,344
Restructured loans                  2,177          2,026             518
Total non-performing loans         16,903         15,596          14,862
Other real estate owned             3,511          1,977           2,058
Total non-performing assets       $20,414        $17,573         $16,920

Loans 90 days or more past due
  and not on non-accrual          $ 8,050        $ 7,797         $10,278

Non-performing loans to
  total loans                        0.32%          0.31%           0.30%
Non-performing assets to
  total loans plus other
  real estate owned                  0.38           0.34            0.34
Allowance for credit losses to
  total non-performing loans       506.18         517.75          480.55
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.15           0.15            0.20


Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $28,814 and $30,423 at September 30, 1999 and December 31, 1998, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but rather that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to the Company's continuous process of loan review, which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of September 30, 1999, the Company did not have any loan concentrations which exceeded 10% of total loans.

<PAGE 22>

The following table presents a summary of the Company's credit loss experience for the nine months ended September 30, 1999 and 1998.

                                          1999             1998
Balance of allowance at
  beginning of year                     $80,748          $66,553

Loans charged-off:
  Real estate                             2,500              958
  Commercial and agricultural             2,631            3,780
  Installment and credit card            10,436            8,638
  Other loans                                67                5
    Total loans charged-off              15,634           13,381

Recoveries:
  Real estate                               690              473
  Commercial and agricultural             1,190            1,894
  Installment and credit card             2,414            1,914
  Other loans                                22               39
    Total recoveries                      4,316            4,320

Net loans charged-off                    11,318            9,061
Provision charged to operating
  expense                                16,097           13,927
Balance of allowance at
  end of period                         $85,560          $71,419

Ratio of net charge-offs to
  average loans outstanding                0.29%            0.25%
Allowance for credit losses
  to total loans                           1.60             1.42
Allowance for credit losses
  to total non-performing loans          506.18           480.55


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


<PAGE 23>

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

The following table sets forth the Company's allocation of the allowance for credit losses as of September 30, 1999 and December 31, 1998.

                           September 30, 1999     December 31, 1998

  Construction                   $   745              $   693
  Real estate                     10,072                8,091
  Commercial, financial
    and agricultural              23,816               25,739
  Installment and credit card     21,775               18,008
  Other loans                        501                1,820
  Unallocated                     28,651               26,397
    Total                        $85,560              $80,748


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

The Company's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At September 30, 1999, securities and other short-term investments with maturities of one year or less totaled $188,786, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At September 30, 1999, these lines of credit enable the banks to borrow up to $886,867, of which $736,024 is currently outstanding.

Since the Company is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to the Company by its bank subsidiaries without prior regulatory approval were limited to $25,110 at September 30,1999.


<PAGE 24>

In September, 1999, the Company renegotiated an agreement with unrelated financial institutions which enabled the Company to borrow up to $100,000 through March 8, 2000. At September 30, 1999, the Company had borrowings of $77,000 under this agreement.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. The Company manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 1999, the Company had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk".


Year 2000 Readiness

The Year 2000 problem is the result of many existing computer programs using only the last two digits, rather than four digits, to indicate the year. Such programs may be unable to recognize a year that begins with "20" rather than "19". If not corrected, many computer programs could cause systems to fail or produce erroneous results.

Since 1996, the Company has been preparing for the Year 2000 problem and has been taking steps to ensure that its internal systems are secure from disruption of operations. The Company's Year 2000 project team, comprised of representatives of the Company and its affiliates, has invested more than 22,000 hours to date on this project. The Company's core project team has met at least monthly addressing both internal and external issues. The team has identified over 650 systems that could be potentially affected by the Year 2000 problem. These systems include all information technology systems and computer chip embedded functions such as vaults, elevators, security systems, heating and cooling equipment and other operating facilities. The Company's efforts have been directed by a 5-phase plan to be completed in preparation for the Year 2000. The phases, which were established by the federal agencies that regulate financial institutions, include awareness, assessment, renovation, validation and implementation. These agencies are conducting special examinations of insured banks to see that they are taking the necessary steps to be prepared for the century date change. The Company and its affiliates are working closely with these agencies and have been following their specific criteria to assess our progress in Year 2000 readiness.

With regard to information technology systems, the Company utilizes standard industry hardware and widely used, licensed banking software for most of its information technology needs. The software packages are purchased, and the Company utilizes such software without material program modifications. Because of its reliance upon third parties, the Company has obtained assurances from its primary hardware and software vendors that its systems are Year 2000 compliant. Additionally, all mission critical hardware and software systems (identified as 61 systems by the project team) have been tested and validated and have been deemed Year 2000 compliant. Furthermore, the Company has completed all scheduled vendor inquiries and testing for non-information technology systems, including building and banking equipment.

<PAGE 25>

Externally, the Company has contacted its business partners regarding their Year 2000 preparedness. These partners include significant commercial customers, vendors, service suppliers, data exchange vendors and utility companies. The Company's affiliate banks have also sponsored educational seminars in select market areas to educate commercial and consumer clients regarding Year 2000 issues.

The Company has developed and adopted a comprehensive contingency plan in the unlikely event critical systems fail to function after the century date changes. Alternative methods of doing business have been developed and have been tested. These methods address data gathering, customer service procedures, and staffing needs before, during and after the Year 2000 changeover. This planning also includes non-compliance by third parties which may affect the Company's ability to conduct business.

The Company is dependent on the continued operations of numerous third party vendors, suppliers, utilities and service providers. Any interruption in a third party's ability to provide goods and services, such as telecommunications, utilities and transportation, could create Year 2000 problems for the Company. In addition, the failure of adequate Year 2000 preparation by the Company's commercial business customers could adversely effect the Company.

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

<PAGE 26>

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

One method the Company uses to manage its interest rate risk is a rate sensitivity gap analysis. The Company also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of the Company's financial instruments using interest rates in effect at September 30, 1999. The present value of financial instruments is calculated using estimated cash flows based on weighted-average contractual rates and terms, then discounted at the estimated current market interest rate for similar financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. The Company applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of the Company's annual net interest income and present value of the Company's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.

                           September 30,
                               1999          Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (3.5)%          (10.0)%
-200 Basis points               0.7            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (18.0)           (30.0)%
-200 Basis points              13.7            (30.0)


Prior year end data for comparison purposes is not available. The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at September 30, 1999 fall within the Board of Directors guidelines.


<PAGE 27>


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



Item 5.  Other Information

         Not applicable.



<PAGE 28>


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              1.  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of July 29, 1999, describing the completion of the Company's acquisition of Wood Bancorp, Inc.

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of August 30, 1999, describing the completion of the Company's acquisition of First Western Bancorp, Inc.

The Company filed a report on Form 8-K/A with the Securities and Exchange Commission as of September 28, 1999, reporting the financial statements and pro forma financial information required pursuant to Item 7 of Form 8-K with respect to the merger of First Western Bancorp, Inc.

The Company filed a report on Form 8-K with the Securities and Exchange Commission as of October 1, 1999, describing the completion of the Company's acquisition of Mahoning National Bancorp, Inc., the change in executive management of the Company, the declaration of a 10% common stock dividend and the reauthorization of the Company's common stock repurchase plan.





























<PAGE 29>

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.




/s/ Kevin T. Thompson


Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:  November 15, 1999































<PAGE 30>

SKY FINANCIAL GROUP, INC.

                                EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

   (11.1)       Statement Re Computation of Earnings
                Per Common Share
                    The information required by this exhibit is incorporated herein by reference from the information contained in Note 8 "Earnings Per Share" on page 12 of the Company's Form 10-Q for September 30, 1999.

   (27.1)       Financial Data Schedule                               30

   (99.1) Form 8-K describing the completion of the Company's acquisition of Wood Bancorp, Inc.
                    The information required by this exhibit is incorporated herein by reference from the Company's Form 8-K dated July 16, 1999, filed with the Securities and Exchange Commission on July 29, 1999.

   (99.2) Form 8-K describing the completion of the Company's acquisition of First Western Bancorp, Inc.
                    The information required by this exhibit is incorporated herein by reference from the Company's Form 8-K dated August 30, 1999, filed with the Securities and Exchange
                    Commission on August 30, 1999.

   (99.3) Form 8-K reporting the financial statements required pursuant to Item 7 of Form 8-K with respect to the merger of First Western Bancorp, Inc.
                    The information required by this exhibit is incorporated herein by reference from the Company's Form 8-K dated September 28, 1999, filed with the Securities and Exchange
                    Commission on September 28, 1999.

   (99.4) Form 8-K describing the completion of the Company's acquisition of Mahoning National Bancorp, Inc., the change in executive management of the Company, the declaration of a 10% common stock dividend and the reauthorization of the Company's common stock repurchase plan.
                    The information required by this exhibit is incorporated herein by reference from the Company's Form 8-K dated October 1, 1999, filed with the Securities and Exchange Commission on October 1, 1999.