Form 10-K
period 1999-12-31
SKY FINANCIAL GROUP INC
filed 2000-03-23
CIK 855876

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

                                 FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ X ]

Based on the closing sales price of March 15, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,071,620,000.

The number of shares outstanding of the Registrant's common stock, without par value was 77,493,888 at March 15, 2000.

Certain specifically designated portions of Sky Financial Group, Inc.'s
1999 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of Sky Financial Group, Inc.'s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated be reference into Part III of this Form 10-K.


<PAGE  2>
                                INDEX


                                                                  10-K
                                                                  Page
PART I

Item 1.  Business ...........................................       3

Item 2.  Properties .........................................       8

Item 3.  Legal Proceedings ..................................       9

Item 4.  Submission of Matters to a Vote of Security Holders        9


PART II

Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters ................................       9

Item 6.  Selected Financial Data ............................       9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................       9

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk ........................................       9

Item 8.  Financial Statements and Supplementary Data ........      10

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................      10


PART III

Item 10. Directors and Executive Officers of Registrant .....      10

Item 11. Executive Compensation .............................      11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management .....................................      12

Item 13. Certain Relationships and Related Transactions .....      12


PART IV

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K ...............................      12

Signatures ..................................................      15

Exhibit Index ...............................................      17



<PAGE  3>

PART I

Item 1.  INFORMATION ABOUT SKY FINANCIAL GROUP, INC.

Sky Financial Group, Inc. (Sky Financial), a financial services holding company, has four bank subsidiaries with a total of 205 banking centers and 149 ATMs located in Ohio, southern Michigan, western Pennsylvania and West Virginia. Sky Financial also owns nine financial services subsidiaries which engage in lines of business closely related to banking. Based on total assets as of December 31, 1999, Sky Financial was the 7th largest bank holding company based in Ohio. Through its banking subsidiaries, Sky Financial offers a wide range of lending, depository, trust, and related financial services to individual and business customers.


The Holding Company

Sky Financial Group, Inc., a registered bank holding company, is the resulting company from the October 2, 1998 merger of equals between Citizens Bancshares, Inc. (Bancshares) and Mid Am, Inc. (Mid Am). In conjunction with the merger, Bancshares changed its name to Sky Financial Group, Inc. Sky Financial's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from Sky Financial in selected critical areas. This local market orientation is reflected in the bank subsidiaries' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The bank subsidiaries concentrate on customer service and business development, while relying upon the support of Sky Financial in identifying operational areas that can be effectively centralized without sacrificing the benefits of a local orientation. Primary candidates for centralization are those functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

Sky Financial's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Similarly, Sky Financial's customer base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single customer.

Sky Financial's strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, internal growth and through acquisitions of financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.


<PAGE  4>

There is significant competition among commercial banks in Sky Financial's market area. As a result of the deregulation of the financial services industry, Sky Financial also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of Sky Financial's competitors, including certain regional bank holding companies which have made acquisitions in Sky Financial's market area, have substantially greater resources than those of Sky Financial, and as such, may have higher lending limits and may offer other services not available through the bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

The Company's executive offices are located at 221 South Church Street, Bowling Green, Ohio, and its telephone number is (419)327-6300.


The Bank Subsidiaries

Sky Bank (formerly known as The Citizens Banking Company), headquartered in Salineville, Ohio and owned by Sky Financial since the formation of Sky Financial's predecessor in 1982, was organized and chartered in 1902. Sky Bank had total assets of $3.79 billion at December 31, 1999, and operates 91 banking centers in eastern Ohio, western Pennsylvania and West Virginia.

The Mahoning National Bank of Youngstown (Mahoning), headquartered in Youngstown, Ohio was acquired by Sky Financial in 1999. Mahoning had total assets of $832 million at December 31, 1999, and operates 21 banking centers in eastern Ohio. Mahoning will be merged into Sky Bank during the second quarter of 2000.

Mid Am Bank, headquartered in Toledo, Ohio, was formed in 1952. With total assets of $1.96 billion at December 31, 1999, it operates 55 banking centers in northwest Ohio and southern Michigan.

The Ohio Bank (Ohio Bank), headquartered in Findlay, Ohio, was organized in 1897. At December 31, 1999, Ohio Bank had total assets of $1.35 billion and 38 banking centers in central western Ohio.

For additional information on Sky Financial's bank subsidiaries, see Note 2, "Mergers, Acquisitions, Business Formations and Divestitures" on pages 45 through 48 of Sky Financial's 1999 Annual Report to Shareholders.


The Financial Services Subsidiaries

Sky Asset Management Services, Inc. (SAMSI) is Sky Financial's Florida-based professional recovery services firm, formed in 1996 as a result of the merger of two of Sky Financial's collection affiliates. SAMSI serves various governmental agencies, retail, insurance and commercial clients primarily in the Southeastern United States.


<PAGE  5>

Sky Investments, Inc. (SII), Bryan, Ohio is Sky Financial's broker/dealer affiliate, which provides its customers investment services throughout the United States through its 175 registered representatives. SII also provides non-depository investment products to the customers of the Bank Subsidiaries.

Sky Financial Solutions, Inc. (SFS) is Sky Financial's specialized medical financing and leasing unit based in Columbus, Ohio. Beginning with its formation in 1996, SFS has offered equipment and practice acquisition financing to medical and dental professionals throughout the United States.
SFS sells substantially all of its financing originations to funding sources in the secondary market.

Mid Am Financial Services, Inc. (MAFSI) is Sky Financial's consumer finance company headquartered in Indianapolis, Indiana. MAFSI engages in non-conforming residential mortgage lending for customers with difficult financing needs, and sells substantially all of its originations in the secondary market.

Effective January 1, 2000, Sky Financial centralized its entire trust business into a newly-chartered trust company, Sky Trust, N.A. (Sky Trust). To facilitate the formation, the trust business of each bank affiliate and Mid Am Private Trust (MAPT) was transferred to Sky Trust and MAPT was merged into Sky Trust. Sky Trust, a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio.

Sky Technology Resources, Inc. (Sky Tech) is Sky Financial's data processing and operations affiliate which, through its facilities in Bowling Green, Ohio and East Liverpool, Ohio, provide comprehensive back-room services and support to Sky Financial's affiliates.

Freedom Financial Life Insurance Company (Freedom), owned by Sky Financial since 1985, was organized and chartered under the laws of the State of Arizona. Freedom is a reinsurance company providing credit life and accident and health insurance coverage to loan customers of the Bank Subsidiaries.

Freedom Express, Inc. (Express), owned by Sky Financial since 1994, was chartered in Ohio in 1984. Express is a courier company formed to transport papers and documents between and among the states of Ohio, Pennsylvania and West Virginia.


Supervision and Regulation

Sky Financial is subject to the provisions of the Bank Holding Company Act of 1956, as amended (the Act), which requires a bank holding company to register under the Act and to be subject to the regulations of the Board of Governors of the Federal Reserve System (FRB). Pursuant to Federal Reserve policy, Sky Financial is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such banks. As a bank holding company, Sky Financial is required to file with the Board of Governors an annual report and such additional information as the Board of Governors may require pursuant to the Act. The Act requires prior approval by the Board of Governors of the acquisition by a bank holding company, or any subsidiary thereof, of more than five percent (5%) of the voting stock or substantially all the assets of any bank within the United States.


<PAGE 6>

The Act also prohibits a bank holding company, with certain exceptions, from acquiring more than five percent (5%) of the voting stock of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. The Board of Governors is also authorized to approve, among other things, the ownership of shares by a bank holding company in any company the activities of which the Board of Governors has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has, by regulation, determined that certain activities, including mortgage banking, operating small loan companies, factoring, furnishing certain data processing operations, holding or operating properties used by banking subsidiaries or acquired for such future use, providing certain investment and financial advice, leasing (subject to certain conditions) real or personal property, providing management consulting advice to certain depository institutions, providing securities brokerage services, arranging commercial real estate equity financing, underwriting and dealing in bank eligible securities, providing consumer financial counseling, operating a collection agency, owning and operating a savings association, operating a credit bureau and conducting certain real estate investment activities and acting as insurance agent for certain types of insurance, are closely related to banking within the meaning of the Act. It also has determined that certain other activities, including real estate brokerage and syndication, land development, and property management, are not related to credit transactions and are not permissible. Each of the non-banking activities conducted by Sky Financial through its financial services affiliates are activities which have been deemed by the Board of Governors to be closely related to banking within the meaning of the Act.

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

Sky Financial is a legal entity separate and distinct from its banking and other subsidiaries. Most of Sky Financial's revenues result from dividends paid to it by its bank subsidiaries. There are statutory and regulatory requirements applicable to the payment of dividends by subsidiary banks as well as by Sky Financial to its shareholders.

Sky Financial's three bank subsidiaries, Sky Bank (Mahoning will be merged into Sky Bank during the second quarter of 2000), Mid Am Bank and Ohio Bank are all Ohio chartered banks and subject to supervision and regular examination by the Ohio Divisions of Financial Institutions (DFI), and as members of the Federal Reserve System, are subject to the applicable provisions of the Federal Reserve Act. The Company's financial service subsidiaries are subject to various state and federal regulatory bodies and licensing agencies. SII is subject to regulations of the Federal Reserve Board, the Securities and Exchange Commission and supervision by the National Association of Securities Dealers as well as various state securities and insurance regulatory agencies. SAMSI, MAFSI and SFS are subject to various state licensing requirements and are subject to the regulations of the Federal Reserve Board. Sky Financial, as a bank holding company, is subject to supervision and regular examination by the Federal Reserve System. The deposits of all banking subsidiaries of Sky Financial are insured by the Federal Deposit Insurance Corporation, to the


<PAGE  7>

extent provided by law, and as such are subject to the provisions of the Federal Deposit Insurance Act.

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

The payment of dividends by Sky Financial and Sky Financial's subsidiaries is also affected by various regulatory requirements and policies, such as the requirement to maintain capital at or above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FRB and the DFI have each indicated that paying dividends that deplete a bank's capital base to an inadequate level should be an unsafe and unsound banking practice. The FRB, the DFI and the FDIC have issued policy statements which provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (CRA) by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the FRB has determined to be closely related to banking. A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has CRA rating of satisfactory or better.


<PAGE  8>

In addition, the information contained in Note 20 "Regulatory Matters" on pages 64 and 65 of the Company's 1999 Annual Report to Shareholders is incorporated by reference in response to this item.


Employees

As of December 31, 1999, Sky Financial and its subsidiaries had approximately 2,951 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.


Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," and related discussion is incorporated by specific references from the indicated pages of Sky Financial's 1999 Annual Report to Shareholders as indicated below.
                                                       Page in 1999 Annual
                                                     Report to Shareholders

    Financial Ratios ................................          18
    Business Line Results ...........................          20
    Net Interest Income; Average Balance Sheets
      and Related Yields and Rates; Volume and
      Rate Variance Analysis ........................       21-23
    Loan Portfolio; Non-performing Assets;
      Risk Elements .................................       25-28
    Provision and Allowance for Credit Losses .......       28-30
    Securities ......................................       31-32
    Deposits ........................................       32-33
    Short-term Borrowings ...........................          33



Item 2.  PROPERTIES

Sky Financial's executive offices are located in Bowling Green, Ohio. The Bank Subsidiaries operate 205 banking centers, the majority of which are owned, with the remaining banking centers under lease agreements, including 13 leased from Bancsites, Inc. (Bancsites) under long-term lease agreements. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders. Also, the information contained in Note 5 "Premises and Equipment" on page 51 of Sky Financial's 1999 Annual Report to Shareholders isincorporated herein by reference in response to this item.





<PAGE  9>


Item 3.  LEGAL PROCEEDINGS

The information contained in Note 17 "Contingencies" on page 62 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.




PART II



Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SHAREHOLDER MATTERS

The information contained under the caption "SHAREHOLDER INFORMATION" on page 74 and the information contained in Note 20 "Regulatory Matters" on pages
64 and 65 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item. Sky Financial's common stock is traded on the NASDAQ National Market System under the symbol "SKYF." At March 15, 2000, there were approximately 17,000 holders of record of Sky Financial's common stock.



Item 6.  SELECTED FINANCIAL DATA

The information contained under the caption "SUMMARY OF FINANCIAL DATA" on page 18 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS

The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 19 through 36 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption " MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 34 through 36 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.


<PAGE 10>

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information contained under the caption "QUARTERLY FINANCIAL HIGHLIGHTS" on the inside of the front cover and the audited financial statements contained on pages 37 through 68 of Sky Financial's 1999 Annual Report to Shareholders is incorporated herein by reference in response to this item.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, Sky Financial's 1999 Annual Report to Shareholders is not to be deemed filed as part of this report.



Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING
           AND FINANCIAL DISCLOSURE

Not applicable.



PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 4 and "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 through 8 of Sky Financial's 2000 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2000, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                              Position With Company or             Officer
Executive Officer      Age    Subsidiary and Experience             Since*


Marty E. Adams          47    President and Chief Executive          1977
                              Officer of Sky Financial; formerly
                              President and Chief Operating
                              Officer of Sky Financial; formerly
                              Vice Chairman of the Board,
                              President and Chief Executive
                              Officer of Citizens Bancshares, Inc.
                              and The Citizens Banking Company

Frank J. Koch           46    Executive Vice President and           1988
                              Senior Credit Officer of Sky
                              Financial; formerly Executive
                              Vice President of Citizens
                              Bancshares, Inc.


<PAGE 11>

Thomas J. O'Shane **    52    Senior Executive Vice President;       1988
                              formerly Chairman of the Board and
                              President and Chief Executive Officer
                              of First Western Bancorp, Inc.

W. Granger Souder, Jr.  39    Executive Vice President, General      1989
                              Counsel and Secretary of the Company;
                              formerly Executive Vice President
                              and General Counsel of Mid Am, Inc.;
                              formerly employed as a securities
                              attorney in private practice

Kevin T. Thompson       46    Executive Vice President and           1998
                              Chief Financial Officer of the
                              Company; formerly Senior Vice
                              President/Controller of First
                              of America Bank Corporation

James F. Burwell        49    President and Chief Executive          1980
                              Officer of The Ohio Bank; formerly
                              Chief Operating Officer of The Ohio
                              Bank; formerly President and Chief
                              Executive Officer of First National
                              Bank Northwest Ohio

Richard L. Hardgrove    61    President and Chief Executive          1998
                              Officer of Sky Bank; formerly
                              Deputy Superintendent of the Ohio
                              Division of Financial Institutions;
                              formerly Chief Operating Officer
                              of First Bancorporation

Patrick A. Kennedy **   53    President and Chief Executive          1981
                              Officer of Mid Am Bank; formerly
                              Executive Vice President/Lending of
                              Mid Am Bank; formerly Senior Vice
                              President/Lending of First National
                              Bank Northwest Ohio

* Includes period in which executive officer was an officer of a subsidiary or acquired company.

** On March 13, 2000, Mid Am Bank announced the appointment of Thomas J. O'Shane as Interim President and CEO and Edward J. Reiter as Chairman of the Board of Directors of Mid Am Bank. The Board of Directors of Mid Am Bank accepted the resignation of Patrick A. Kennedy on March 10, 2000.



Item 11.  EXECUTIVE COMPENSATION

The information contained under the captions "EXECUTIVE COMPENSATION" on pages 9 through 11 and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" on pages 13 through 15 of Sky Financial's 2000 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2000, is incorporated herein by reference in response to this item.


<PAGE 12>

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions "ELECTION OF DIRECTORS" on pages
1 through 4, "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 through 8 and "EXECUTIVE COMPENSATION" on pages 9 through 11 of Sky Financial's 2000 Proxy Statement filed with the Securities and Exchange Commission on
March 3, 2000, is incorporated herein by reference in response to this item.

Sky Financial has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of Sky Financial.



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "CERTAIN TRANSACTIONS" on page 17 of Sky Financial's 2000 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2000, is incorporated herein by reference in response to this item.




PART IV



Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                     Page in 1999 Annual
                                                    Report to Shareholders*
(1) Financial Statements:
    Report of Independent Auditors ..................         37
    Consolidated Balance Sheets at
      December 31, 1999 and 1998 ....................         38
    Consolidated Statements of Income for
      the three years ended December 31, 1999 .......         39
    Consolidated Statements of Changes in
      Shareholders' Equity for the three years
      ended December 31, 1999 .......................         40
    Consolidated Statements of Cash Flows for
      the three years ended December 31, 1999 .......         41
    Notes to Consolidated Financial Statements ......       42-68

* Incorporated by reference from the indicated pages of the 1999 Annual Report to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



<PAGE 13>

The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit
Number              Exhibit

  2.1 Agreement and Plan of Merger dated as of June 6, 1999, by and between Sky Financial Group, Inc. and Mahoning National Bancorp, Inc.
  2.2 Agreement and Plan of Merger dated as of December 14, 1998 and amended and restated as of April 19, 1999, by and among Sky Financial Group, Inc., First Western Bancorp, Inc. and First Western Acquisition Corp
  2.3 Agreement and Plan of Merger dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
  3.1   Sky Financial's Sixth Amended and Restated Articles of Incorporation
  3.2   Sky Financial's Code of Regulations, as amended
  4.1 Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent
 10.1 Sky Financial's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
 10.2   Sky Financial's 1998 Stock Option Plan for Employees
 10.3   Sky Financial's Non-Qualified Retirement Plan
 10.4   Sky Financial's Employee Stock Ownership Pension Plan
 10.5   Sky Financial's Profit Sharing and 401(k) Plan
 10.6   Stock Option Agreement dated as of June 7, 1999, by and between
           Sky Financial Group, Inc. and Mahoning National Bancorp, Inc.
 10.7 Stock Option Agreement effective as of December 15, 1998, by and between Sky Financial Group, Inc. and First Western Bancorp, Inc.
 10.8 Stock Option Agreement dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc.
 10.9 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives.
 10.10  Employment Agreement between Sky Financial and David R. Francisco
 10.11  Employment Agreement between Sky Financial and Marty E. Adams
 10.12 Letter agreement between Sky Financial and Thomas J. O'Shane dated August 6, 1999.
 10.13  Employment Agreement by and among Sky Financial, The Citizens
           Banking Company, Century National Bank and Trust Company and
           Joseph N. Tosh, II
 10.14 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.
 10.15 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial.
 11.1   Statement Re:  Computation of Per Share Earnings
 13.1   Sky Financial's 1999 Annual Report to Shareholders
 20.1   Sky Financial's Proxy Statement for its 2000 Annual Meeting
 21.1   Subsidiaries of Sky Financial
 23.1   Consent of Independent Auditors
 24.1   Power of Attorney
 27.1   Financial Data Schedules (1999)
 27.2   Financial Data Schedules (1998)
 27.3   Financial Data Schedules (1997)



<PAGE 14>


(b) Reports on Form 8-K

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of October 1, 1999, describing the completion of Sky Financial's acquisition of Mahoning National Bancorp, Inc., the change in executive management of Sky Financial, the declaration of a 10% common stock dividend and the reauthorization of Sky Financial's common stock repurchase plan.
















































<PAGE 15>
                               SIGNATURES

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

                        March 22, 2000

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                               Signatures
       *
Marty E. Adams          Director/President/CEO       March 22, 2000


Kevin T. Thompson       Executive Vice President/CFO

       *
Gerald D. Aller                Director              March 22, 2000

       *
David A. Bryan                 Director              March 22, 2000

       *
Keith D. Burgett               Director              March 22, 2000

       *
George N. Chandler, II         Director              March 22, 2000

       *
Robert C. Duvall               Director              March 22, 2000

       *
Del E. Goedeker                Director              March 22, 2000

       *
D. James Hilliker              Director              March 22, 2000

       *
Richard R. Hollington, Jr.     Director              March 22, 2000

       *
Charles I. Homan               Director              March 22, 2000


Fred H. Johnson, III           Director


<PAGE 16>

       *
H. Lee Kinney                  Director              March 22, 2000

       *
Jonathan A. Levy               Director              March 22, 2000

       *
Gerard P. Mastroianni          Director              March 22, 2000

       *
Marilyn O. McAlear             Director              March 22, 2000

       *
James C. McBane                Director              March 22, 2000

       *
Kenneth E. McConnell           Director              March 22, 2000

       *
Thomas S. Noneman              Director              March 22, 2000

       *
Thomas J. O'Shane              Director              March 22, 2000

       *
Edward J. Reiter               Director              March 22, 2000

       *
Gregory L. Ridler              Director              March 22, 2000

       *
Patrick W. Rooney              Director              March 22, 2000

       *
Emerson J. Ross, Jr.           Director              March 22, 2000

       *
Douglas J. Shierson            Director              March 22, 2000

       *
C. Gregory Spangler            Director              March 22, 2000

       *
Robert E. Spitler              Director              March 22, 2000

       *
Robert E. Stearns              Director              March 22, 2000

       *
Joseph N. Tosh, II             Director              March 22, 2000

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

                          BY:  /s/ Kevin T. Thompson
                          Kevin T. Thompson
                          Attorney-In-Fact


<PAGE 17>

                                 FORM 10-K

                               EXHIBIT INDEX


Exhibit
Number              Exhibit

  2.1   Agreement and Plan of Merger dated June 6, 1999, by and between
           Sky Financial Group, Inc. and Mahoning National Bancorp, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K of Sky Financial filed as of June 7, 1999).
  2.2 Agreement and Plan of Merger dated as of December 14, 1998 and amended and restated as of April 19, 1999, by and among Sky Financial Group Inc., First Western Bancorp, Inc. and First Western Acquisition Corp (incorporated by reference to Annex A to the Form S-4 of Sky Financial filed as of May 21, 1999).
  2.3 Agreement and Plan of Merger dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc. (incorporated by reference to Exhibit 2 to the Form 8-K of Sky Financial filed as of December 28, 1998).
  3.1   Sky Financial's Sixth Amended and Restated Articles of Incorporation
  3.2   Sky Financial's Code of Regulations, as amended
  4.1   Shareholder Rights Agreement dated as of July 21, 1998, between
           Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference to Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial).
 10.1 Sky Financial's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
           (incorporated by reference to Appendix G of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of Sky Financial).
 10.2   Sky Financial's 1998 Stock Option Plan for Employees
           (incorporated by reference to Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement
           No. 333-60741 of Sky Financial).
 10.3   Sky Financial's Non-Qualified Retirement Plan
           (As Amended and Restated Effective January 1, 1999).
           (incorporated by reference to Exhibit 10.3 to the Form 10-K of Sky Financial filed as of March 16, 1999).
 10.4   Sky Financial's Employee Stock Ownership Pension Plan
 10.5   Sky Financial's Profit Sharing and 401(k) Plan
 10.6   Stock Option Agreement dated as of June 7, 1999, by and between
           Sky Financial Group, Inc. and Mahoning National Bancorp, Inc. (incorporated by reference to Exhibit 99 of Schedule 13D filed by Sky Financial as of July 30, 1999).
 10.7 Stock Option Agreement effective as of December 15, 1998, by and between Sky Financial Group, Inc. and First Western Bancorp, Inc. (incorporated by reference to Exhibit 99 of Schedule 13D filed by Sky Financial as of December 24, 1998).
 10.8 Stock Option Agreement dated as of December 16, 1998, by and between Sky Financial Group, Inc. and Wood Bancorp, Inc. (incorporated by reference to Exhibit B of Schedule 13D filed by Sky Financial as of December 28, 1998).


<PAGE 18>

Exhibit Index  (continued)


 10.9 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives. (incorporated by reference to Exhibit 10.6 to the Form 10-K of Sky Financial filed as of March 16, 1999).
 10.10 Employment Agreement between Sky Financial and David R. Francisco (incorporated by reference to Exhibit 10.2 of Form S-4 Registration Statement No. 333-60741 of Sky Financial).
 10.11 Employment Agreement between Sky Financial and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement No. 333-60741 of Sky Financial).
 10.12 Letter agreement between Sky Financial and Thomas J. O'Shane dated August 6, 1999.
 10.13 Employment Agreement by and among Sky Financial, The Citizens Banking Company, Century National Bank and Trust Company and Joseph N. Tosh, II
           (incorporated by reference to Exhibit 10(18) of the Form 10-Q of Sky Financial for the quarter ended June 30, 1998).
 10.14 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.
           (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial filed as of March 16, 1999).
 10.15 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial.
           (incorporated by reference to Exhibit 10.12 to the Form 10-K of Sky Financial filed as of March 16, 1999).
 11.1   Statement Re:  Computation of Per Share Earnings
           (incorporated by reference from the information contained in Note 11 "Earnings Per Share" on page 56 of Sky Financial's
           1999 Annual Report to Shareholders).  See Exhibit 13.1
 13.1   Sky Financial's 1999 Annual Report to Shareholders
           (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof).
 20.1 Sky Financial's Proxy Statement for its 2000 Annual Meeting (incorporated by reference from the information contained in Sky Financial's 2000 Proxy Statement filed as of March 3, 2000).
 21.1   Subsidiaries of Sky Financial
 23.1   Consent of Independent Auditors
 24.1   Power of Attorney
 27.1   Financial Data Schedule (1999)
 27.2   Financial Data Schedule (1998)
 27.3   Financial Data Schedule (1997)