Form 10-Q
period 2000-03-31
SKY FINANCIAL GROUP INC
filed 2000-05-12
CIK 855876

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000


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


The number of shares outstanding of the Registrant's common stock, without par value was 77,290,824 at April 30, 2000.













<PAGE  2>

SKY FINANCIAL GROUP, INC.


INDEX

                                                                  Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
          March 31, 2000 and December 31, 1999 .....................   3

          Consolidated Statements of Income
          Three months ended March 31, 2000 and 1999 ...............   4

          Consolidated Statement of Changes in Shareholders' Equity
          Three months ended March 31, 2000 ........................   5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 2000 and 1999 ...............   6

          Notes to Consolidated Financial Statements ...............   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................  14

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ......................................  21


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................  22

Item 2.   Changes in Securities ....................................  22

Item 3.   Defaults Upon Senior Securities ..........................  22

Item 4.   Submission of Matters to a Vote of Security Holders ......  22

Item 5.   Other Information ........................................  22

Item 6.   Exhibits and Reports on Form 8-K .........................  22


SIGNATURES .........................................................  23


EXHIBIT INDEX ......................................................  24





<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands,
  except per share data)                    March 31,        December 31,
                                              2000               1999
ASSETS
Cash and due from banks                   $  279,495         $  380,980
Interest-earning deposits
  with financial institutions                 13,565             17,086
Federal funds sold                             8,000              3,100
Loans held for sale                            5,715              9,006
Securities available for sale              1,809,551          1,868,839

Total loans                                5,571,210          5,477,494
  Less allowance for credit losses           (87,830)           (86,750)
     Net loans                             5,483,380          5,390,744

Premises and equipment                       117,292            115,675
Accrued interest receivable
  and other assets                           314,296            278,326
    TOTAL ASSETS                          $8,031,294         $8,063,756

LIABILITIES
Deposits
  Non-interest-bearing deposits           $  672,267         $  715,912
  Interest-bearing deposits                5,126,635          5,042,779
    Total deposits                         5,798,902          5,758,691

Securities sold under repurchase
  agreements and federal funds purchased     651,044            657,913
Debt and Federal Home Loan Bank advances     882,404            964,557
Accrued interest payable
  and other liabilities                      127,817            116,264
    TOTAL LIABILITIES                      7,460,167          7,497,425

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized;
  none issued                                    --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  78,188,065 and 78,163,065 shares
  issued in 2000 and 1999                    571,345            571,543
Retained earnings                             49,925             34,381
Treasury stock;  753,546 and
  274,250 shares in 2000 and 1999            (14,637)            (6,215)
Unearned ESOP shares                            (717)              (717)
Accumulated other comprehensive income       (34,789)           (32,661)
    TOTAL SHAREHOLDERS' EQUITY               571,127            566,331
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $8,031,294         $8,063,756


<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)
(Dollars in thousands,                  Three Months Ended
  except per share data)                     March 31,
                                         2000        1999
Interest Income
Loans, including fees                  $119,486    $109,349
Securities
  Taxable                                26,714      28,590
  Nontaxable                              2,252       2,438
Federal funds sold and other                285         530
  Total interest income                 148,737     140,907

Interest Expense
Deposits                                 50,593      51,041
Borrowed funds                           21,844      16,321
  Total interest expense                 72,437      67,362

Net Interest Income                      76,300      73,545

Provision for Credit Losses               4,337       4,190
Net Interest Income After
  Provision Credit Losses                71,963      69,355

Other Income
Trust income                              3,732       2,929
Service charges and fees on
  deposit accounts                        6,298       6,853
Mortgage banking income                   2,709       6,526
Brokerage and insurance
  commissions                             6,510       2,889
Collection agency fees                      788         599
Net securities gains                        182         312
Net gains on sales of
  commercial financing loans              3,362       4,906
Other income                              7,036       6,247
  Total other income                     30,617      31,261

Other Expense
Salaries and employee benefits           30,090      29,804
Occupancy and equipment expense           9,412       9,693
Merger, integration, and
  restructuring expense                     --          --
Other operating expense                  17,904      17,458
  Total other expenses                   57,406      56,955

Income Before Income Taxes               45,174      43,661
Income taxes                             14,068      13,780

  Net Income                           $ 31,106    $ 29,881

Earnings per Common Share:
  Basic                                $   0.40    $   0.38
  Diluted                              $   0.40    $   0.38


<PAGE  5>

SKY FINANCIAL GROUP, INC.

Consolidated Statement of Changes in Shareholders' Equity (Unaudited) (Dollars in thousands)

                                                                    Accumulated
                                                        Unearned       Other
                        Common    Retained   Treasury     ESOP     Comprehensive
                         Stock    Earnings     Stock     Shares       Income       Total
Balance as of
December 31,1999       $571,543   $ 34,381   $ (6,215)   $(717)     $(32,661)    $566,331

Comprehensive income
Net income                          31,106                                         31,106
Other comprehensive
  income (loss)                                                       (2,128)      (2,128)
Total comprehensive
  income                                                                           28,978

Common cash dividends
($.20 per share)                   (15,585)                                       (15,585)
Treasury shares
  acquired                                    (10,787)                            (10,787)
Treasury shares
  issued                   (702)                2,365                               1,663
Fractional shares
  and other items           504         23                                            527

Balance as of
March 31, 2000         $571,345   $ 49,925   $(14,637)   $(717)     $(34,789)    $571,127



<PAGE  6>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)                            Three Months Ended
                                                       March 31,
                                                   2000         1999

Net Cash From Operating Activities             $  17,863    $ 119,215

Investing Activities
Net decrease in interest-bearing
  deposits in other banks                          3,521        3,020
Net (increase) decrease in
  federal funds sold                              (4,900)      20,308
Securities available for sale:
  Proceeds from maturities and payments          121,001      222,235
  Proceeds from sales                              1,044      116,320
  Purchases                                      (67,538)    (211,827)
Securities held to maturity:
  Proceeds from maturities and payments              --           425
Proceeds from sales of loans                       2,446        3,342
Net increase in loans                           (100,481)      (2,246)
Purchases of premises and equipment               (5,286)      (7,523)
Purchases of life insurance contracts                --        (2,652)
Proceeds from sales of premises and equipment         78        2,834
Proceeds from sales of other real estate             816          498
Net cash from investing activities               (49,299)     144,734

Financing Activities
Cash transferred in connection with the
  sale of branch deposits                            --       (91,152)
Net increase (decrease) in deposit accounts       40,211     (115,974)
Net decrease in federal funds and
  repurchase agreements                           (6,869)     (11,219)
Net decrease in short-term FHLB advances        (115,500)     (79,731)
Proceeds from issuance of debt
  and long-term FHLB advances                    170,000       40,000
Repayment of debt and long-term
  FHLB advances                                 (136,653)      (8,235)
Cash dividends and fractional shares paid        (15,620)     (13,048)
Proceeds from issuance of common stock             1,338          907
Treasury stock purchases                          (6,956)      (2,740)
Other items                                          --           (17)
Net cash from financing activities               (70,049)    (281,209)

Net decrease in cash and due from banks         (101,485)     (17,260)
Effect on cash of conforming the year end
  of pooled entity                                   --         3,331
Cash and due from banks at beginning of year     380,980      247,284
Cash and due from banks at end of period       $ 279,495    $ 233,355






<PAGE  7>

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial services holding company headquartered in Bowling Green, Ohio. Sky Financial has three bank subsidiaries located in Ohio, southern Michigan, western Pennsylvania and West Virginia, primarily engaged in the commercial banking business. Sky Financial also operates businesses relating to collection activities, broker/dealer operations, commercial finance lending, insurance, trust and other financial related services.

The accounting and reporting policies followed by Sky Financial conform to generally accepted accounting principles and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2000, and its results of operations and cash flows for the periods presented. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of Sky Financial include the accounts of Sky Bank (Sky Bank), Mid Am Bank, The Ohio Bank (Ohio Bank), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc. (SII), Sky Financial Solutions, Inc. (SFS), Mid Am Financial Services, Inc. (MAFSI), Sky Trust, N.A., (Sky Trust), Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I (MACT), Sky Financial Group Capital Trust I (SFGCT), First Western Capital Trust I (FWCT), First Western Investment Services, Inc. (FWIS), First Western Bancorp, Inc. (First Western), Picton Cavanaugh, Inc. (Picton), Freedom Financial Life Insurance Company, Freedom Express, Inc. and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.




<PAGE  8>

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


2.  Mergers, Acquisitions, Business Formations and Divestitures

On September 30, 1999, Mahoning National Bancorp, Inc. (Mahoning Bancorp) affiliated with Sky Financial in a tax-free exchange with a total of 11.4 million Sky Financial common shares issued in the merger. Mahoning Bancorp was an $847 million bank holding company with offices in northeastern Ohio. Its subsidiary, Mahoning National Bank of Youngstown, was operated as a wholly-owned subsidiary of Sky Financial until April 14, 2000, when Sky Financial merged Mahoning National Bank into Sky Bank.

On August 6, 1999, First Western Bancorp, Inc. affiliated with Sky Financial in a tax-free exchange with a total of 15.0 million Sky Financial common shares issued in the merger. First Western was a $2.2 billion bank holding company with offices in northwestern Pennsylvania and eastern Ohio. First Western's bank affiliate, First Western Bank, N. A., was merged into Sky Bank.

Effective July 16, 1999, Wood Bancorp, Inc., Bowling Green, Ohio (Wood Bancorp), affiliated with Sky Financial in a tax-free exchange with a total of 2.3 million Sky Financial common shares issued in the merger. Wood Bancorp was a $167 million bank holding company with offices located in northwestern Ohio. Wood Bancorp's subsidiary, First Federal Bank, was merged into Mid Am Bank.

Each of these mergers was accounted for as a pooling of interests. Accordingly, all financial information has been restated to include the historical information of the merged entities.

On May 1, 1999, Sky Financial completed its acquisition of Picton Cavanaugh, Inc., a full-service insurance agency based in Toledo, Ohio. Picton Cavanaugh shareholders received 0.3 million Sky Financial's common shares in a tax-free exchange accounted for as a pooling of interests. Picton Cavanaugh had total assets of $4.4 million and shareholders' equity of $0.9 million. Since Picton Cavanaugh's financial statements were not material compared to Sky Financial's, prior financial statements were not restated.







<PAGE  9>


3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at March 31, 2000 and December 31, 1999 are as follows:


                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
March 31, 2000                 Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies      $  666,748      $   164     $(19,173)   $  647,739
Obligations of states and
  political subdivisions      189,330        1,416       (2,620)      188,126
Corporate and other
  securities                   19,397          --          (297)       19,100
Mortgage-backed
  securities                  838,474          492      (24,437)      814,529
Total debt securities
  available for sale        1,713,949        2,072      (46,527)    1,669,494
Marketable equity
  securities                  149,124        3,074      (12,141)      140,057
Total securities
  available for sale       $1,863,073      $ 5,146     $(58,668)   $1,809,551



                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
December 31, 1999              Cost         Gains        Losses        Value

U.S. Treasury and U.S.
  Government agencies      $  691,045      $   331     $(16,936)   $  674,440
Obligations of states and
  political subdivisions      192,111        1,335       (2,606)      190,840
Corporate and other
  securities                   21,170          --          (367)       20,803
Mortgage-backed
  securities                  865,857          379      (24,629)      841,607
Total debt securities
  available for sale        1,770,183        2,045      (44,538)    1,727,690
Marketable equity
  securities                  148,904        3,534      (11,289)      141,149
Total securities
  available for sale       $1,919,087      $ 5,579     $(55,827)   $1,868,839








<PAGE 10>


4. Loans

The loan portfolios are as follows:

                                    March 31, 2000      December 31, 1999
Real estate loans:
  Construction                        $  180,506           $  176,940
  Residential mortgage                 1,753,804            1,744,162
  Non-residential mortgage             1,309,007            1,296,019
Commercial, financial and
  agricultural                         1,382,408            1,411,902
Installment and credit card loans        931,682              834,106
Other loans                               13,803               14,365
  Total loans                         $5,571,210           $5,477,494



5.  Debt and Federal Home Loan Bank Advances

Sky Financial's debt and Federal Home Loan Bank (FHLB) advances are as follows:

                                       March 31, 2000      December 31, 1999

Borrowings under bank line of credit      $  34,000            $  84,000
Borrowings under FHLB lines of credit       677,891              763,170
Subordinated note, 7.08%, January 2008       50,000               50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%              25,000               25,000
    Due June 2027 at 10.20%                  23,600               23,600
    Due May 2030 at 9.34%                    60,000                  --
Capital lease obligations                     1,869                1,903
Other items                                  10,044               16,884
  Total debt and FHLB advances            $ 882,404            $ 964,557



6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                                  Three Months Ended
                                                       March 31,
                                                   2000         1999
Other comprehensive income
  Unrealized gains (losses) arising
    during period                                $(3,091)    $(10,754)
  Reclassification adjustment for
    gains included in income                        (182)        (312)
Net unrealized gain (loss) on securities
  available for sale                              (3,273)     (11,066)
Tax effect                                         1,145        3,881
Total other comprehensive income (loss)          $(2,128)    $ (7,185)


<PAGE 11>

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

Earnings per share data have also been restated for the 10% stock dividend declared in September 1999 and paid November 1, 1999.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

(Shares in thousands)            Three Months Ended
                                      March 31,
                                  2000        1999
Numerator:
Net income                      $31,106     $29,881

Denominator:
Weighted-average common
  shares outstanding (basic)     77,620      77,998
Exercise of options                 366         839
Weighted-average common
  shares outstanding (diluted)   77,986      78,837

Earnings per share:
Basic                           $  0.40     $  0.38
Diluted                         $  0.40     $  0.38



8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial service holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2000, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.

Sky Financial and its banks have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well capitalized under the regulatory framework for prompt corrective action.


<PAGE 12>

Such determinations have been made evaluating Sky Financial and its banks under Tier I, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well capitalized categorizations of Sky Financial and its bank subsidiaries.

The following table presents the capital ratios of Sky Financial.

                                   March 31, 2000      December 31, 1999
Total adjusted average assets
  for leverage ratio                 $7,954,669           $7,909,479
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       6,273,351            6,206,820
Tier I capital                          678,873              612,257
Total risk-based capital                820,457              751,976
Leverage ratio                              8.5%                 7.7%
Tier I capital ratio                       10.8                  9.9
Total capital ratio                        13.1                 12.1


Capital ratios applicable to Sky Financial's banking subsidiaries at March 31, 2000 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0%       4.0%       8.0%
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Sky Bank                           7.3       10.6       12.8
     Mid Am Bank                        7.7        9.4       11.7
     Ohio Bank                          6.5        8.8       11.1


In September, 1999, the Board of Directors of Sky Financial authorized management to undertake purchases of up to 3,850,000 shares of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in Sky Financial's stock option plan and for future stock dividend declarations. As of March 31, 2000, Sky Financial had repurchased approximately 908,000 shares of common stock pursuant to its 1999 repurchase program. As of April 30, 2000, Sky Financial had repurchased approximately 1,056,000 shares of common stock pursuant to its 1999 repurchase program.


9.  Line of Business Reporting

Sky Financial manages and operates two major lines of business: community banking and financial service affiliates. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial service affiliates consist of non-banking companies engaged in commercial finance lending and leasing, broker/dealer operations, non-conforming mortgage lending, collection activities, trust and wealth management, insurance and other financial-related services.


<PAGE 13>

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are fully allocated based principally upon estimated usage of services. All significant non-recurring items of income and expense company-wide are included in Parent and Other. Prior periods have been presented to conform with current reporting methodologies. Substantially all of Sky Financial's assets are part of the community banking line of business. Selected segment information is included in the following table:


                                         Financial     Parent
Three Months Ended          Community     Service        and    Consolidated
March 31,                    Banking     Affiliates     Other       Total

2000
Net interest income          $77,725     $   516     $ (1,941)    $ 76,300
Provision for credit losses    4,261          76          --         4,337
Net interest income
  after provision             73,464         440       (1,941)      71,963
Other income                  15,567      15,584         (534)      30,617
Other expenses                44,979      14,179       (1,752)      57,406
Income (loss) before
  income taxes                44,052       1,845         (723)      45,174
Income taxes                  13,853         670         (455)      14,068
Net income (loss)            $30,199     $ 1,175     $   (268)    $ 31,106


1999
Net interest income          $75,052     $   522     $ (2,029)    $ 73,545
Provision for credit losses    4,148          42          --         4,190
Net interest income
  after provision             70,904         480       (2,029)      69,355
Other income                  18,180      13,231         (150)      31,261
Other expenses                45,436      11,848         (329)      56,955
Income (loss) before
  income taxes                43,648       1,863       (1,850)      43,661
Income taxes                  13,827         688         (735)      13,780
Net income (loss)            $29,821     $ 1,175     $ (1,115)    $ 29,881













<PAGE 14>


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

(Dollars in thousands, except per share data)


Three Months Ended March 31, 2000 and 1999


Results of Operations

Net income for the first quarter of 2000 was $31,106, an increase of $1,225 over the first quarter of 1999 earnings of $29,881. Diluted earnings per common share for the first quarter of 2000 was $.40 ($.40 basic), as compared to $.38 ($.38 basic) for the same period in 1999. Return on average equity was 21.87% and return on average assets was 1.57% for the first quarter of 2000 compared to 19.48% and 1.55%, respectively, in 1999.


Business Line Results

Sky Financial Group, Inc. is managed along two major lines of business: the community banking group and the financial service affiliates. The community banking group is comprised of Sky Financial's three commercial banks: Sky Bank, Mid Am Bank and Ohio Bank. The financial service affiliates include Sky Financial's non-banking subsidiaries, which operate businesses relating to commercial finance lending and leasing, broker-dealer operations, non-conforming mortgage lending, collection activities, trust and wealth management, insurance and other financial-related services.

Sky Financial's business line results for the first quarter ended March 31, 2000 and 1999 are summarized in the table below.

                                           Net Income (Loss)
Quarter ended March 31,                  2000            1999

Community Banking                     $ 30,199        $ 29,821
Financial Service Affiliates             1,175           1,175
Parent and Other                          (268)         (1,115)
Consolidated                          $ 31,106        $ 29,881


The increase in community banking net income in 2000 was primarily due to growth in net interest income and reductions in non-interest expense, partially offset by a decrease in mortgage banking income. The efficiency ratio was 47.2% for the first quarter of 2000 compared to 47.7% in the first quarter of 1999. The 2000 community banking results reflect a ROE of 21.08% and a ROA of 1.56% compared to 20.56% and 1.57%, respectively, in the first quarter of 1999.

The financial service affiliates' earnings reflect Sky Financial's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 18% in 2000, primarily due to an increase of $3,621 in brokerage and insurance commissions.


<PAGE 15>

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The reason for the improvement in parent and other business segment is a reduction in non-interest expense.


Net Interest Income

Net interest income increased $2,755 to $76,300 in the first quarter of 2000 as compared to $73,545 for the same period in 1999. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the first quarter of 2000, average loans were $5,510,000, increasing 8% from the first quarter of 1999. Sky Financial's net interest margin for the three months ended March 31, 2000 increased to 4.26% as compared to 4.23% for the same period in 1999.


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $147 or 4% to $4,337 in the first quarter of 2000 compared to $4,190 in the first quarter of 1999. The higher provision for credit losses in the first quarter of 2000 was attributable to the recognition of changes in risk factors and Sky Financial's application of its allowance for credit losses methodology (see discussion under "Allowance for Credit Losses"). Net charge-offs were $3,257 or 0.24% (annualized) of average loans during the three months ended March 31, 2000, compared to $2,804 or 0.22% (annualized) for the same period in 1999.

                                  March 31,    December 31,      March 31,
                                    2000           1999            1999
Allowance for credit losses
  as a percentage of loans          1.58%          1.58%           1.62%
Allowance for credit losses
  as a percentage of
  non-performing loans            374.33         445.10          511.28


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services, offset by a cyclical decline in mortgage banking. Other income for the first quarter of 2000 was $30,617, a decrease of $644 or 2% from the $31,261 for the same quarter of 1999. The decrease was primarily due to a decrease of $3,817 in mortgage banking income, a decrease of $1,544 in net gains on sales of commercial financing loans and a decrease in service charges and fees on deposit accounts of $555. The decreases were partially offset by an increase


<PAGE 16>

of $3,621 in brokerage and insurance commissions, an increase of $803 in trust income and an increase of $789 in other income. The decrease in mortgage banking revenue was due to lower origination volumes caused primarily by rising interest rates. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes.


Other Expense

Other expense for the first quarter of 2000 was $57,406, an increase of $451 or 1% from the $56,955 reported for the same quarter of 1999. The efficiency ratio was 52.68% for the first quarter of 2000, decreasing from 53.27% for the same quarter last year. Salaries and employee benefits, which comprise the largest component of other expense, increased $286 or 1% in the first quarter of 2000 as compared to the same period in 1999. Occupancy and equipment expense decreased $281 or 3% and other expenses increased $446 or 3% to $17,904 in 2000 from $17,458 in 1999.


Income Taxes

The provision for income taxes for the first quarter of 2000 increased
$288 to $14,068 from $13,780 in 1999. The effective tax rate for the first quarter of 2000 was 31.1% as compared to 31.6% for the same period in 1999.



Balance Sheet

At March 31, 2000, total assets were $8,031,294, a decline of $32,462 from December 31, 1999. The decline was primarily attributable to reduced cash and due from banks, down $101,485. At year end, excess cash was on hand for Year 2000 preparedness. The reduction in cash resulted in reduced borrowings, as debt and FHLB advances declined $82,153 during the quarter.

At quarter end, total loans were $5,571,210, an increase of $93,716 during the quarter. This loan growth was funded primarily by growth in total deposits, up $40,211 and reduced securities available for sale, down $59,288 since year end.

Shareholders' equity totaled $571,127 at March 31, 2000, increasing $4,796 from December 31, 1999. Net retained earnings (net income less cash dividends) for the quarter totaled $15,521. This increase was offset mainly by a net increase in treasury stock of $8,422, as Sky Financial continued its program of systematic share repurchases for issuance in future stock dividends and stock option plans.







<PAGE 17>


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  March 31,    December 31,      March 31,
                                    2000           1999            1999

Non-accrual loans                 $21,842        $17,423         $13,675
Restructured loans                  1,621          2,067           2,396
Total non-performing loans         23,463         19,490          16,071
Other real estate owned             3,664          3,293           2,102
Total non-performing assets       $27,127        $22,783         $18,173

Loans 90 days or more past due
  and not on non-accrual          $ 7,099        $ 9,538         $13,734
Non-performing loans to
  total loans                        0.42%          0.36%           0.32%
Non-performing assets to
  total loans plus other
  real estate owned                  0.49           0.42            0.36
Allowance for credit losses to
  total non-performing loans       374.33         445.10          511.28
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.13           0.17            0.27


Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $38,863 and $40,825 at March 31, 2000 and December 31, 1999, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but rather that a higher level of scrutiny is prudent under the circumstances. The decrease in loans where some concern exists is primarily attributable to Sky Financial's continuous process of loan review, which has identified various improvements in the financial condition of certain of the individual borrowers. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of March 31, 2000, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.








<PAGE 18>


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the three months ended March 31, 2000 and 1999.

                                          2000             1999
Balance of allowance at
  beginning of year                     $86,750          $80,748

Loans charged-off:
  Real estate                              (348)            (346)
  Commercial and agricultural            (2,012)            (638)
  Installment and credit card            (3,682)          (2,836)
  Other loans                               --               --
    Total loans charged-off              (6,042)          (3,820)

Recoveries:
  Real estate                               472               86
  Commercial and agricultural             1,321              260
  Installment and credit card               987              656
  Other loans                                 5               14
    Total recoveries                      2,785            1,016

Net loans charged-off                    (3,257)          (2,804)
Provision charged to operating
  expense                                 4,337            4,190
Effect of conforming year end
  of pooled entity                                            34
Balance of allowance at
  end of period                         $87,830          $82,168


Ratio of net charge-offs to
  average loans outstanding                0.24%           0.22%
Allowance for credit losses
  to total loans                           1.58             1.62
Allowance for credit losses
  to total non-performing loans          374.33           511.28


Sky Financial maintains an allowance for credit losses at a level adequate to absorb management's estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on peer and industry loss data compared to Sky Financial's historical loss experience, and are reviewed for correction on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.


<PAGE 19>

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general allowance loss factor determination for those loans.

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management's evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review examination findings.

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of March 31, 2000 and December 31, 1999.

                              March 31, 2000      December 31, 1999

  Construction                   $   807              $   707
  Real estate                     22,913               22,186
  Commercial, financial
    and agricultural              15,443               15,365
  Installment and credit card     24,592               22,434
  Other loans                        929                  800
  Unallocated                     23,146               25,258
    Total                        $87,830              $86,750


Liquidity

The liquidity of a financial institution reflects its ability to provide funds to meet requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. Funding of loan requests, providing for liability outflows, and management of interest rate fluctuations require continuous analysis in order to match the maturities of specific categories of short-term loans and investments with specific types of deposits and borrowings. Financial institution liquidity is thus normally considered in terms of the nature and mix of the institution's sources and uses of funds.

Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At March 31, 2000, securities and other short-term investments with maturities of one year or less totaled $174,389, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At March 31, 2000, these lines of credit enable the banks to borrow up to $891,816, of which $677,891 is currently outstanding.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $31,375 at March 31, 2000.


<PAGE 20>

In March, 2000, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 6, 2001. At March 31, 2000, Sky Financial had borrowings of $34,000 under this agreement.

On March 31, 2000, Sky Financial completed the issuance of $60,000 of trust preferred securities. The proceeds from this issuance will be used to continue its program of systematic share repurchases for use in future stock dividends and stock option plans, as well as to reduce outstanding borrowings under Sky Financial's revolving line of credit.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 2000, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."


Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, prospects for new lines of business, technological developments, economic trends (including interest rates), reorganization transactions and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein and in other public documents are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results on non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial's customers; customer reaction to and unforeseen complications with respect to Sky Financial's restructuring or integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions or migrations to a single platform system; and other risks identified, from time-to-time in Sky Financial's other public documents on file with the Securities and Exchange Commission.




<PAGE 21>

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk to which Sky Financial is exposed is interest rate risk. The primary business of Sky Financial and the composition of its balance sheet consists of investments in interest-earning assets, which are funded by interest-bearing liabilities. These financial instruments have varying levels of sensitivity to changes in the market rates of interest, resulting in market risk. None of Sky Financial's financial instruments are held for trading purposes.

Sky Financial monitors and manages its rate sensitivity position to maximize net interest income, while minimizing the risk due to changes in interest rates. One method Sky Financial uses to manage its interest rate risk is a rate sensitivity gap analysis.

Sky Financial also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at March 31, 2000 and December 31, 1999. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.
                             March 31,     December 31,
                               2000           1999          Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (3.4)%         (3.7)%          (10.0)%
-200 Basis points               0.7            1.7            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (26.1)         (22.4)%          (30.0)%
-200 Basis points              19.7           15.3            (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at March 31, 2000 and December 31, 1999 fall within the Board of Directors guidelines.

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.


<PAGE 22>

PART II.  OTHER INFORMATION



Item 1.  Legal Proceedings

Sky Financial is, from time-to-time, involved in various lawsuits and claims, which arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of Sky Financial.



Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.



Item 3.  Defaults Upon Senior Securities

         Not applicable.



Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.



Item 5.  Other Information

         Not applicable.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11.1)  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

              Not applicable.







<PAGE 23>


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.




/s/ Kevin T. Thompson


Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:  May 12, 2000






























<PAGE 24>


SKY FINANCIAL GROUP, INC.

                                EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

   (11.1)       Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for March 31, 2000.

   (27.1)       Financial Data Schedule                               25