Form 10-Q
period 2000-06-30
SKY FINANCIAL GROUP INC
filed 2000-08-11
CIK 855876

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000


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


The number of shares outstanding of the Registrant's common stock, without par value was 77,129,199 at July 31, 2000.













<PAGE  2>

SKY FINANCIAL GROUP, INC.


INDEX

                                                                  Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            June 30, 2000 and December 31, 1999 ....................   3

          Consolidated Statements of Income
            Three months ended June 30, 2000 and 1999 and
              Six months ended June 30, 2000 and 1999 ..............   4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
              Three months ended June 30, 2000 and 1999 and
                Six months ended June 30, 2000 and 1999 ............   5

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2000 and 1999 ................   6

          Notes to Consolidated Financial Statements ...............   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................  15

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ......................................  24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................  25

Item 2.   Changes in Securities ....................................  25

Item 3.   Defaults Upon Senior Securities ..........................  25

Item 4.   Submission of Matters to a Vote of Security Holders ......  25

Item 5.   Other Information ........................................  26

Item 6.   Exhibits and Reports on Form 8-K .........................  26


SIGNATURES .........................................................  27


EXHIBIT INDEX ......................................................  28


<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share data)   June 30,         December 31,
                                              2000               1999
ASSETS
Cash and due from banks                   $  278,723         $  380,980
Interest-earning deposits
  with financial institutions                 15,501             17,086
Federal funds sold                            19,500              3,100
Loans held for sale                            9,814              9,006
Securities available for sale              1,830,734          1,868,839

Total loans                                5,623,153          5,477,494
  Less allowance for credit losses           (88,018)           (86,750)
     Net loans                             5,535,135          5,390,744

Premises and equipment                       116,949            115,675
Accrued interest receivable
  and other assets                           304,630            278,326
    TOTAL ASSETS                          $8,110,986         $8,063,756

LIABILITIES
Deposits
  Non-interest-bearing deposits           $  774,131         $  757,537
  Interest-bearing deposits                5,014,291          5,001,154
    Total deposits                         5,788,422          5,758,691

Securities sold under repurchase
  agreements and federal funds purchased     666,147            657,913
Debt and Federal Home Loan Bank advances     864,631            915,957
Obligated mandatorily redeemable capital
  securities of subsidiary trusts            108,600             48,600
Accrued interest payable
  and other liabilities                      109,128            116,264
    TOTAL LIABILITIES                      7,536,928          7,497,425

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized;
  none issued                                    --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  78,188,065 and 78,163,065 shares
  issued in 2000 and 1999                    571,271            571,543
Retained earnings                             66,052             34,381
Treasury stock;  1,486,076 and
  274,250 shares in 2000 and 1999            (26,904)            (6,215)
Unearned ESOP shares                            (450)              (717)
Accumulated other comprehensive income       (35,911)           (32,661)
    TOTAL SHAREHOLDERS' EQUITY               574,058            566,331
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                $8,110,986         $8,063,756


<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,            Three Months Ended        Six Months Ended
  except per share data)               June 30,                 June 30,
                                   2000       1999          2000       1999
Interest Income
Loans, including fees            $123,463   $109,973      $242,949   $219,322
Securities
  Taxable                          26,465     27,420        53,179     56,010
  Nontaxable                        2,175      2,450         4,427      4,888
Federal funds sold and other          409        627           694      1,157
  Total interest income           152,512    140,470       301,249    281,377

Interest Expense
Deposits                           53,349     48,929       103,942     99,970
Borrowed funds                     23,721     16,255        45,565     32,576
  Total interest expense           77,070     65,184       149,507    132,546

Net Interest Income                75,442     75,286       151,742    148,831

Provision for Credit Losses         4,733      4,552         9,070      8,742
Net Interest Income After
  Provision Credit Losses          70,709     70,734       142,672    140,089

Other Income
Trust income                        3,736      2,975         7,468      5,904
Service charges and fees on
  deposit accounts                  6,695      6,904        12,993     13,757
Mortgage banking income             2,901      5,684         5,610     12,210
Brokerage and insurance
  commissions                       6,332      4,454        12,842      7,343
Collection agency fees                491        666         1,279      1,265
Net securities gains                  665        307           847        619
Net gains on sales of
  commercial financing loans        3,863      3,878         7,225      8,784
Other income                        7,768      8,058        14,804     14,305
  Total other income               32,451     32,926        63,068     64,187

Other Expense
Salaries and employee benefits     28,176     30,747        58,266     60,551
Occupancy and equipment expense     9,189      9,763        18,601     19,456
Other operating expense            19,778     18,627        37,682     36,085
  Total other expenses             57,143     59,137       114,549    116,092

Income Before Income Taxes         46,017     44,523        91,191     88,184
Income taxes                       14,518     13,885        28,586     27,665

  Net Income                     $ 31,499   $ 30,638      $ 62,605   $ 60,519

Earnings per Common Share:
  Basic                          $   0.41   $   0.39      $   0.81   $   0.77
  Diluted                        $   0.41   $   0.39      $   0.81   $   0.77


<PAGE  5>

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,          Three Months Ended         Six Months Ended
  except per share data)             June 30,                  June 30,
                                 2000        1999          2000        1999

Balance at
  beginning of period         $571,127    $621,237      $566,331    $611,713

Comprehensive income
Net income                      31,499      30,638        62,605      60,519
Other comprehensive
  income (loss)                 (1,122)    (18,523)       (3,250)    (25,708)
Total comprehensive
  income                        30,377      12,115        59,355      34,811


Common cash dividends          (15,378)    (13,130)      (30,963)    (26,217)
Treasury shares
  acquired                     (12,634)     (3,489)      (23,421)     (6,229)
Treasury shares
  issued                           294         854         1,957       1,465
Shares issued to acquire
  Picton Cavanaugh, Inc.           --        1,174           --        1,174
Effect of conforming the year
  end of pooled affiliate          --          --            --        1,584
Fractional shares
  and other items                  272         508           799         968

Balance at
  end of period               $574,058    $619,269      $574,058    $619,269



Common cash dividends
  per share                   $   0.20    $   0.19      $   0.40    $   0.38















<PAGE  6>

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)                                        Six Months Ended
(Dollars in thousands)                                 June 30,
                                                   2000        1999

Net Cash From Operating Activities             $  43,739    $ 162,924

Investing Activities
Net decrease (increase) in interest-
  bearing deposits in other banks                  1,585       (5,441)
Net (increase) decrease in
  federal funds sold                             (16,400)      42,374
Securities available for sale:
  Proceeds from maturities and payments          186,647      428,585
  Proceeds from sales                             15,811      152,050
  Purchases                                     (170,365)    (439,727)
Securities held to maturity:
  Proceeds from maturities and payments              --           920
Proceeds from sales of loans                       4,225       12,870
Net increase in loans                           (158,809)    (164,345)
Purchases of premises and equipment               (8,995)     (13,295)
Purchases of life insurance contracts                --        (4,340)
Proceeds from sales of premises and equipment        606        4,603
Proceeds from sales of other real estate           2,169          852
Net cash from investing activities              (143,526)      15,106

Financing Activities
Cash transferred in connection with
  sale of branch deposits                            --       (95,917)
Purchases of branch deposits, net                    --         4,765
Net increase (decrease) in deposit accounts       29,731     (156,741)
Net increase in federal funds and
  repurchase agreements                            8,234       36,467
Net decrease in short-term FHLB advances         (43,700)     (48,908)
Proceeds from issuance of debt
  and long-term FHLB advances                    303,000      115,390
Repayment of debt and long-term
  FHLB advances                                 (250,626)     (25,595)
Cash dividends and fractional shares paid        (31,124)     (26,093)
Proceeds from issuance of common stock             1,605        2,288
Treasury stock purchases                         (19,590)      (6,229)
Other items                                          --           (93)
Net cash from financing activities                (2,470)    (200,666)

Net decrease in cash and due from banks         (102,257)     (22,636)
Effect on cash of conforming the year end
  of pooled entity                                   --         3,331
Cash and due from banks at beginning of year     380,980      247,284
Cash and due from banks at end of period       $ 278,723    $ 227,979

Cash paid for interest                         $ 150,920    $ 132,907
Cash paid for income taxes                     $  30,100    $  19,752

Noncash Transactions
Securitization of loans held for sale          $     --     $   3,880


<PAGE  7>

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial services holding company headquartered in Bowling Green, Ohio. Sky Financial has three bank subsidiaries primarily engaged in the commercial banking business in Ohio, southern Michigan, western Pennsylvania and West Virginia. Sky Financial also operates several financial services companies which complement its banks, including a trust company, broker/dealer operation, insurance agency, commercial finance unit and collections affiliate.

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

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2000, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Mid Am Bank, The Ohio Bank (Ohio Bank), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc. (SII), Sky Financial Solutions, Inc. (SFS), Mid Am Financial Services, Inc. (MAFSI), Sky Trust, N.A., (Sky Trust), Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I
(MACT), Sky Financial Group Capital Trust I (SFGCT), First Western Capital Trust I (FWCT), First Western Investment Services, Inc. (FWIS), First Western Bancorp, Inc. (First Western), Picton Cavanaugh, Inc. (Picton), Freedom Financial Life Insurance Company and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.



<PAGE  8>


New Accounting Pronouncements

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect, but the effect will depend on derivative holdings when this standard applies. This standard may be adopted early at the beginning of any fiscal quarter.


2.  Mergers and Acquisitions

On July 13, 2000, Sky Financial acquired the Meyer & Eckenrode Insurance Group, Inc., a full service insurance agency based in Carnegie, Pennsylvania. Meyer & Eckenrode shareholders received 0.6 million shares of Sky Financial common stock in a tax-free exchange accounted for as a purchase.

On September 30, 1999, Mahoning National Bancorp, Inc. (Mahoning Bancorp) affiliated with Sky Financial in a tax-free exchange with a total of 11.4 million Sky Financial common shares issued in the merger. Mahoning Bancorp was an $847 million bank holding company with offices in northeastern Ohio. Its subsidiary, Mahoning National Bank of Youngstown, was operated as a wholly-owned subsidiary of Sky Financial until April 14, 2000, when it was merged into Sky Bank.

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



<PAGE  9>


3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at June 30, 2000 and December 31, 1999 are as follows:


                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
                               Cost         Gains        Losses        Value
June 30, 2000

U.S. Treasury and U.S.
  Government agencies      $  653,574      $   113     $(22,277)   $  631,410
Obligations of states and
  political subdivisions      178,276          764       (2,225)      176,815
Corporate and other
  securities                   22,280            5         (354)       21,931
Mortgage-backed
  securities                  881,862          648      (23,385)      859,125
Total debt securities
  available for sale        1,735,992        1,530      (48,241)    1,689,281
Marketable equity
  securities                  149,987        3,768      (12,302)      141,453
Total securities
  available for sale       $1,885,979      $ 5,298     $(60,543)   $1,830,734



December 31, 1999

U.S. Treasury and U.S.
  Government agencies      $  691,045      $   331     $(16,936)   $  674,440
Obligations of states and
  political subdivisions      192,111        1,335       (2,606)      190,840
Corporate and other
  securities                   21,170          --          (367)       20,803
Mortgage-backed
  securities                  865,857          379      (24,629)      841,607
Total debt securities
  available for sale        1,770,183        2,045      (44,538)    1,727,690
Marketable equity
  securities                  148,904        3,534      (11,289)      141,149
Total securities
  available for sale       $1,919,087      $ 5,579     $(55,827)   $1,868,839









<PAGE 10>


4. Loans

The loan portfolios are as follows:

                                    June 30, 2000       December 31, 1999
Real estate loans:
  Construction                        $  150,840           $  176,940
  Residential mortgage                 1,655,403            1,744,162
  Non-residential mortgage             1,517,799            1,296,019
Commercial, financial and
  agricultural                         1,372,036            1,411,902
Installment and credit card loans        917,311              834,106
Other loans                                9,764               14,365
  Total loans                         $5,623,153           $5,477,494



5.  Debt and Federal Home Loan Bank Advances

Sky Financial's debt and Federal Home Loan Bank (FHLB) advances are as follows:
                                        June 30, 2000      December 31, 1999

Borrowings under bank line of credit      $  44,000            $  84,000
Borrowings under FHLB lines of credit       767,888              763,170
Subordinated note, 7.08%, January 2008       50,000               50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%              25,000               25,000
    Due June 2027 at 10.20%                  23,600               23,600
    Due May 2030 at 9.34%                    60,000                  --
Capital lease obligations                     1,843                1,903
Other items                                     900               16,884
  Total debt and FHLB advances            $ 973,231            $ 964,557



6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                  Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                                    2000       1999          2000      1999
Other comprehensive income (loss)
  Unrealized securities losses
    arising during period        $(1,058)   $(28,166)     $(4,150)  $(38,920)
  Reclassification adjustment
    for gains included in income    (665)       (307)        (847)      (619)
Net unrealized losses on
  securities available for sale   (1,723)    (28,473)      (4,997)   (39,539)
Tax effect                           601       9,950        1,747     13,831
Total other comprehensive loss   $(1,122)   $(18,523)     $(3,250)  $(25,708)


<PAGE 11>

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. For the three months ended and the six months ended June 30, 2000, there were 3,090,000 weighted shares and 2,994,000 weighted shares, respectively, under option excluded from the diluted earnings per share calculation as they were anti-dilutive.

Earnings per share data have also been restated for the 10% stock dividend declared in September 1999 and paid November 1, 1999.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

(Shares in thousands)            Three Months Ended        Six Months Ended
                                      June 30,                 June 30,
                                  2000        1999          2000       1999
Numerator:
Net income                      $31,499     $30,638       $62,605    $60,519

Denominator:
Weighted-average common
  shares outstanding (basic)     77,182      78,196        77,401     78,097
Exercise of options                 325         858           346        849
Weighted-average common
  shares outstanding (diluted)   77,507      79,054        77,747     78,946

Earnings per share:
Basic                           $  0.41     $  0.39       $  0.81    $  0.77
Diluted                         $  0.41     $  0.39       $  0.81    $  0.77



8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial service holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2000, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.



<PAGE 12>

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

The following table presents the capital ratios of Sky Financial.

                                   June 30, 2000       December 31, 1999
Total adjusted average assets
  for leverage ratio                 $7,965,580           $7,909,479
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       6,570,572            6,206,820
Tier I capital                          682,967              612,257
Total risk-based capital                829,401              751,976
Leverage ratio                              8.6%                 7.7%
Tier I capital ratio                       10.4                  9.9
Total capital ratio                        12.6                 12.1



Capital ratios applicable to Sky Financial's banking subsidiaries at June 30, 2000 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0%       4.0%       8.0%
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Sky Bank                           7.5       10.8       13.0
     Mid Am Bank                        8.0        9.1       11.3
     Ohio Bank                          6.5        8.0       10.2


In September, 1999, the Board of Directors of Sky Financial authorized management to undertake purchases of up to 3,850,000 shares of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in Sky Financial's stock option plan and for future stock dividend declarations. As of June 30, 2000, Sky Financial had repurchased approximately 1,662,000 shares of common stock pursuant to its 1999 repurchase program. As of July 31, 2000, Sky Financial had repurchased approximately 1,843,000 shares of common stock pursuant to its 1999 repurchase program.




<PAGE 13>


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

Selected segment information for the three months ended June 30, 2000 is included in the following table:

                                         Financial     Parent
Three Months Ended          Community     Service        and    Consolidated
June 30,                     Banking     Affiliates     Other       Total

2000
Net interest income          $77,304     $   607     $ (2,469)    $ 75,442
Provision for credit losses    4,674          59          --         4,733
Net interest income
  after provision             72,630         548       (2,469)      70,709
Other income                  18,029      15,476       (1,054)      32,451
Other expenses                44,350      14,439       (1,646)      57,143
Income (loss) before
  income taxes                46,309       1,585       (1,877)      46,017
Income taxes                  14,661         605         (748)      14,518
Net income (loss)            $31,648     $   980     $ (1,129)    $ 31,499


1999
Net interest income          $76,611     $   588     $ (1,913)    $ 75,286
Provision for credit losses    4,450         102          --         4,552
Net interest income
  after provision             72,161         486       (1,913)      70,734
Other income                  18,433      14,339          154       32,926
Other expenses                44,929      13,537          671       59,137
Income (loss) before
  income taxes                45,665       1,288       (2,430)      44,523
Income taxes                  14,489         495       (1,099)      13,885
Net income (loss)            $31,176     $   793     $ (1,331)    $ 30,638




<PAGE 14>


Selected segment information for the six months ended June 30, 2000 is included in the following table:


                                         Financial     Parent
Six Months Ended            Community     Service        and    Consolidated
June 30,                     Banking     Affiliates     Other       Total

2000
Net interest income         $155,030     $ 1,122     $ (4,410)    $151,742
Provision for credit losses    8,935         135          --         9,070
Net interest income
  after provision            146,095         987       (4,410)     142,672
Other income                  33,596      30,983       (1,511)      63,068
Other expenses                89,329      28,541       (3,321)     114,549
Income (loss) before
  income taxes                90,362       3,429       (2,600)      91,191
Income taxes                  28,514       1,275       (1,203)      28,586
Net income (loss)           $ 61,848     $ 2,154     $ (1,397)    $ 62,605


1999
Net interest income         $151,664     $ 1,110     $ (3,943)    $148,831
Provision for credit losses    8,598         144          --         8,742
Net interest income
  after provision            143,066         966       (3,943)     140,089
Other income                  36,612      27,530           45       64,187
Other expenses                90,365      25,335          392      116,092
Income (loss) before
  income taxes                89,313       3,161       (4,290)      88,184
Income taxes                  28,316       1,186       (1,837)      27,665
Net income (loss)           $ 60,997     $ 1,975     $ (2,453)    $ 60,519





















<PAGE 15>


Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

(Dollars in thousands, except per share data)


Three Months Ended June 30, 2000 and 1999


Results of Operations

Net income for the second quarter of 2000 was $31,499, an increase of $861 over the second quarter of 1999 earnings of $30,638. Diluted earnings per common share for the second quarter of 2000 was $.41 ($.41 basic), as compared to $.39 ($.39 basic) for the same period in 1999. Return on average equity (ROE) was 21.97% and return on average assets (ROA) was 1.58% for the second quarter of 2000 compared to 19.61% and 1.59%, respectively, in 1999.


Business Line Results

Sky Financial's business line results for the second quarter ended June 30, 2000 and 1999 are summarized in the table below.

                                           Net Income (Loss)
Quarter Ended June 30,                   2000            1999

Community Banking                     $ 31,648        $ 31,176
Financial Service Affiliates               980             793
Parent and Other                        (1,129)         (1,331)
Consolidated                          $ 31,499        $ 30,638


The increase in community banking net income in 2000 was primarily due to growth in net interest income and reductions in non-interest expense, partially offset by a decrease in mortgage banking income. The efficiency ratio was 45.6% for the second quarter of 2000 compared to 46.3% in the second quarter of 1999. The 2000 community banking results reflect a ROE of 21.72% and a ROA of 1.63% compared to 20.88% and 1.65%, respectively, in the second quarter of 1999.

The financial service affiliates' earnings reflect Sky Financial's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 8% in 2000, primarily due to an increase of $1,879 in brokerage and insurance commissions and an increase of $759 in trust income.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The reason for the improvement in parent and other business segment is a reduction in non-interest expense.



<PAGE 16>

Net Interest Income

Net interest income for the second quarter of 2000 was $75,442, basically even from $75,286 in the second quarter of 1999. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the second quarter of 2000, average loans were $5,596,000, increasing 9% from the second quarter of 1999. Sky Financial's net interest margin for the three months ended June 30, 2000 decreased to 4.19% as compared to 4.31% for the same period in 1999. The continued increase in short-term interest rates and the cost of funding share repurchases were the primary factors contributing to the net interest margin decline.


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $181 or 4% to $4,733 in the second quarter of 2000 compared to $4,552 in the second quarter of 1999. The higher provision for credit losses in the second quarter of 2000 was attributable to higher net charge-offs and growth in the loan portfolio.
Net charge-offs were $4,545 or 0.32% (annualized) of average loans during the three months ended June 30, 2000, compared to $4,261 or 0.33% (annualized) for the same period in 1999.

                                  June 30,     December 31,      June 30,
                                    2000           1999            1999
Allowance for credit losses
  as a percentage of loans          1.57%          1.58%           1.58%
Allowance for credit losses
  as a percentage of
  non-performing loans            492.99         445.10          504.46


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services to offset cyclical declines in mortgage banking. Other income for the second quarter of 2000 was $32,451, a decrease of $475 or 1% from the $32,926 for the same quarter of 1999. The decrease was primarily due to a decrease of $2,783 in mortgage banking income, a decrease of $175 in collection agency fees and a decrease in service charges and fees on deposit accounts of $209. The decreases were partially offset by an increase of $1,878 in brokerage and insurance commissions, an increase of $761 in trust income and an increase of $358 in net securities gains. The decrease in mortgage banking revenue was due to lower origination volumes caused primarily by rising interest rates. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes.


<PAGE 17>

Other Expense

Other expense for the second quarter of 2000 was $57,143, a decrease of $1,994 or 3% from the $59,137 reported for the same quarter of 1999. The efficiency ratio was 51.93% for the second quarter of 2000, decreasing from 53.58% for the same quarter last year. Salaries and employee benefits, which comprise the largest component of other expense, decreased $2,571 or 8% in the second quarter of 2000 as compared to the same period in 1999. Expense savings realized from the acquisitions completed in 1999, primarily related to staffing costs, have more than offset increased other expenses to support revenue growth. Occupancy and equipment expense decreased $574 or 6% and other expenses increased $1,151 or 6% to $19,778 in 2000 from $18,627 in 1999.


Income Taxes

The provision for income taxes for the second quarter of 2000 increased
$633 to $14,518 from $13,885 for the same period in 1999. The effective tax rate for the second quarter of 2000 was 31.5% as compared to 31.2% for the same period in 1999.




Six Months Ended June 30, 2000 and 1999


Results of Operations

Net income for the six months ended June 30, 2000 was $62,605, an increase of $2,086 over the six months ended June 30, 1999 earnings of $60,519. Diluted earnings per common share year to date for 2000 was $.81 ($.81 basic), as compared to $.77 ($.77 basic) for the same period in 1999. Return on average equity was 21.91% and return on average assets was 1.58% for the six months ended June 30, 2000 compared to 19.54% and 1.57%, respectively, in 1999.


Business Line Results

Sky Financial's business line results for the six months ended June 30, 2000 and 1999 are summarized in the table below.

                                           Net Income (Loss)
Six Months Ended June 30,                2000            1999

Community Banking                     $ 61,848        $ 60,997
Financial Service Affiliates             2,154           1,975
Parent and Other                        (1,397)         (2,453)
Consolidated                          $ 62,605        $ 60,519



<PAGE 18>


The increase in community banking net income in 2000 was primarily due to growth in net interest income and reductions in non-interest expense, partially offset by a decrease in mortgage banking income. The efficiency ratio was 46.4% for the six months ended June 30, 2000 compared to 47.0% in the same period of 1999. The 2000 community banking results reflect a ROE of 21.43% and a ROA of 1.59% compared to 20.64% and 1.60%, respectively, in the six months ended June 30, 1999.

The financial service affiliates' earnings reflect Sky Financial's continued investment in the development and growth of these businesses. While earnings remain modest, revenues have grown 13% in 2000, primarily due to an increase of $5,498 in brokerage and insurance commissions and an increase of $1,484 in trust income.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The reason for the improvement in parent and other business segment is a reduction in non-interest expense.


Net Interest Income

Net interest income increased $2,911 to $151,742 in the six months ended June 30, 2000 as compared to $148,831 for the same period in 1999. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the six months ended June 30, 2000, average loans were $5,553,000, increasing 9% from the six months ended June 30, 1999. Sky Financial's net interest margin for the six months ended June 30, 2000 decreased to 4.23% as compared to 4.27% for the same period in 1999. The continued increase in short-term interest rates and the cost of funding share repurchases were the primary factors contributing to the net interest margin decline.


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $328 or 4% to $9,070 in the six months ended June 30, 2000 compared to $8,742 in the six months ended June 30, 1999. The higher provision for credit losses in the six months ended June 30, 2000 was attributable to higher net charge-offs and growth in the loan portfolio. Net charge-offs were $7,802 or 0.28% (annualized) of average loans during the six months ended June 30, 2000, compared to $7,065 or 0.28% (annualized) for the same period in 1999.





<PAGE 19>


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services to offset cyclical declines in mortgage banking. Other income for the six months ended June 30, 2000 was $63,068, a decrease of $1,119 or 2% from the $64,187 for the same period in 1999. The decrease was primarily due to a decrease of $6,600 in mortgage banking income, a decrease of $1,559 in net gains on sales of commercial financing loans and a decrease in service charges and fees on deposit accounts of $764. The decreases were partially offset by an increase of $5,499 in brokerage and insurance commissions, an increase of $1,564 in trust income and an increase of $499 in other income. The decrease in mortgage banking revenue was due to lower origination volumes caused primarily by rising interest rates. The increase in brokerage and insurance commissions was primarily due to the acquisition of Picton Cavanaugh in the second quarter of 1999 and increased volumes.


Other Expense

Other expense for the six months ended June 30, 2000 was $114,549, a decrease of $1,543 or 1% from the $116,092 reported for the same period in 1999. The efficiency ratio was 52.30% for the six months ended June 30, 2000, decreasing from 53.43% for the same period last year. Salaries and employee benefits, which comprise the largest component of other expense, decreased $2,285 or 4% in the six months ended June 30, 2000 as compared to the same
period in 1999.   Expense savings realized from the acquisitions completed in
1999, primarily related to staffing costs, have more than offset increased other expenses to support revenue growth. Occupancy and equipment expense decreased $855 or 4% and other expenses increased $1,597 or 4% to $37,682 in 2000 from $36,085 in 1999.


Income Taxes

The provision for income taxes for the six months ended June 30, 2000 increased $921 to $28,586 from $27,665 in 1999. The effective tax rate for the six months ended June 30, 2000 was 31.3% as compared to 31.4% for the same period in 1999.






Balance Sheet

At June 30, 2000, total assets were $8,110,986, an increase of $47,230 from December 31, 1999. The increase was primarily attributable to continued strong growth in loans, up $145,659 to $5,623,153, partially offset by a reduction in cash and due from banks of $102,257. The net growth in assets was funded primarily by growth in total deposits, up $29,731 and borrowed funds, up $16,908.


<PAGE 20>

Shareholders' equity totaled $574,058 at June 30, 2000, increasing $7,727 from December 31, 1999. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2000 totaled $31,642. This increase was offset mainly by a net increase in treasury stock of $20,689 as Sky Financial continued to repurchase shares, as authorized by its Board of Directors, for issuance in future stock dividends and stock option plans (see Note 8).


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  June 30,     December 31,      June 30,
                                    2000           1999            1999

Non-accrual loans                 $16,643        $17,423         $13,977
Restructured loans                  1,211          2,067           2,369
Total non-performing loans         17,854         19,490          16,346
Other real estate owned             2,450          3,293           2,589
Total non-performing assets       $20,304        $22,783         $18,935

Loans 90 days or more past due
  and not on non-accrual          $ 7,422        $ 9,538         $ 9,045
Non-performing loans to
  total loans                        0.32%          0.36%           0.31%
Non-performing assets to
  total loans plus other
  real estate owned                  0.36           0.42            0.36
Allowance for credit losses to
  total non-performing loans       492.99         445.10          504.46
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.13           0.17            0.17


Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $52,142 and $40,825 at June 30, 2000 and December 31, 1999, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but rather that a higher level of scrutiny is prudent under the circumstances. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of June 30, 2000, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.



<PAGE 21>

Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the six months ended June 30, 2000 and 1999.

                                          2000             1999
Balance of allowance at
  beginning of year                     $86,750          $80,748

Loans charged-off:
  Real estate                              (798)          (1,351)
  Commercial and agricultural            (4,268)          (1,757)
  Installment and credit card            (6,889)          (6,046)
  Other loans                              (453)              (6)
    Total loans charged-off             (12,408)          (9,160)

Recoveries:
  Real estate                               651              173
  Commercial and agricultural             2,068              485
  Installment and credit card             1,880            1,417
  Other loans                                 7               20
    Total recoveries                      4,606            2,095

Net loans charged-off                    (7,802)          (7,065)
Provision charged to operating
  expense                                 9,070            8,742
Effect of conforming year end
  of pooled entity                          --                34
Balance of allowance at
  end of period                         $88,018          $82,459

Ratio of net charge-offs to
  average loans outstanding                0.28%           0.28%
Allowance for credit losses
  to total loans                           1.57             1.58
Allowance for credit losses
  to total non-performing loans          492.99           504.46


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


<PAGE 22>

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of June 30, 2000 and December 31, 1999.

                              June 30, 2000       December 31, 1999
  Construction                   $    36              $   707
  Real estate                     26,456               22,186
  Commercial, financial
    and agricultural              17,023               15,365
  Installment and credit card     24,441               22,434
  Other loans                        925                  800
  Unallocated                     19,137               25,258
    Total                        $88,018              $86,750


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

Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At June 30, 2000, securities and other short-term investments with maturities of one year or less totaled $177,967, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At June 30, 2000, these lines of credit enable the banks to borrow up to $874,089, of which $767,888 is currently outstanding.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $38,968 at June 30, 2000.


<PAGE 23>

In March, 2000, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 6, 2001. At June 30, 2000, Sky Financial had borrowings of $44,000 under this agreement.

On March 31, 2000, Sky Financial completed the issuance of $60,000 of trust preferred securities. The proceeds from this issuance will be used to continue its share repurchases, as authorized by the Board of Directors, for use in future stock dividends and stock option plans.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 2000, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."


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




<PAGE 24>


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

Sky Financial also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at June 30, 2000 and December 31, 1999. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.

                             June 30,      December 31,
                               2000           1999          Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (1.2)%         (3.7)%          (10.0)%
-200 Basis points              (0.9)           1.7            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (29.8)         (22.4)%          (30.0)%
-200 Basis points              29.8           15.3            (30.0)

The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at June 30, 2000 and December 31, 1999 fall within the Board of Directors guidelines.

The above analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.


<PAGE 25>


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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 19, 2000, ballot totals for the election of ten Class II Directors to serve until the Annual Meeting of Shareholders in 2003 were as follows:

Class II                           FOR                    WITHHELD

David A. Bryan                  61,515,836   79.1%       2,067,232
Keith D. Burgett                61,495,846   79.0        2,087,222
George N. Chandler, II          61,527,266   79.1        2,055,802
Robert C. Duvall                61,498,137   79.0        2,084,931
Del E. Goedeker                 61,488,727   79.0        2,094,341
H. Lee Kinney                   61,384,354   78.9        2,198,714
Thomas S. Noneman               61,529,668   79.1        2,053,400
Gregory L. Ridler               61,410,757   78.9        2,172,311
Emerson J. Ross, Jr.            61,557,131   79.1        2,025,937
Douglas J. Shierson             61,517,749   79.1        2,065,319


The following incumbent Class I and Class III Directors who were not nominees for election at the April 19, 2000 Annual Meeting are as follows:

Gerald D. Aller            Charles I. Homan             Jonathan Levy
Kenneth E. McConnell       Thomas J. O'Shane            Edward J. Reiter
Patrick W. Rooney          C. Gregory Spangler          Robert E. Stearns
Marty E. Adams             D. James Hilliker            Fred H. Johnson, III
Marilyn O. McAlear         James C. McBane              Gerard P. Mastroianni
Robert E. Spitler          Richard R. Hollington, Jr.   Joseph N. Tosh, II


<PAGE 26>

At the Annual Meeting of Sky Financial Group, Inc. Shareholders on April 19, 2000, ballot totals for the approval and adoption of amendments to Sky Financial's Code of Regulations were as follows:

                       FOR             49,326,509    63.4%
                       AGAINST          3,388,658     4.4
                       ABSTAIN            881,902     1.1



Item 5.  Other Information

         Not applicable.



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11.1)  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

              Not applicable.





























<PAGE 27>


SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.




/s/ W. Granger Souder, Jr.


W. Granger Souder, Jr.
Executive Vice President / General Counsel



DATE:  August 11, 2000






























<PAGE 28>


SKY FINANCIAL GROUP, INC.

                                EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

   (11.1)       Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for June 30, 2000.

   (27.1)       Financial Data Schedule                               29