Form 10-Q
period 2000-09-30
SKY FINANCIAL GROUP INC
filed 2000-11-14
CIK 855876

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


                               FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2000


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


The number of shares outstanding of the Registrant's common stock, without par value was 83,736,330 at October 31, 2000.















<PAGE  2>


SKY FINANCIAL GROUP, INC.


INDEX

                                                                  Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            September 30, 2000 and December 31, 1999 ...............   3

          Consolidated Statements of Income
            Three months ended September 30, 2000 and 1999 and
              Nine months ended September 30, 2000 and 1999 ........   4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
              Three months ended September 30, 2000 and 1999 and
                Nine months ended September 30, 2000 and 1999 ......   5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2000 and 1999 ..........   6

          Notes to Consolidated Financial Statements ...............   7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................  15

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ......................................  25


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................  26

Item 2.   Changes in Securities ....................................  26

Item 3.   Defaults Upon Senior Securities ..........................  26

Item 4.   Submission of Matters to a Vote of Security Holders ......  27

Item 5.   Other Information ........................................  27

Item 6.   Exhibits and Reports on Form 8-K .........................  27


SIGNATURES .........................................................  28


EXHIBIT INDEX ......................................................  29



<PAGE  3>

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share data)   Sept. 30,         December 31,
                                               2000               1999
ASSETS
Cash and due from banks                    $  208,342         $  380,980
Interest-earning deposits
  with financial institutions                  21,381             17,086
Federal funds sold                              7,000              3,100
Loans held for sale                            12,105              9,006
Securities available for sale               1,849,420          1,868,839

Total loans                                 5,816,758          5,477,494
  Less allowance for credit losses            (91,675)           (86,750)
     Net loans                              5,725,083          5,390,744

Premises and equipment                        118,549            115,675
Accrued interest receivable
  and other assets                            316,865            278,326
    TOTAL ASSETS                           $8,258,745         $8,063,756

LIABILITIES
Deposits
  Non-interest-bearing deposits            $  726,322         $  757,537
  Interest-bearing deposits                 5,059,544          5,001,154
    Total deposits                          5,785,866          5,758,691

Securities sold under repurchase
  agreements and federal funds purchased      741,264            657,913
Debt and Federal Home Loan Bank advances      918,645            915,957
Obligated mandatorily redeemable capital
  securities of subsidiary trusts             108,600             48,600
Accrued interest payable
  and other liabilities                       120,096            116,264
    TOTAL LIABILITIES                       7,674,471          7,497,425

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized;
  none issued                                     --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  86,670,155 and 85,979,371 shares
  issued in 2000 and 1999                     580,001            571,543
Retained earnings                              75,765             34,381
Treasury stock;  2,512,356 and
  274,250 shares in 2000 and 1999             (45,204)            (6,215)
Unearned ESOP shares                             (450)              (717)
Accumulated other comprehensive income        (25,838)           (32,661)
    TOTAL SHAREHOLDERS' EQUITY                584,274            566,331
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                 $8,258,745         $8,063,756

See accompanying notes to consolidated financial statements.


<PAGE  4>

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,            Three Months Ended       Nine Months Ended
  except per share data)            September 30,            September 30,
                                   2000       1999          2000       1999
Interest Income
Loans, including fees            $128,516   $111,402      $371,465   $330,724
Securities
  Taxable                          29,331     28,725        82,510     84,735
  Nontaxable                        1,362      2,397         5,789      7,285
Federal funds sold and other          358      2,208         1,052      3,365
  Total interest income           159,567    144,732       460,816    426,109

Interest Expense
Deposits                           57,400     48,197       161,342    148,167
Borrowed funds                     26,636     19,255        72,201     51,831
  Total interest expense           84,036     67,452       233,543    199,998

Net Interest Income                75,531     77,280       227,273    226,111

Provision for Credit Losses         6,094      7,355        15,164     16,097
Net Interest Income After
  Provision Credit Losses          69,437     69,925       212,109    210,014

Other Income
Trust income                        3,952      3,290        11,420      9,194
Service charges and fees on
  deposit accounts                  6,968      7,029        19,961     20,786
Mortgage banking income             3,103      3,802         8,713     16,012
Brokerage and insurance
  commissions                       8,331      4,406        21,173     11,749
Collection agency fees                446        679         1,725      1,944
Net securities (losses) gains      (3,993)       297        (3,146)       916
Net gains on sales of
  commercial financing loans          361      4,982         7,586     13,766
Other income                        7,414      6,271        22,218     20,576
  Total other income               26,582     30,756        89,650     94,943

Other Expense
Salaries and employee benefits     30,656     30,765        88,922     91,316
Occupancy and equipment expense     9,472      9,619        28,073     29,075
Merger, integration and
  restructuring expense               --      58,143           --      58,143
Other operating expense            19,250     16,515        56,932     52,600
  Total other expenses             59,378    115,042       173,927    231,134

Income (Loss) Before Income Taxes  36,641    (14,361)      127,832     73,823
Income taxes                       11,491     (2,864)       40,077     24,801

  Net Income (Loss)              $ 25,150   $(11,497)     $ 87,755   $ 49,022

Earnings (Loss) per Common Share:
  Basic                          $   0.30   $  (0.13)     $   1.03   $   0.57
  Diluted                        $   0.30   $  (0.13)     $   1.03   $   0.56

See accompanying notes to consolidated financial statements.


<PAGE  5>

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,          Three Months Ended        Nine Months Ended
  except per share data)           September 30,             September 30,
                                 2000        1999          2000        1999

Balance at
  beginning of period         $574,058    $619,269      $566,331    $611,713

Comprehensive income
Net income (loss)               25,150     (11,497)       87,755      49,022
Other comprehensive
  income (loss)                 10,073      (1,933)        6,823     (27,641)
Total comprehensive
  income (loss)                 35,223     (13,430)       94,578      21,381


Common cash dividends          (15,353)    (14,401)      (46,316)    (40,618)
Treasury shares
  acquired                     (20,684)     (3,917)      (44,105)    (10,146)
Treasury shares
  issued                         1,504         649         3,461       2,114
Shares issued to acquire
  Meyer & Eckenrode
  Insurance Group, Inc.
  (663,311 shares)               9,610         --          9,610         --
Shares issued to acquire
  Picton Cavanaugh, Inc.
  (317,919 shares)                 --          --            --        1,174
Effect of conforming the year
  end of pooled affiliate          --          --            --        1,584
Fractional shares
  and other items                  (84)       (440)          715         528

Balance at
  end of period               $584,274    $587,730      $584,274    $587,730



Common cash dividends
  per share                   $   0.18    $   0.17      $   0.55    $   0.52









See accompanying notes to consolidated financial statements.


<PAGE  6>

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)                                       Nine Months Ended
(Dollars in thousands)                               September 30,
                                                   2000        1999

Net Cash From Operating Activities             $  78,651    $ 176,725

Investing Activities
Net increase in interest-bearing
  deposits in other banks                         (4,295)      (9,956)
Net (increase) decrease in
  federal funds sold                              (3,900)      28,024
Securities available for sale:
  Proceeds from maturities and payments          276,979      539,615
  Proceeds from sales                            272,945      163,479
  Purchases                                     (524,927)    (562,717)
Securities held to maturity:
  Proceeds from maturities and payments              --         2,210
Proceeds from sales of loans                       4,638       16,222
Net increase in loans                           (352,414)    (264,265)
Purchases of premises and equipment              (13,703)     (15,450)
Purchases of life insurance contracts                --        (4,340)
Proceeds from sales of premises and equipment        783        4,603
Proceeds from sales of other real estate           3,194        1,250
Cash acquired through acquisition                    364          --
Net cash from investing activities              (340,336)    (101,325)

Financing Activities
Cash transferred in connection with
  sale of branch deposits                            --       (95,917)
Purchases of branch deposits, net                    --         4,765
Net increase (decrease) in deposit accounts       27,175     (216,895)
Net increase (decrease) in federal funds
  and repurchase agreements                       83,351         (639)
Net change in short-term FHLB advances           (39,200)     229,792
Proceeds from issuance of debt
  and long-term FHLB advances                    419,184      101,187
Repayment of debt and long-term
  FHLB advances                                 (317,296)     (19,016)
Cash dividends and fractional shares paid        (46,554)     (37,362)
Proceeds from issuance of common stock             2,661        2,528
Treasury stock purchases                         (40,274)     (10,145)
Net cash from financing activities                89,047      (41,702)

Net decrease in cash and due from banks         (172,638)      33,698
Effect on cash of conforming the year end
  of pooled entity                                   --         3,331
Cash and due from banks at beginning of year     380,980      247,284
Cash and due from banks at end of period       $ 208,342    $ 284,313

Cash paid for interest                         $ 233,342    $ 202,241
Cash paid for income taxes                     $  41,800    $  30,332

Noncash Transactions
Securitization of loans held for sale          $     --     $   3,915

See accompanying notes to consolidated financial statements.


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

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2000, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 1999, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Mid Am Bank, The Ohio Bank (Ohio Bank), Sky Asset Management Services, Inc. (SAMSI), Sky Investments, Inc. (SII), Sky Financial Solutions, Inc. (SFSI), Mid Am Financial Services, Inc. (MAFSI), Sky Trust, N.A., (Sky Trust), Sky Technology Resources, Inc. (Sky Tech), Mid Am Capital Trust I
(MACT), Sky Financial Group Capital Trust I (SFGCT), First Western Capital Trust I (FWCT), First Western Investment Services, Inc. (FWIS), First Western Bancorp, Inc. (First Western), Picton Cavanaugh, Inc. (Picton), Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), Freedom Financial Life Insurance Company and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Sky Financial's Board of Directors declared a 10% stock dividend on its common stock, paid November 10, 2000 to shareholders of record October 30, 2000.


<PAGE  8>

New Accounting Pronouncements

Beginning January 1, 2001, a new accounting standard will require all derivative financial instruments to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect because management believes all derivative financial instruments and related hedged items will qualify for hedge accounting treatment under the standards. The effect will depend on derivative holdings when this standard first applies. This standard may be adopted early at the beginning of any fiscal quarter.


2.  Mergers and Acquisitions

On July 13, 2000, Sky Financial acquired the Meyer & Eckenrode Insurance Group, Inc., a full service insurance agency based in Carnegie, Pennsylvania. Meyer & Eckenrode shareholders received 0.66 million shares of Sky Financial common stock in a tax-free exchange accounted for as a purchase.

On September 30, 1999, Mahoning National Bancorp, Inc. (Mahoning Bancorp) affiliated with Sky Financial in a tax-free exchange with a total of 12.5 million Sky Financial common shares issued in the merger. Mahoning Bancorp was an $847 million bank holding company with offices in northeastern Ohio. Its subsidiary, Mahoning National Bank of Youngstown, was operated as a wholly-owned subsidiary of Sky Financial until April 14, 2000, when it was merged into Sky Bank.

On August 6, 1999, First Western Bancorp, Inc. affiliated with Sky Financial in a tax-free exchange with a total of 16.5 million Sky Financial common shares issued in the merger. First Western was a $2.2 billion bank holding company with offices in northwestern Pennsylvania and eastern Ohio. First Western's bank affiliate, First Western Bank, N. A., was merged into Sky Bank.

Effective July 16, 1999, Wood Bancorp, Inc., Bowling Green, Ohio (Wood Bancorp), affiliated with Sky Financial in a tax-free exchange with a total of 2.5 million Sky Financial common shares issued in the merger. Wood Bancorp was a $167 million bank holding company with offices located in northwestern Ohio. Wood Bancorp's subsidiary, First Federal Bank, was merged into Mid Am Bank.

The Mahoning Bancorp, First Western and Wood Bancorp mergers were accounted for as poolings of interests. Accordingly, all financial information has been restated to include the historical information of the merged entities.

On May 1, 1999, Sky Financial completed its acquisition of Picton Cavanaugh, Inc., a full-service insurance agency based in Toledo, Ohio. Picton Cavanaugh shareholders received 0.32 million Sky Financial's common shares in a tax-free exchange accounted for as a pooling of interests. Since Picton Cavanaugh's financial statements were not material compared to Sky Financial's, prior financial statements were not restated.




<PAGE  9>

3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at September 30, 2000 and December 31, 1999 are as follows:


                                            Gross        Gross      Estimated
                            Amortized     Unrealized   Unrealized      Fair
                               Cost         Gains        Losses        Value
September 30, 2000

U.S. Treasury and U.S.
  Government agencies      $  609,571      $ 1,440     $(13,907)   $  597,104
Obligations of states and
  political subdivisions       64,176          257         (866)       63,567
Corporate and other
  securities                   18,890           12         (304)       18,598
Mortgage-backed
  securities                1,023,956        1,385      (17,878)    1,007,463
Total debt securities
  available for sale        1,716,593        3,094      (32,955)    1,686,732
Marketable equity
  securities                  172,576        3,997      (13,885)      162,688
Total securities
  available for sale       $1,889,169      $ 7,091     $(46,840)   $1,849,420



December 31, 1999

U.S. Treasury and U.S.
  Government agencies      $  691,045      $   331     $(16,936)   $  674,440
Obligations of states and
  political subdivisions      192,111        1,335       (2,606)      190,840
Corporate and other
  securities                   21,170          --          (367)       20,803
Mortgage-backed
  securities                  865,857          379      (24,629)      841,607
Total debt securities
  available for sale        1,770,183        2,045      (44,538)    1,727,690
Marketable equity
  securities                  148,904        3,534      (11,289)      141,149
Total securities
  available for sale       $1,919,087      $ 5,579     $(55,827)   $1,868,839












<PAGE 10>

4. Loans

The loan portfolios are as follows:

                                 September 30, 2000     December 31, 1999
Real estate loans:
  Construction                        $  179,418           $  176,940
  Residential mortgage                 1,669,223            1,744,162
  Non-residential mortgage             1,541,207            1,296,019
Commercial, financial and
  agricultural                         1,516,549            1,411,902
Installment and credit card loans        899,137              834,106
Other loans                               11,224               14,365
  Total loans                         $5,816,758           $5,477,494



5.  Borrowings

Sky Financial's borrowings include bank debt, Federal Home Loan Bank (FHLB) advances and trust preferred securities as follows:

                                    September 30, 2000     December 31, 1999

Borrowings under bank lines of credit    $  117,049            $  84,000
Borrowings under FHLB lines of credit       747,199              763,170
Subordinated note, 7.08%, January 2008       50,000               50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%              25,000               25,000
    Due June 2027 at 10.20%                  23,600               23,600
    Due May 2030 at 9.34%                    60,000                  --
Capital lease obligations                     1,791                1,903
Other items                                   2,606               16,884
  Total borrowings                       $1,027,245            $ 964,557



6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                                    2000       1999          2000      1999
  Unrealized securities gains
    (losses) arising during
      period                      $11,503    $(2,804)     $ 7,353   $(41,724)
  Reclassification adjustment
    for (gains) losses
    included in income              3,993       (297)       3,146       (916)
Net unrealized gains (losses) on
  securities available for sale    15,496     (3,101)      10,499    (42,640)
Tax effect                         (5,423)     1,168       (3,676)    14,999
Total other comprehensive
  income (loss)                   $10,073    $(1,933)     $ 6,823   $(27,641)


<PAGE 11>

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period. For the three months ended and the nine months ended September 30, 2000, there were 3,045,000 weighted shares and 3,211,000 weighted shares, respectively, under option excluded from the diluted earnings per share calculation as they were anti-dilutive.

Earnings per share data have also been restated for the 10% stock dividends declared in October 2000 and September 1999 and paid in November 2000 and 1999.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

(Shares in thousands)            Three Months Ended       Nine Months Ended
                                    September 30,            September 30,
                                  2000        1999          2000       1999
Numerator:
Net income (loss)               $25,150    $(11,497)      $87,755    $49,022

Denominator:
Weighted-average common
  shares outstanding (basic)     84,486      86,078        84,923     85,964
Effect of stock options             383         779           381        882
Weighted-average common
  shares outstanding (diluted)   84,869      86,857        85,304     86,846

Earnings (loss) per share:
Basic                           $  0.30    $  (0.13)      $  1.03    $  0.57
Diluted                         $  0.30    $  (0.13)      $  1.03    $  0.56



8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial service holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2000, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.


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

The following table presents the capital ratios of Sky Financial.

                                September 30, 2000     December 31, 1999
Total adjusted average assets
  for leverage ratio                 $8,086,672           $7,909,479
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio       6,763,977            6,206,820
Tier I capital                          672,269              612,257
Total risk-based capital                820,727              751,976
Leverage ratio                              8.3%                 7.7%
Tier I capital ratio                        9.9                  9.9
Total capital ratio                        12.1                 12.1



Capital ratios applicable to Sky Financial's banking subsidiaries at September 30, 2000 were as follows:
                                                            Total
                                                 Tier I   Risk-based
                                     Leverage    Capital    Capital
Regulatory Capital Requirements
     Minimum                            4.0%       4.0%       8.0%
     Well-capitalized                   5.0        6.0       10.0
Bank Subsidiaries
     Sky Bank                           7.5       10.4       12.6
     Mid Am Bank                        7.8        8.9       11.1
     Ohio Bank                          6.5        8.2       10.4


In September, 2000, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to an additional 5% (or approximately
4.2 million shares) of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in future stock dividends and use in its stock option plans or general corporate purposes. Under the 1999 repurchase program, Sky Financial had repurchased approximately 2,946,000 shares of common stock. As of September 30, 2000, Sky Financial had repurchased approximately 158,000 shares of common stock pursuant to its 2000 repurchase program.








<PAGE 13>

9.  Line of Business Reporting

Prior to the third quarter of 2000, Sky Financial reported two major lines of business: community banking and financial service affiliates. In the third quarter of 2000, management began reporting the results of its commercial finance lending affiliate (SFSI) separately from its other financial service affiliates. Prior periods were restated for comparability. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial service affiliates consist of non-banking companies engaged in broker/dealer operations, non-conforming mortgage lending, collection activities, trust and wealth management, insurance and other financial-related services.

The third quarter results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFSI, which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment, which was announced in August 2000, reduced operating earnings by $4,086 compared to the third quarter last year. Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of a warehouse line that is used to fund the loan originations at SFSI. The impact of these swaps is not material to the financial statements.

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

Selected segment information for the three months ended September 30, 2000 is included in the following table:
                                               Other
                                 Commercial  Financial    Parent
Three Months Ended    Community   Finance     Service       and
September 30,          Banking    Lending    Affiliates    Other      Total

2000
Net interest income   $ 77,739    $   361    $   282    $ (2,851)   $ 75,531
Provision for
  credit losses          4,064      1,961         69         --        6,094
Net interest income
  after provision       73,675     (1,600)       213      (2,851)     69,437
Other income            17,485        852     12,734      (4,489)     26,582
Other expenses          44,306      4,034     11,738        (700)     59,378
Income (loss) before
  income taxes          46,854     (4,782)     1,209      (6,640)     36,641
Income taxes            15,301     (1,724)       479      (2,565)     11,491
Net income (loss)     $ 31,553    $(3,058)   $   730    $ (4,075)   $ 25,150


<PAGE 14>

                                               Other
                                 Commercial  Financial    Parent
Three Months Ended    Community   Finance     Service       and
September 30,          Banking    Lending    Affiliates    Other      Total

1999
Net interest income   $ 78,352    $   230    $   628    $ (1,930)   $ 77,280
Provision for
  credit losses          4,779        --         176       2,400       7,355
Net interest income
  after provision       73,573        230        452      (4,330)     69,925
Other income            15,745      5,339      9,773        (101)     30,756
Other expenses          43,143      3,918     10,094      57,887     115,042
Income (loss) before
  income taxes          46,175      1,651        131     (62,318)    (14,361)
Income taxes            14,682        623         28     (18,197)     (2,864)
Net income (loss)     $ 31,493    $ 1,028    $   103    $(44,121)   $(11,497)




Selected segment information for the nine months ended September 30, 2000 is included in the following table:

                                               Other
                                 Commercial  Financial    Parent
Three Months Ended    Community   Finance     Service       and
September 30,          Banking    Lending    Affiliates    Other      Total

2000
Net interest income   $232,768    $   803    $   962    $ (7,260)   $227,273
Provision for
  credit losses         12,999      1,961        204         --       15,164
Net interest income
  after provision      219,769     (1,158)       758      (7,260)    212,109
Other income            51,081      8,835     35,734      (6,000)     89,650
Other expenses         133,635     11,560     32,753      (4,021)    173,927
Income (loss) before
  income taxes         137,215     (3,883)     3,739      (9,239)    127,832
Income taxes            43,816     (1,352)     1,383      (3,770)     40,077
Net income (loss)     $ 93,399    $(2,531)   $ 2,356    $ (5,469)   $ 87,755


1999
Net interest income   $230,016    $   852    $ 1,116    $ (5,873)   $226,111
Provision for
  credit losses         13,377        --         320       2,400      16,097
Net interest income
  after provision      216,639        852        796      (8,273)    210,014
Other income            52,359     15,072     27,568         (56)     94,943
Other expenses         133,509     11,330     28,017      58,278     231,134
Income (loss) before
  income taxes         135,489      4,594        347     (66,607)     73,823
Income taxes            42,999      1,736        100     (20,034)     24,801
Net income (loss)     $ 92,490    $ 2,858    $   247    $(46,573)   $ 49,022


<PAGE 15>

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

(Dollars in thousands, except per share data)


Three Months Ended September 30, 2000 and 1999


Results of Operations

Operating earnings for the third quarter of 2000 was $27,746, a decrease of $4,007 compared to the third quarter of 1999 operating earnings of $31,753. Diluted operating earnings per common share for the third quarter of 2000 was $.33 ($.33 basic), as compared to $.37 ($.37 basic) for the same period in 1999. The third quarter results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, Inc., which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment, which was announced August 21, 2000, reduced operating earnings by $4,086, or $.05 per diluted share, compared to the third quarter last year. On an operating basis, return on average equity (ROE) and return on average assets (ROA), also impacted by the new program, were 18.93% and 1.36%, respectively, for the third quarter of 2000, compared to 20.65% and 1.60%, respectively, in 1999.

On a reported basis, net income for the third quarter of 2000 was $25,150, an increase of $36,647 over the third quarter of 1999 loss of $(11,497).
Diluted earnings per common share for the third quarter of 2000 was $.30 ($.30 basic), as compared to $(.13) ($(.13) basic) for the same period in 1999. Third quarter of 2000 net income was reduced by $2,595 or $.03 per diluted share, for net losses on the sales of securities. For the third quarter of 1999, after-tax non-recurring items, primarily merger and restructuring charges, reduced net income by $43,250, or $.50 per diluted share.


Business Line Results

Sky Financial's business line results for the third quarter ended
September 30, 2000 and 1999 are summarized in the table below.

                                           Net Income (Loss)
Quarter Ended September 30,              2000            1999

Community Banking                     $ 31,553        $ 31,493
Commercial Finance Lending              (3,058)          1,028
Other Financial Service Affiliates         730             103
Parent and Other                        (4,075)        (44,121)
Consolidated Total                    $ 25,150        $(11,497)





<PAGE 16>

The community banking net income for the third quarter of 2000 was basically even from 1999 third quarter earnings. This was primarily due to a slight decrease in net interest income that was offset by a lower provision for credit losses, and the increase in non-interest income was offset by a similar increase in non-interest expense. The efficiency ratio was 45.9% for the third quarter of 2000 compared to 44.9% in the third quarter of 1999.
The 2000 community banking results reflect a ROE of 20.67% and a ROA of 1.58% compared to 20.86% and 1.63%, respectively, in the third quarter of 1999.

The commercial finance lending affiliate earnings decreased $4,086 for the third quarter of 2000 as compared to the same period in 1999. The third quarter results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings $4,086 compared to the third quarter of 1999.

The other financial service affiliates' earnings reflect Sky Financial's continued investment in the development and growth of these businesses. For the third quarter of 2000, earnings increased $627 as compared to 1999, primarily due to earnings increases in non-conforming mortgage lending and trust. For the third quarter of 2000, revenues increased $2,961 as compared to 1999, primarily due to increases in brokerage and insurance commissions, which include Meyer & Eckenrode revenues, and trust revenues.

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


Net Interest Income

Net interest income for the third quarter of 2000 was $75,531, a decrease of $1,749 or 2% from $77,280 in the third quarter of 1999. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earnings assets increased 3% from the third quarter last year, with continued growth in average loans, up 7% from last year. Sky Financial's net interest margin for the three months ended September 30, 2000 decreased to 4.05% as compared to 4.29% for the same period in 1999. The impact on funding costs of continued increases in short-term interest rates over the last year and the cost of funding share repurchases were the primary factors contributing to the net interest margin decline.






<PAGE 17>

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $1,261 to $6,094 in the third quarter of 2000 compared to $7,355 in the third quarter of 1999. The higher provision for credit losses in the third quarter of 1999 was due to a non-recurring provision for credit losses of $2,400. Excluding the non-recurring provision in 1999, the provision for credit losses increased $1,139 or 23% to $6,094 in the third quarter of 2000 compared to $4,955 in the third quarter of 1999. The higher provision for credit losses was attributable to growth in the loan portfolio. Net charge-offs were $2,437 or 0.17% (annualized) of average loans during the three months ended September 30, 2000, compared to $4,253 or 0.32% (annualized) for the same period in 1999.


                               September 30,   December 31,   September 30,
                                    2000           1999            1999
Allowance for credit losses
  as a percentage of loans          1.58%          1.58%           1.60%
Allowance for credit losses
  as a percentage of
  non-performing loans            450.58         445.10          506.18



Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services to offset cyclical declines in mortgage banking. Other income for the third quarter of 2000 was $26,582, a decrease of $4,174 or 14% from the $30,756 for the same quarter of 1999. On a reported basis, third quarter 2000 other income was reduced $3,993 for net losses on the sales of securities. During the quarter, Sky Financial restructured its securities portfolio to improve its liquidity, interest rate risk position and yields on the portfolio. Investments totaling $270,000 were sold with the proceeds reinvested. The net losses incurred during the quarter are expected to be recouped through higher investment yields over the next five to six quarters. Excluding net securities gains and losses and the impact of eliminating gains on the sales of loans at SFSI, other income for the third quarter of 2000 was $30,214, up from $25,477 for the third quarter of 1999. Other income growth was most significant in brokerage and insurance commissions, up $3,925, or 89%, including $2,700 attributable to Meyer & Eckenrode, an insurance agency acquired during the third quarter of 2000, and trust income, up $662, or 20%. Mortgage banking income was down $699 from the same quarter last year due to lower origination volumes in the current less favorable interest rate environment.





<PAGE 18>

Other Expense

Other expense for the third quarter of 2000 was $59,378, a decrease of $55,664 from the $115,042 reported for the same quarter of 1999. For the third quarter of 2000, other expense included $2,500 of operating expenses for Meyer & Eckenrode, which was acquired during the quarter. For the third quarter of 1999, other expense included $58,143 of non-recurring merger, integration and restructuring costs for 1999 acquisitions. Excluding the new acquisition in 2000 and the non-recurring costs in 1999, other expenses for the third quarter of 2000 were essentially flat compared to the same quarter for 1999, as expense savings realized from the acquisitions completed in 1999, primarily related to staffing costs, have offset increased other expenses to support revenue growth. The efficiency ratio was 55.19% for the third quarter of 2000, up from 51.69% for the same quarter last year, with the increase primarily related to lower current other income resulting from the implementation of the new program at SFSI.


Income Taxes

The provision for income taxes for the third quarter of 2000 increased $14,355 to $11,491 from $(2,864) for the same period in 1999. The credit in 1999 was due to non-recurring merger, integration and restructuring costs during the third quarter of 1999. The effective tax rate for the third quarter of 2000 was 31.4%.




Nine Months Ended September 30, 2000 and 1999


Results of Operations

For the nine months ended September 30, 2000, operating earnings, which were reduced $4,086, or $.05 per diluted share by the newly implemented SFSI program, were $90,351, or $1.06 per diluted share ($1.06 basic), compared to $92,272, or $1.06 per diluted share ($1.07 basic) for the prior year to date. ROA and ROE were 1.50% and 20.90%, respectively, for the year to date, versus 1.58% and 19.91%, respectively, for the prior year.

On a reported basis, including the after-tax non-recurring items, net income for the nine months ended September 30, 2000 was $87,755, an increase of $38,733 over the nine months ended September 30, 1999 earnings of $49,022. For the nine months ended September 30, 1999, after-tax non-recurring items, primarily merger and restructuring charges, reduced net income by $43,250, or $.50 per diluted share. Diluted earnings per common share year to date for 2000 was $1.03 ($1.03 basic), as compared to $.56 ($.57 basic) for the same period in 1999. ROA was 1.46% and ROE was 20.30% for the nine months ended September 30, 2000 compared to 0.84% and 10.58%, respectively, in 1999.






<PAGE 19>

Business Line Results

Sky Financial's business line results for the nine months ended September 30, 2000 and 1999 are summarized in the table below.

                                           Net Income (Loss)
Nine Months Ended September 30,          2000            1999

Community Banking                     $ 93,399        $ 92,490
Commercial Finance Lending              (2,531)          2,858
Other Financial Service Affiliates       2,356             247
Parent and Other                        (5,469)        (46,573)
Consolidated                          $ 87,755        $ 49,022


The increase in community banking net income in 2000 was primarily due to growth in net interest income, partially offset by a decrease in mortgage banking income. The efficiency ratio was 46.2% for the nine months ended September 30, 2000 compared to 46.3% in the same period of 1999. The 2000 community banking results reflect a ROA of 1.59% and a ROE of 21.17% compared to 1.61% and 20.71%, respectively, for the nine months ended September 30, 1999.

The commercial finance lending affiliate earnings decreased $5,389 for the nine months ended September 30, 2000 as compared to the same period in 1999. The results reflect the implementation by Sky Financial of its new program at SFSI as explained earlier in the discussion of third quarter business line results.

The other financial service affiliates' earnings reflect Sky Financial's continued investment in the development and growth of these businesses. Year to date for 2000, earnings increased $2,109 as compared to 1999, primarily due to earnings increases in non-conforming mortgage lending and trust. For the nine months ended September 30, 2000, revenues increased $8,166 as compared to 1999, primarily due to increases in brokerage and insurance commissions, which include Meyer & Eckenrode revenues, and trust revenues.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The reason for the improvement in parent and other business segment is a reduction in non-interest expense. The year to date results for 1999 included after-tax non-recurring merger and restructuring costs of $43,250.


Net Interest Income

Net interest income increased $2,162 to $227,273 in the nine months ended September 30, 2000 as compared to $226,111 for the same period in 1999. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. For the nine months ended September 30, 2000, average loans were $5,594,734, increasing 8% from the nine months ended September 30, 1999. Sky Financial's net interest margin for the nine months ended September 30, 2000 decreased to 4.17% as compared to 4.28% for the same period in 1999. The continued increase in short-term interest rates and the cost of funding share repurchases were the primary factors contributing to the net interest margin decline.


<PAGE 20>

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $1,467 or 11% to $15,164 in the nine months ended September 30, 2000 compared to $13,697 (excluding the non-recurring provision for credit losses of $2,400 made in the third quarter of 1999) in the nine months ended September 30, 1999. The higher provision for credit losses in the nine months ended September 30, 2000 was attributable to growth in the loan portfolio. Net charge-offs were $10,239 or 0.24% (annualized) of average loans during the nine months ended September 30, 2000, compared to $11,318 or 0.29% (annualized) for the same period in 1999.


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its fee-based businesses, diversifying its revenue sources and adding to profitability beyond traditional banking products and services to offset cyclical declines in mortgage banking. Other income for the nine months ended September 30, 2000 was $89,650, a decrease of $5,293 or 6% from the $94,943 for the same period in 1999. On a reported basis, year to date 2000 other income was reduced $3,993 for net losses on sales of securities due to the restructuring of Sky Financial's securities portfolio as explained earlier in the discussion of third quarter other income results. Excluding net securities gains and losses and the impact of eliminating gains on the sales of loans at SFSI, other income for the nine months ended September 30, 2000 was $85,210, up from $80,261 for the same period in 1999. Other income growth was most significant in brokerage and insurance commissions, up $9,424, or 80%, including $2,700 attributable to Meyer & Eckenrode, an insurance agency acquired during the third quarter of 2000, and trust income, up $2,226, or 24%. Mortgage banking income was down $7,299 or 46% from the same period last year due to lower origination volumes caused primarily by rising interest rates.


Other Expense

Other expense for the nine months ended September 30, 2000 was $173,927, a decrease of $57,207 from the $231,134 reported for the same period in 1999. For 2000, other expense included $2,500 of operating expenses for Meyer & Eckenrode, which was acquired in the third quarter. For 1999, other expense included $58,143 of non-recurring merger, integration and restructuring costs for 1999 acquisitions. Excluding the new acquisition in 2000 and the non-recurring costs in 1999, other expenses for the nine months ended September 30, 2000 were essentially flat compared to the same period for 1999, as expense savings realized from the acquisitions completed in 1999, primarily related to staffing costs, have offset increased other expenses to support revenue growth. The efficiency ratio was 53.24% for the nine months ended September 30, 2000, up from 52.84% for the same period last year, with the increase primarily related to lower current other income resulting from the implementation of the new program at SFSI.


<PAGE 21>

Income Taxes

The provision for income taxes for the nine months ended September 30, 2000 increased $15,276 to $40,077 from $24,801 in 1999. The effective tax rate for the nine months ended September 30, 2000 was 31.4% as compared to 33.6% for the same period in 1999.




Balance Sheet

At September 30, 2000, total assets were $8,258,745, an increase of $194,989 from December 31, 1999. The increase was primarily attributable to continued strong growth in loans, up $339,264 to $5,816,758, partially offset by a reduction in cash and due from banks of $172,638. The net growth in assets was funded primarily by growth in total deposits, up $27,175 and borrowed funds, up $146,039.

Shareholders' equity totaled $584,274 at September 30, 2000, increasing $17,943 from December 31, 1999. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2000 totaled $41,439.
This increase was offset mainly by a net increase in treasury stock of $38,989 as Sky Financial continued to repurchase shares, as authorized by its Board of Directors, for issuance in future stock dividends and stock option plans (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).



Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                               Septmeber 30,   December 31,   September 30,
                                    2000           1999            1999

Non-accrual loans                 $19,161        $17,423         $14,726
Restructured loans                  1,185          2,067           2,177
Total non-performing loans         20,346         19,490          16,903
Other real estate owned             2,393          3,293           3,511
Total non-performing assets       $22,739        $22,783         $20,414

Loans 90 days or more past due
  and not on non-accrual          $ 9,186        $ 9,538         $ 8,050

Non-performing loans to
  total loans                        0.35%          0.36%           0.32%
Non-performing assets to
  total loans plus other
  real estate owned                  0.39           0.42            0.38
Allowance for credit losses to
  total non-performing loans       450.58         445.10          506.18
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.16           0.17            0.15


<PAGE 22>

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $49,682 and $40,825 at September 30, 2000 and December 31, 1999, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but rather that a higher level of scrutiny is prudent under the circumstances. In the opinion of management, these loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of September 30, 2000, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the nine months ended September 30, 2000 and 1999.

                                          2000             1999
Balance of allowance at
  beginning of year                     $86,750          $80,748

Loans charged-off:
  Real estate                            (1,080)          (2,500)
  Commercial and agricultural            (5,560)          (2,631)
  Installment and credit card            (9,489)         (10,436)
  Other loans                              (453)             (67)
    Total loans charged-off             (16,582)         (15,634)

Recoveries:
  Real estate                               926              690
  Commercial and agricultural             2,632            1,190
  Installment and credit card             2,778            2,414
  Other loans                                 7               22
    Total recoveries                      6,343            4,316

Net loans charged-off                   (10,239)         (11,318)
Provision charged to operating
  expense                                15,164           16,097
Effect of conforming year end
  of pooled entity                          --                33
Balance of allowance at
  end of period                         $91,675          $85,560


Ratio of net charge-offs to
  average loans outstanding                0.24%           0.29%
Allowance for credit losses
  to total loans                           1.58             1.60
Allowance for credit losses
  to total non-performing loans          450.58           506.18


<PAGE 23>

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management's estimate of probable losses in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of September 30, 2000 and December 31, 1999.

                            September 30, 2000    December 31, 1999

  Construction                   $   731              $   707
  Real estate                     27,297               22,186
  Commercial, financial
    and agricultural              16,109               15,365
  Installment and credit card     24,857               22,434
  Other loans                        969                  800
  Unallocated                     21,712               25,258
    Total                        $91,675              $86,750



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



<PAGE 24>

Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity, in addition to maintaining a stable core deposit base. At September 30, 2000, securities and other short-term investments with maturities of one year or less totaled $123,808, with additional liquidity provided by the remainder of the investment portfolio. The banks utilize several short-term and long-term borrowing sources. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB) and have lines of credit with the FHLB. At September 30, 2000, these lines of credit enable the banks to borrow up to $835,601, of which $747,199 is currently outstanding.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends which could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $41,015 at September 30, 2000.

In March, 2000, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 6, 2001. At September 30, 2000, Sky Financial had borrowings of $90,000 under this agreement.

On March 31, 2000, Sky Financial completed the issuance of $60,000 of trust preferred securities. The proceeds from this issuance will be used to continue its share repurchases, as authorized by the Board of Directors, for use in future stock dividends and stock option plans.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 2000, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."



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



<PAGE 25>

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

Sky Financial also monitors its interest rate risk through a sensitivity analysis, whereby it measures potential changes in its future earnings and the fair values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at September 30, 2000 and December 31, 1999. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.







<PAGE 26>

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market interest rates.

                          September 30,    December 31,
                               2000           1999          Guidelines
One Year Net Interest
  Income Change
+200 Basis points              (1.1)%         (3.7)%          (10.0)%
-200 Basis points               0.2            1.7            (10.0)

Net Present Value of
  Equity Change
+200 Basis points             (29.3)         (22.4)%          (30.0)%
-200 Basis points              38.3           15.3            (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at September 30, 2000 and December 31, 1999 fall within the Board of Directors guidelines.

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



DATE:  November 14, 2000
































<PAGE 29>


SKY FINANCIAL GROUP, INC.

                                EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

   (11.1)       Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7
                      "Earnings Per Share" on page 11 of Sky
                      Financial's Form 10-Q for September 30, 2000.

   (27.1)       Financial Data Schedule                               30