Form 10-K405
period 2000-12-31
SKY FINANCIAL GROUP INC
filed 2001-03-29
CIK 855876

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [ X ]

Based on the closing sales price of March 26, 2001 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,339,640,018.

The number of shares outstanding of the Registrant's common stock, without par value was 82,929,214 at March 26, 2001.

Certain specifically designated portions of Sky Financial Group, Inc.'s
2000 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of Sky Financial Group, Inc.'s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders are incorporated be reference into Part III of this Form 10-K.

                                      INDEX

                                                                            10-K
                                                                            Page
PART I

Item 1.  Business .........................................................    3

Item 2.  Properties .......................................................    8

Item 3.  Legal Proceedings ................................................    8

Item 4.  Submission of Matters to a Vote of Security Holders ..............    8


PART II

Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters ..............................................    9

Item 6.  Selected Financial Data ..........................................    9

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ..............................    9

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk ......................................................    9

Item 8.  Financial Statements and Supplementary Data ......................    9

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ..............................   10


PART III

Item 10. Directors and Executive Officers of Registrant ...................   10

Item 11. Executive Compensation ...........................................   11

Item 12. Security Ownership of Certain Beneficial Owners
         and Management ...................................................   11

Item 13. Certain Relationships and Related Transactions ...................   12


PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ..............................................   12

Signatures ................................................................   14

Exhibit Index .............................................................   16

PART I


Item 1.  INFORMATION ABOUT SKY FINANCIAL GROUP, INC.


Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns and operates three banks primarily engaged in the commercial and consumer banking business at over 200 banking centers and 150 ATMs located in Ohio, southern Michigan, western

Pennsylvania, and northern West Virginia.   Sky Financial also operates
businesses relating to commercial finance lending, insurance, trust and other related financial services. Based on total assets as of December 31, 2000, Sky Financial was the 7th largest bank holding company based in Ohio.


The Holding Company

Sky Financial's corporate philosophy is to encourage its subsidiaries to operate as locally-oriented, community-based financial service affiliates, augmented by experienced, centralized support from Sky Financial in selected critical areas. This local market orientation is reflected in the bank subsidiaries' boards of directors and branch banking centers, which generally have advisory boards comprised of local business persons, professionals and other community representatives, that assist the banking centers in responding to local banking needs. The bank subsidiaries concentrate on customer service and business development, while relying upon the support of Sky Financial for operational functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, data processing, loan and deposit processing, certain mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

Sky Financial's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and is not dependent upon any single industry or employer. Similarly, Sky Financial's customer base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single customer.

Sky Financial's strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, growth internally and through acquisitions of financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners with experienced management, which have significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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


The Bank Subsidiaries

Sky Bank, headquartered in Salineville, Ohio, was organized and chartered in 1902. Sky Bank had total assets of $4.72 billion at December 31, 2000, and operates banking centers in eastern Ohio, western Pennsylvania and northern West Virginia. Sky Financial's banking affiliate in Youngstown, Ohio, The Mahoning National Bank of Youngstown, was merged into Sky Bank in April 2000.

Mid Am Bank, headquartered in Toledo, Ohio, was formed in 1952. With total assets of $1.97 billion at December 31, 2000, Mid Am Bank operates banking centers in northwest Ohio and southern Michigan. Effective February 20, 2001, Mid Am Bank changed its name to Sky Bank - Mid Am Region.

The Ohio Bank, headquartered in Findlay, Ohio, was organized in 1897. At December 31, 2000, Ohio Bank had total assets of $1.35 billion with banking centers in central western Ohio. Effective February 20, 2001, The Ohio Bank changed its name to Sky Bank - Ohio Bank Region.

For additional information on Sky Financial's bank subsidiaries, see Note 2, "Mergers, Acquisitions, Business Formations and Divestitures" on page 41 of Sky Financial's 2000 Annual Report to Shareholders.


The Financial Services Subsidiaries

Sky Trust, N.A. (Sky Trust), a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Picton Cavanaugh, Inc. (Picton Cavanaugh), Toledo, Ohio and Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), Carnegie, Pennsylvania are Sky Financial's full service insurance agencies offering a variety of insurance products and services to customers.

Sky Financial Solutions, Inc. (SFS) is Sky Financial's specialized medical financing and leasing unit based in Columbus, Ohio. Beginning with its formation in 1996, SFS has offered equipment and practice acquisition financing to medical and dental professionals throughout the United States.
In mid-year 2000, Sky Financial Group eliminated selling SFS financing originations to funding sources in the secondary market and began retaining them in its loan portfolio.

Freedom Financial Life Insurance Company (Freedom), owned by Sky Financial since 1985, was organized and chartered under the laws of the State of Arizona. Freedom is a reinsurance company providing credit life and accident and health insurance coverage to loan customers of the Bank Subsidiaries.

Sky Investments, Inc. (SII), Bryan, Ohio is Sky Financial's broker/dealer affiliate, which provides its customers investment services throughout the United States through its registered representatives. SII also provides non-depository investment products to the customers of the Bank Subsidiaries. In January 2001, Sky Financial announced the pending sale of Sky Investments, which was completed on March 15, 2001.

Sky Technology Resources, Inc. (Sky Tech) is Sky Financial's data processing and operations affiliate which, through its facilities in Bowling Green, Ohio and East Liverpool, Ohio, provide comprehensive back-room services and support to Sky Financial's affiliates.

Sky Financial has various other subsidiaries that are not significant to the consolidated entity.

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

Sky Financial's three bank subsidiaries, Sky Bank, Mid Am Bank and Ohio Bank are all Ohio chartered banks and subject to supervision and regular examination by the Ohio Division of Financial Institutions (DFI), and as members of the
Federal Reserve System, are subject to the applicable provisions of the Federal Reserve Act. The Company's financial service subsidiaries are subject to various state and federal regulatory bodies and licensing agencies. Sky Trust is subject to supervision and regular examinations by the Office of the Comptroller of the Currency. Picton Cavanaugh and Meyer & Eckenrode are subject to the regulations of various state insurance regulatory agencies. SFS is subject to various state licensing requirements and is subject to the regulations of the Federal Reserve Board. SII is subject to regulations of the Federal Reserve Board, the Securities and Exchange Commission and supervision by the National Association of Securities Dealers as well as various state
securities and insurance regulatory agencies.   Sky Financial, as a bank holding
company, is subject to supervision and regular examination by the Federal Reserve System. The deposits of all banking subsidiaries of Sky Financial are insured by the Federal Deposit Insurance Corporation, to the extent provided by law, and as such are subject to the provisions of the Federal Deposit Insurance Act.

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

In addition, the information contained in Note 20 "Regulatory Matters" on pages 54 and 55 of Sky Financial's 2000 Annual Report to Shareholders is incorporated by reference in response to this item.


Employees

As of December 31, 2000, Sky Financial and its subsidiaries had approximately 2,885 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," and related discussion is incorporated by specific references from the indicated pages of Sky Financial's 2000 Annual Report to Shareholders as indicated below.

                                                       Pages in 2000 Annual
                                                      Report to Shareholders

Financial Ratios .......................................        20
Business Line Results ..................................     21-22
Net Interest Income; Average Balance Sheets
 and Related Yields and Rates; Volume and
 Rate Variance Analysis ................................     22-24
Loan Portfolio; Non-performing Assets;
 Risk Elements .........................................     26-27
Provision and Allowance for Credit Losses ..............     28-29
Securities .............................................     30-31
Deposits ...............................................        31
Short-term Borrowings ..................................        32



Item 2.  PROPERTIES

Sky Financial's executive offices are located in Bowling Green, Ohio. The Bank Subsidiaries operate over 200 banking centers, the majority of which are owned, with the remaining banking centers under lease agreements, including nine leased from Bancsites, Inc. (Bancsites) under long-term lease agreements. Bancsites was a wholly-owned subsidiary of Mid Am Bank until 1977, when Mid Am Bank distributed all shares of Bancsites to its shareholders. Also, the information contained in Note 5 "Premises and Equipment" on page 43 of Sky Financial's 2000 Annual Report to Shareholders isincorporated herein by reference in response to this item.



Item 3.  LEGAL PROCEEDINGS

The information contained in Note 17 "Contingencies" on page 53 of Sky Financial's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II



Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

The information contained under the caption "SHAREHOLDER INFORMATION" on page 62 and the information contained in Note 20 "Regulatory Matters" on pages
54 and 55 of Sky Financial's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this item. Sky Financial's common stock is traded on the NASDAQ National Market System under the symbol "SKYF." At March 26, 2001, there were approximately 16,692 holders of record of Sky Financial's common stock.



Item 6.  SELECTED FINANCIAL DATA

The information contained under the caption "SUMMARY OF FINANCIAL DATA" on page 20 of Sky Financial's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 21 through 33 of Sky Financial's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption " MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on page 33 of Sky Financial's 2000 Annual Report to Shareholders is incorporated herein by reference in response to this item.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements contained on pages 34 through 58 of Sky Financial's 2000 Annual Report to Shareholders, and the information in the unaudited Note 23, "Quarterly Financial Information (Unaudited)," is incorporated herein by reference in response to this item.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, Sky Financial's 2000 Annual Report to Shareholders is not to be deemed filed as part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.



PART III



Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 3 and "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 and 7 of Sky Financial's 2001 Proxy Statement filed with the Securities and Exchange Commission on March 6, 2001, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                                                    Position With Company or             Officer
Executive Officer                           Age       Subsidiary and Experience           Since*
Marty E. Adams                               48  Chairman, President and Chief            1977
                                                 Executive Officer of Sky Financial;
                                                 formerly President and Chief
                                                 Operating Officer of Sky Financial;
                                                 formerly Vice Chairman of the Board,
                                                 President and Chief Executive
                                                 Officer of Citizens Bancshares, Inc.
                                                 and The Citizens Banking Company

Frank J. Koch                                47  Executive Vice President and             1988
                                                 Senior Credit Officer of Sky
                                                 Financial, and President and Chief
                                                 Executive Officer of Sky Bank;
                                                 formerly Executive Vice President
                                                 of Citizens Bancshares, Inc.

Thomas J. O'Shane                            53  Senior Executive Vice President and      1988
                                                 Community Banking Chief Executive
                                                 Officer of Sky Financial; formerly
                                                 Chairman of the Board and President
                                                 and Chief Executive Officer of
                                                 First Western Bancorp, Inc.

W. Granger Souder, Jr.                       40  Executive Vice President, General        1989
                                                 Counsel and Secretary of Sky Financial;
                                                 formerly Executive Vice President
                                                 and General Counsel of Mid Am, Inc.;
                                                 formerly employed as a securities
                                                 attorney in private practice

Kevin T. Thompson                            47  Executive Vice President and             1998
                                                 Chief Financial Officer of Sky
                                                 Financial; formerly Senior Vice
                                                 President/Controller of First
                                                 of America Bank Corporation

James F. Burwell                             50  Executive Vice President/Bank            1980
                                                 Operations of Sky Financial; formerly
                                                 President and Chief Executive Officer
                                                 of The Ohio Bank; formerly Chief
                                                 Operating Officer of The Ohio Bank;
                                                 formerly President and Chief Executive
                                                 Officer of First National Bank
                                                 Northwest Ohio

Thomas G. Leek                               52  Chairman and Chief Executive Officer     1989
                                                 of Sky Technology Resources; formerly
                                                 Senior Vice President/Bank Operations
                                                 of Citizens Bancshares, Inc.

Richard R. Hollington III                    37  President and Chief Executive Officer    1996
                                                 of Sky Trust; formerly Senior Vice
                                                 President/Integration Manager of
                                                 Sky Financial; formerly Vice President/
                                                 Sales & Service Support of The Ohio Bank

* Includes period in which executive officer was an officer of a subsidiary or acquired company.

Item 11.  EXECUTIVE COMPENSATION

The information contained under the captions "EXECUTIVE COMPENSATION" on pages 8 through 11 and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" on pages 12 and 13 of Sky Financial's 2001 Proxy Statement filed with the Securities and Exchange Commission on March 6, 2001, is incorporated herein by reference in response to this item.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 3, "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 and 7 and "EXECUTIVE COMPENSATION" on pages 8 through 11 of Sky Financial's 2001 Proxy Statement filed with the Securities and Exchange Commission on March 6, 2001, is incorporated herein by reference in response to this item.

Sky Financial has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of Sky Financial.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" on page 15 of Sky Financial's 2001 Proxy Statement filed with the Securities and Exchange Commission on March 6, 2001, is incorporated herein by reference in response to this item.



PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                           Pages in 2000 Annual
                                                         Report to Shareholders*
(1) Financial Statements:
    Report of Independent Auditors ...............................   34
    Consolidated Balance Sheets at
      December 31, 2000 and 1999 .................................   35
    Consolidated Statements of Income for
      the three years ended December 31, 2000 ....................   36
    Consolidated Statements of Changes in
      Shareholders' Equity for the three years
      ended December 31, 2000 ....................................   37
    Consolidated Statements of Cash Flows for
      the three years ended December 31, 2000 ....................   38
    Notes to Consolidated Financial Statements ..................   39-59

* Incorporated by reference from the indicated pages of the 2000 Annual Report to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


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

10.6 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives.
10.7  Employment Agreement between Sky Financial and Marty E. Adams
10.8  Employment Agreement between Sky Financial and Thomas J. O'Shane
10.9 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.
10.10 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial.
11.1  Statement Re:  Computation of Per Share Earnings
13.1  Sky Financial's 2000 Annual Report to Shareholders
20.1  Sky Financial's Proxy Statement for its 2001 Annual Meeting
21.1  Subsidiaries of Sky Financial
23.1  Consent of Independent Auditors
24.1  Power of Attorney


(b) Reports on Form 8-K

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of October 20, 2000, announcing the voluntary resignation of eleven directors in an effort to downsize and streamline the Sky Financial
Board of Directors. In other action the Board of Directors declared a 10% stock dividend on its common stock and reauthorized its common stock repurchase plan.

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

           March 29, 2001

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                   Signatures


Marty E. Adams          Director/President/CEO


Kevin T. Thompson       Executive Vice President/CFO

       *
George N. Chandler, II         Director              March 29, 2001

       *
Robert C. Duvall               Director              March 29, 2001

       *
D. James Hilliker              Director              March 29, 2001

       *
Richard R. Hollington, Jr.     Director              March 29, 2001


Fred H. "Sam" Johnson, III     Director

       *
Jonathan A. Levy               Director              March 29, 2001

       *
James C. McBane                Director              March 29, 2001

       *
Gerard P. Mastroianni          Director              March 29, 2001

       *
Thomas J. O'Shane              Director              March 29, 2001

       *
Edward J. Reiter               Director              March 29, 2001

       *
Gregory L. Ridler              Director              March 29, 2001

       *
Emerson J. Ross, Jr.           Director              March 29, 2001

       *
C. Gregory Spangler            Director              March 29, 2001

       *
Robert E. Spitler              Director              March 29, 2001

       *
Joseph N. Tosh, II             Director              March 29, 2001


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


                                        BY: /s/ Kevin T. Thompson
                                        Kevin T. Thompson
                                        Attorney-In-Fact

                                    FORM 10-K


                                  EXHIBIT INDEX


Exhibit
Number              Exhibit

3.1 Sky Financial's Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

3.2 Sky Financial's Code of Regulations, as amended (incorporated by reference to Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

4.1 Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference to Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial).

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

10.4 Sky Financial's Employee Stock Ownership Pension Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

10.5 Sky Financial's Profit Sharing and 401(k) Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

10.6 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives. (incorporated by reference to Exhibit 10.6 to the Form 10-K of Sky Financial filed as of March 16, 1999).

10.7 Employment Agreement between Sky Financial and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement No. 333-60741 of Sky Financial).

10.8  Employment Agreement between Sky Financial and Thomas J. O'Shane

10.9 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch. (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial filed as of March 16, 1999).

10.10 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial. (incorporated by reference to Exhibit 10.12 to the Form 10-K of Sky Financial filed as of March 16, 1999).

11.1 Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 11 "Earnings Per Share" on pages 47 and 48 of Sky Financial's 2000 Annual Report to Shareholders). See Exhibit 13.1

13.1 Sky Financial's 2000 Annual Report to Shareholders (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof).

20.1 Sky Financial's Proxy Statement for its 2001 Annual Meeting (incorporated by reference from the information contained in Sky Financial's 2001 Proxy Statement filed as of March 6, 2001).

21.1  Subsidiaries of Sky Financial

23.1  Consent of Independent Auditors

24.1  Power of Attorney