Form 10-Q
period 2001-03-31
SKY FINANCIAL GROUP INC
filed 2001-05-15
CIK 855876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [X]   No [_]


The number of shares outstanding of the Registrant's common stock, without par value was 82,783,798 at April 30, 2001.

SKY FINANCIAL GROUP, INC.


INDEX

                                                                 Page Number
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheets
           March 31, 2001 and December 31, 2000.....................    3

         Consolidated Statements of Income
           Three months ended March 31, 2001 and 2000...............    4

         Condensed Consolidated Statements of Changes in
           Shareholders' Equity
           Three months ended March 31, 2001 and 2000...............    5

         Condensed Consolidated Statements of Cash Flows
           Three months ended March 31, 2001 and 2000...............    6

         Notes to Consolidated Financial Statements.................    7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations......................   14

Item 3.  Quantitative and Qualitative Disclosures
           About Market Risk........................................   22



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................   23

Item 2.  Changes in Securities......................................   23

Item 3.  Defaults Upon Senior Securities............................   23

Item 4.  Submission of Matters to a Vote of Security Holders........   24

Item 5.  Other Information..........................................   24

Item 6.  Exhibits and Reports on Form 8-K...........................   24


SIGNATURES..........................................................   25


EXHIBIT INDEX.......................................................   26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share data)                                    March 31,   December 31,
                                                                                  2001           2000
-----------------------------------------------------------------------------------------------------
ASSETS
Cash and due from banks                                                     $  227,163     $  266,359
Interest-earning deposits
  with financial institutions                                                   17,834         17,725
Federal funds sold                                                             107,000             --
Loans held for sale                                                             41,473         13,984
Securities available for sale                                                1,773,357      1,846,517

Total loans                                                                  5,983,009      5,916,098
  Less allowance for credit losses                                             (95,658)       (93,261)
                                                                            ----------     ----------
     Net loans                                                               5,887,351      5,822,837

Premises and equipment                                                         113,019        115,029
Accrued interest receivable and other assets                                   301,693        304,351
                                                                            ----------     ----------
    TOTAL ASSETS                                                            $8,468,890     $8,386,802
                                                                            ==========     ==========

LIABILITIES
Deposits
  Non-interest-bearing deposits                                             $  725,138     $  757,483
  Interest-bearing deposits                                                  5,331,958      5,134,449
                                                                            ----------     ----------
    Total deposits                                                           6,057,096      5,891,932
Securities sold under repurchase
  agreements and federal funds purchased                                       716,033        702,985
Debt and Federal Home Loan Bank advances                                       825,240        933,444
Obligated mandatorily redeemable capital
  securities of subsidiary trusts                                              108,600        108,600
Accrued interest payable
  and other liabilities                                                        139,475        140,151
                                                                            ----------     ----------
    TOTAL LIABILITIES                                                        7,846,444      7,777,112
                                                                            ----------     ----------

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized; none issued                                         --             --
Common stock, no par value;
  150,000,000 shares authorized;
  84,019,634 and 84,015,577 shares
  issued in 2001 and 2000                                                      597,719        597,723
Retained earnings                                                               40,483         26,599
Treasury stock;  1,112,420 and
  607,633 shares in 2001 and 2000                                              (18,997)       (10,491)
Unearned ESOP                                                                     (300)          (300)
Accumulated other comprehensive income (loss)                                    3,541         (3,841)
                                                                            ----------     ----------
    TOTAL SHAREHOLDERS' EQUITY                                                 622,446        609,690
                                                                            ----------     ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                                                  $8,468,890     $8,386,802
                                                                            ==========     ==========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,                                                           Three Months Ended
except per share data)                                                                March 31,
                                                                                  2001           2000
-----------------------------------------------------------------------------------------------------
Interest Income
Loans, including fees                                                       $  132,276     $  119,486
Securities
  Taxable                                                                       29,230         26,714
  Nontaxable                                                                       544          2,252
Federal funds sold and other                                                       659            285
                                                                            ----------     ----------
  Total interest income                                                        162,709        148,737
                                                                            ----------     ----------

Interest Expense
Deposits                                                                        60,275         50,593
Borrowed funds                                                                  25,657         21,844
                                                                            ----------     ----------
  Total interest expense                                                        85,932         72,437
                                                                            ----------     ----------

Net Interest Income                                                             76,777         76,300
Provision for Credit Losses                                                      6,656          4,337
                                                                            ----------     ----------
Net Interest Income After
  Provision for Credit Losses                                                   70,121         71,963
                                                                            ----------     ----------

Other Income
Trust services income                                                            3,706          3,732
Service charges and fees on
  deposit accounts                                                               6,909          6,298
Mortgage banking income                                                          4,652          2,709
Brokerage and insurance commissions                                              8,774          6,510
Collection agency fees                                                              --            788
Net securities gains                                                               925            182
Net gains on sales of
  commercial financing loans                                                        --          3,362
Other income                                                                     7,205          7,036
                                                                            ----------     ----------
  Total other income                                                            32,171         30,617
                                                                            ----------     ----------

Other Expense
Salaries and employee benefits                                                  31,205         30,090
Occupancy and equipment expense                                                  9,217          9,412
Other operating expense                                                         18,817         17,904
                                                                            ----------     ----------
  Total other expenses                                                          59,239         57,406
                                                                            ----------     ----------

Income Before Income Taxes                                                      43,053         45,174
Income taxes                                                                    14,216         14,068
                                                                            ----------     ----------

  Net Income                                                                $   28,837     $   31,106
                                                                            ==========     ==========

Earnings Per Common Share
 Basic                                                                      $     0.35     $     0.36
 Diluted                                                                    $     0.35     $     0.36

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.


Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,                             Three Months Ended
  except per share data)                                March 31,
                                                   2001            2000
-----------------------------------------------------------------------

Balance at beginning of period                 $609,690        $566,331

Comprehensive income
Net income                                       28,837          31,106
Other comprehensive income (loss)                 7,382          (2,128)
                                               --------        --------
Total comprehensive income                       36,219          28,978


Common cash dividends                           (14,982)        (15,585)
Treasury shares acquired                         (8,781)        (10,787)
Treasury shares issued                              754           1,663
Fractional shares and other items                  (454)            527
                                               --------        --------

Balance at end of period                       $622,446        $571,127
                                               ========        ========


Common cash dividends per share                $   0.18        $   0.18


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                     Three Months Ended
(Dollars in thousands)                                      March 31,
                                                        2001        2000
------------------------------------------------------------------------

Net Cash From Operating Activities                 $   3,985   $  21,369
                                                   ---------   ---------

Investing Activities
Net (increase) decrease in interest-bearing
 deposits in other banks                                (109)      3,521
Net increase in federal funds sold                  (107,000)     (4,900)
Securities available for sale:
 Proceeds from maturities and payments               227,865     121,001
 Proceeds from sales                                  42,381       1,044
 Purchases                                          (180,968)    (67,538)
Proceeds from sales of loans                           2,351       2,446
Net increase in loans                                (73,903)   (100,481)
Purchases of premises and equipment                   (2,896)     (5,286)
Proceeds from sales of premises and equipment          1,618          78
Proceeds from sales of other real estate                 550         816
                                                   ---------   ---------
Net cash from investing activities                   (90,111)    (49,299)
                                                   ---------   ---------

Financing Activities
Net increase in deposit accounts                     165,164      40,211
Net increase (decrease) in federal funds
 and repurchase agreements                            13,048      (6,869)
Net increase (decrease) in borrowings
 under bank lines of credit                            7,105     (50,000)
Net decrease in short-term FHLB advances            (132,000)   (115,500)
Proceeds from issuance of debt
 and long-term FHLB advances                          84,495     160,000
Repayment of debt and long-term
 FHLB advances                                       (67,804)    (76,653)
Cash dividends and fractional shares paid            (15,051)    (15,620)
Proceeds from issuance of common stock                   754       1,663
Treasury stock purchases                              (8,781)    (10,787)
                                                   ---------   ---------
Net cash from financing activities                    46,930     (73,555)
                                                   ---------   ---------

Net decrease in cash and due from banks              (39,196)   (101,485)
Cash and due from banks at beginning of year         266,359     380,980
                                                   ---------   ---------
Cash and due from banks at end of period           $ 227,163   $ 279,495
                                                   =========   =========

Supplemental Disclosures

Interest paid                                      $  83,047   $  73,476
Income taxes paid                                      2,082       1,000


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio. Sky Financial has three bank subsidiaries primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania and West Virginia. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other financial related services.

The accounting and reporting policies followed by Sky Financial conform to generally accepted accounting principles and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments are particularly subject to change.

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2001, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Sky Bank - Mid Am Region, Sky Bank - Ohio Bank Region, Sky Financial Solutions, Inc. (SFS), Sky Trust, N.A., (Sky Trust), Picton Cavanaugh, Inc. (Picton), Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

New Accounting Pronouncements

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving fair value hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Fair value changes involving cash flow hedges are recorded in other comprehensive income. This standard resulted in a pre-tax reduction of $3,662 in other comprehensive income in the first quarter of 2001.

2.  Mergers, Acquisitions and Divestitures

In March 2001, Sky Financial completed the sale of Sky Investments, Inc., its independent broker/dealer business. The sale resulted in a $634 pre-tax gain.

In December 2000, Sky Financial sold substantially all of the assets of Sky Asset Management Services, Inc., its collection agency located in Clearwater, Florida. The sale resulted in a $500 pre-tax loss.

On July 13, 2000, Sky Financial acquired the Meyer & Eckenrode Insurance Group, Inc., a full service insurance agency based in Carnegie, Pennsylvania. Meyer & Eckenrode shareholders received 0.66 million shares of Sky Financial common stock in a tax-free exchange accounted for as a purchase.


3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at March 31, 2001 and December 31, 2000 are as follows:

                                                     Gross        Gross         Estimated
                                       Amortized   Unrealized  Unrealized         Fair
March 31, 2001                            Cost       Gains       Losses           Value
---------------------------------------------------------------------------------------------

U.S. Treasury and U.S.
  Government agencies                  $  512,790  $    7,334    $ (2,499)         $  517,625
Obligations of states and
  political subdivisions                   44,541         195        (232)             44,504
Corporate and other
  securities                               76,194         133      (4,826)             71,501
Mortgage-backed
  securities                            1,017,880      12,276      (2,089)          1,028,067
                                       ----------  ----------    --------          ----------
Total debt securities
  available for sale                    1,651,405      19,938      (9,646)          1,661,697
Marketable equity
  securities                              112,843       5,732      (6,915)            111,660
                                       ----------  ----------    --------          ----------
Total securities
  available for sale                   $1,764,248  $   25,670    $(16,561)         $1,773,357
                                       ==========  ==========    ========          ==========

December 31, 2000
-----------------
U.S. Treasury and U.S.
  Government agencies                  $  620,836  $    3,798    $ (5,085)         $  619,549
Obligations of states and
  political subdivisions                   48,281         275        (511)             48,045
Corporate and other
  securities                               83,145         172      (5,071)             78,246
Mortgage-backed
  securities                              987,317       7,239      (6,934)            987,622
                                       ----------  ----------    --------          ----------
Total debt securities
  available for sale                    1,739,579      11,484     (17,601)          1,733,462
Marketable equity
  securities                              112,846       3,776      (3,567)            113,055
                                       ----------  ----------    --------          ----------
Total securities
  available for sale                   $1,852,425  $   15,260    $(21,168)         $1,846,517
                                       ==========  ==========    ========          ==========

4.   Loans

The loan portfolios are as follows:

                                        March 31, 2001         December 31, 2000
--------------------------------------------------------------------------------
Real estate loans:
  Construction                             $  225,546                 $  210,135
  Residential mortgage                      1,615,298                  1,663,111
  Non-residential mortgage                  1,595,619                  1,575,907
Commercial, financial and
  agricultural                              1,645,084                  1,568,766
Installment and credit card loans             886,053                    884,750
Other loans                                    15,409                     13,429
                                           ----------                 ----------
  Total loans                              $5,983,009                 $5,916,098
                                           ==========                 ==========

5.   Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                        March 31, 2001         December 31, 2000
--------------------------------------------------------------------------------

Borrowings under bank lines of credit         $ 80,783                $   73,678
Asset backed notes                              82,320                        --
Borrowings under FHLB lines of credit          608,409                   805,581
Subordinated note, 7.08%, January 2008          50,000                    50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%                 25,000                    25,000
    Due June 2027 at 10.20%                     23,600                    23,600
    Due May 2030 at 9.34%                       60,000                    60,000
Capital lease obligations                        1,668                     1,668
Other items                                      2,060                     2,517
                                              --------                ----------
  Total borrowings                            $933,840                $1,042,044
                                              ========                ==========

6.   Other Comprehensive Income

Other comprehensive income consisted of the following:

                                                        Three Months Ended
                                                             March 31,
                                                        2001          2000
--------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gain (loss)
  arising during period                              $15,943       $(3,092)
Reclassification adjustment for
  (gains) losses included in income                     (925)         (182)
                                                     -------       -------
                                                      15,018        (3,274)
Cash flow hedge derivatives:
Adjustment for adoption of SFAS No. 133               (1,231)           --
Unrealized loss on cash flow hedge derivatives        (2,431)           --
                                                     -------       -------
                                                      (3,662)           --
                                                     -------       -------

Net unrealized gain (loss)                            11,356        (3,274)
Tax effect                                            (3,974)        1,146
                                                     -------       -------
Total other comprehensive income (loss)              $ 7,382       $(2,128)
                                                     =======       =======

7.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended March 31, 2001 and 2000, 2,261,000 and 2,898,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Earnings per share data have also been restated for the 10% stock dividends declared in October 2000 and paid in November 2000.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                        Three Months Ended
                                             March 31,
                                        2001          2000
------------------------------------------------------------
Numerator:
Net income                          $    28,837  $    31,106
                                    ===========  ===========

Denominator:
Weighted-average common
  shares outstanding (basic)         83,144,000   85,382,000
Effect of stock options                 421,000      403,000
                                    -----------  -----------
Weighted-average common
  shares outstanding (diluted)       83,565,000   85,785,000
                                    ===========  ===========

Earnings per share:
Basic                               $      0.35  $      0.36
Diluted                                    0.35         0.36


8.   Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2001, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.

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

                                         March 31, 2001      December 31, 2000
------------------------------------------------------------------------------
Total adjusted average assets
  for leverage ratio                        $ 8,320,154            $ 8,219,701
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio               6,853,763              6,831,698
Tier I capital                                  683,324                676,934
Total risk-based capital                        829,869                825,118

Leverage ratio                                      8.2%                   8.2%
Tier I capital ratio                               10.0                    9.9
Total capital ratio                                12.1                   12.1


Capital ratios applicable to Sky Financial's banking subsidiaries at
March 31, 2001 were as follows:
                                                                         Total
                                                         Tier I     Risk-based
                                         Leverage       Capital        Capital
------------------------------------------------------------------------------
Regulatory Capital Requirements
     Minimum                                  4.0%          4.0%           8.0%
     Well-capitalized                         5.0           6.0           10.0
Bank Subsidiaries
     Sky Bank                                 6.4           8.6           10.8
     Sky Bank - Mid Am Region                 6.3           7.8           11.3
     Sky Bank - Ohio Bank Region              7.0           9.3           11.5


In September, 2000, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to an additional 5% (or approximately
4.2 million shares) of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in future stock dividends and use in its stock option plans or general corporate purposes. As of March 31, 2001, Sky Financial had repurchased approximately 1,213,000 shares of common stock pursuant to its 2000 repurchase program.

9.   Line of Business Reporting

Prior to the third quarter of 2000, Sky Financial reported two major lines of business: community banking and financial service affiliates. In the third quarter of 2000, management began reporting the results of its commercial finance lending affiliate, Sky Financial Solutions, separately from its other financial service affiliates. Prior periods were restated for comparability. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial service affiliates consist of non-banking companies engaged in broker/dealer operations, non-conforming mortgage lending, collection activities, trust and wealth management, insurance and other financial-related services.

Sky Financial retains in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced first quarter of 2001 operating earnings by $2,310 compared to the first quarter last year. Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of a warehouse line that is used to fund the loan originations at SFS.

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

Selected segment information for the three months ended March 31, 2001 and 2000 is included in the following tables:


                                     Financial      Sky       Parent
Three Months Ended      Community      Service   Financial       and
March 31, 2001            Banking   Affiliates   Solutions     Other       Total
--------------------------------------------------------------------------------

Net interest income    $   76,408     $   385     $  1,224  $ (1,240) $   76,777
Provision for
 credit losses              5,071         150        1,435        --       6,656
                          -------     -------     --------  --------  ----------
Net interest income
 after provision           71,337         235         (211)   (1,240)     70,121
Other income               17,645      12,552          556     1,418      32,171
Other expenses             44,585      10,650        3,675       329      59,239
                          -------     -------     --------  --------  ----------
Income (loss) before
 income taxes              44,397       2,137       (3,330)     (151)     43,053
Income taxes               14,733         899       (1,187)     (229)     14,216
                          -------     -------     --------  --------  ----------
Net income (loss)         $29,664     $ 1,238     $ (2,143) $     78     $28,837
                          =======     =======     ========  ========  ==========


Period-end assets      $8,120,562     $62,956     $176,586  $108,786  $8,468,890
Depreciation and
 amortization          $    3,005     $   377     $    142  $  1,152  $    4,676


                                     Financial      Sky       Parent
Three Months Ended      Community      Service   Financial       and
March 31, 2000            Banking   Affiliates   Solutions     Other       Total
--------------------------------------------------------------------------------

Net interest income    $   77,725     $   312     $    204  $ (1,941) $   76,300
Provision for
 credit losses              4,261          76           --        --       4,337
                       ----------     -------     --------  --------  ----------
Net interest income
 after provision           73,464         236          204    (1,941)     71,963
Other income               15,566      11,791        3,716      (456)     30,617
Other expenses             44,979      10,474        3,628    (1,675)     57,406
                       ----------     -------     --------  --------  ----------
Income (loss) before
 income taxes              44,051       1,553          292      (722)     45,174
Income taxes               13,853         544          125      (454)     14,068
                       ----------      ------     --------  --------  ----------
Net income (loss)      $   30,198     $ 1,009     $    167  $   (268) $   31,106
                       ==========     =======     ========  ========  ==========


Period-end assets      $7,853,661     $47,079     $ 23,668  $106,886  $8,031,294
Depreciation and
 amortization          $    3,400     $   168     $    140  $  1,038  $    4,746

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)


Three Months Ended March 31, 2001 and 2000


Results of Operations

Operating earnings for the first quarter of 2001 was $28,425, a decrease of $2,681 compared to the first quarter of 2000 operating earnings of $31,106. Diluted operating earnings per common share for the first quarter of 2001 was $.34 ($.34 basic), as compared to $.36 ($.36 basic) for the same period in 2000. The first quarter results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, Inc., which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings by $2,310, or $.03 per diluted share, compared to the first quarter last year. On an operating basis, return on average equity (ROE) and return on average assets (ROA), also impacted by the new program, were 18.79% and 1.38%, respectively, for the first quarter of 2001, compared to 21.85% and 1.57%, respectively, in 2000.

On a reported basis, net income for the first quarter of 2001 was $28,837, a decrease of $2,269 over the first quarter of 2000 net income of $31,106. Diluted earnings per common share for the first quarter of 2001 was $.35 ($.35 basic), as compared to $.36 ($.36 basic) for the same period in 2000. In March 2001, Sky Financial completed the sale of its independent broker/dealer business realizing an after-tax non-recurring gain of $412.


Business Line Results

Sky Financial's business line results for the first quarter ended
March 31, 2001 and 2000 are summarized in the table below.

                                             Net Income (Loss)
Quarter Ended March 31,                    2001             2000
----------------------------------------------------------------

Community Banking                       $29,664          $30,198
Financial Service Affiliates              1,238            1,009
Sky Financial Solutions, Inc.            (2,143)             167
Parent and Other                             78             (268)
                                        -------          -------
Consolidated Total                      $28,837          $31,106
                                        =======          =======

The community banking net income for the first quarter of 2001 decreased slightly from 2000 first quarter earnings. This was primarily due to a decrease in net interest income and a higher provision for credit losses, that was offset by an increase in mortgage banking income. The decrease in net interest income reflects the impacts of a narrower net interest spread and the reallocation of capital to the parent company at year-end 2000. The efficiency ratio was 47.0% for the first quarter of 2001 compared to 47.2% in the first quarter of 2000. The 2001 community banking results reflect a ROE of 21.34% and a ROA of 1.50% compared to 21.14% and 1.56%, respectively, in the first quarter of 2000.

Sky Financial Solutions earnings decreased for the first quarter of 2001 as compared to the same period in 2000. The first quarter 2001 results reflect Sky Financial's program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings $2,310 compared to the first quarter of 2000.

The financial service affiliates' earnings reflect Sky Financial's strategies to improve the profitability contribution of these businesses. For the first quarter of 2001, earnings increased $229 as compared to 2000, primarily due to earnings increases from insurance commissions at Meyer & Eckenrode and Picton, partially offset by higher expenses at Sky Trust. For the first quarter of 2001, revenues increased $761 as compared to 2000, primarily due to increases in insurance commissions at Meyer & Eckenrode and Picton.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The reason for the improvement in parent and other business segment is in March, 2001, Sky Financial completed the sale of its independent broker/dealer business realizing an after-tax non-recurring gain of $412.


Net Interest Income

Net interest income for the first quarter of 2001 was $76,777, an increase of $477 or 1% from $76,300 in the first quarter of 2000. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 6% from the first quarter last year, with continued strong growth in average loans, increasing 8% from last year. Average deposits, up 3.5% from the same quarter last year grew at an annualized rate of 6% in the first quarter. Sky Financial's net interest margin for the three months ended March 31, 2001 was 4.03%, an increase of 3 basis points from fourth quarter of 2000, but down 23 basis points from the first quarter a year ago. The net interest margin improvement from last quarter resulted primarily from loan and deposit growth, improving both the earning asset and funding mix.

The following table reflects the components of Sky Financial's net interest income for the three months ended March 31, 2001 and 2000. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)

(Dollars in thousands)                        Three Months Ended                  Three Months Ended
                                                March 31, 2001                       March 31, 2000
------------------------------------------------------------------------------------------------------------
                                           Average                           Average
                                           Balance    Interest    Rate       Balance     Interest     Rate
------------------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits               $   15,457    $    236    6.19%     $   15,857  $     169     4.29%
Federal funds sold and other                31,088         423    5.52           8,403        116     5.55
Securities                               1,794,868      30,185    6.82       1,846,285     30,355     6.61
Loans                                    5,976,722     132,772    9.01       5,522,017    120,150     8.75
                                        ----------    --------              ----------  ---------
Total interest-earning assets            7,818,135     163,616    8.49       7,392,562    150,790     8.20
                                        ----------                          ----------

Non-earning assets                         547,993                             572,043
                                        ----------                          ----------
Total assets                            $8,366,128                          $7,964,605
                                        ==========                          ==========

Interest-bearing liabilities
Demand deposits                         $  140,553    $    928    2.68%     $  130,237  $     685     2.12%
Savings deposits                         1,856,145      12,183    2.66       1,862,584     10,619     2.29
Time deposits                            3,208,279      47,164    5.96       2,994,165     39,289     5.28
                                        ----------    --------              ----------  ---------
Total interest-bearing deposits          5,204,977      60,275    4.70       4,986,986     50,593     4.08

Short-term borrowings                      697,364       8,660    5.04         627,003      7,776     4.99
Trust preferred securities                 108,600       2,586    9.66          49,259      1,210     9.88
Debt and FHLB advances                     880,858      14,411    6.63         870,695     12,858     5.94
                                        ----------    --------              ----------  ---------
Total interest-bearing liabilities       6,891,799      85,932    5.06       6,533,943     72,437     4.46
                                                      --------                          ---------

Non-interest-bearing liabilities           860,976                             858,200
Shareholders' equity                       613,353                             572,462
                                        ----------                          ----------
Total liabilities and equity            $8,366,128                          $7,964,605
                                        ==========                          ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                                 $ 77,684    3.43%                 $  78,353     3.74%
                                                      ========                          =========

Net interest income, fully
  taxable equivalent to
  earning assets                                                  4.03%                               4.26%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $2,319 or 53% to $6,656 in the first quarter of 2001 compared to $4,337 in the first quarter of 2000. The higher provision for credit losses in the first quarter of 2001 was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs. Net charge-offs were $4,259 or 0.29% (annualized) of average loans during the three months ended March 31, 2001, compared to $3,257 or 0.24% (annualized) for the same period in 2000.

                               March 31,        December 31,       March 31,
                                 2001              2000              2000
-------------------------------------------------------------------------------
Allowance for credit losses
  as a percentage of loans       1.60%             1.58%            1.58%
Allowance for credit losses
  as a percentage of
  non-performing loans         344.25            434.58           374.33


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses, divesting its under-performing businesses and the redesign of SFS. Other income for the first quarter of 2001, excluding non-recurring gains and the impact of eliminating gains on the sales of loans at SFS, was $31,537, an increase of $4,282 or 16% from the $27,255 for the same quarter of 2000. On a reported basis, first quarter 2001 other income increased $1,554 as compared to the same period for last year. Other income growth was most significant in insurance commissions, up $2,264, or 35%, primarily attributable to Meyer & Eckenrode, an insurance agency acquired during the third quarter of 2000, and mortgage banking income, up $1,943 or 72%, and net securities gains, up $743. Mortgage banking income increased due to significant increases in origination volumes in the more favorable interest rate environment compared to the prior year. The increases were partially offset by collection agency fee income decreasing from $788 to zero due to the sale of Sky Asset Management Services, Inc. in the fourth quarter of 2000. In addition, the first quarter of 2001 included $2,335 in commission revenue from Sky Investments, Inc., which was sold effective March 16, 2001.

Other Expense

Other expense for the first quarter of 2001 was $59,239, an increase of $1,833 or 3%, from the $57,406 reported for the same quarter of 2000. The efficiency ratio was 54.24% for the first quarter of 2001, up from 52.68% for the same quarter last year, with the increase primarily related to lower current revenues resulting from the implementation of the new program at SFS.

Income Taxes

The provision for income taxes for the first quarter of 2001 increased $148 to $14,216 from $14,068 for the same period in 2000. The effective tax rate for the three months ended March 31, 2001 was 33.0% as compared to 31.1% for the same period in 2000. The higher effective tax rate is mainly due to a reduction in tax-exempt interest income resulting from a restructuring of the investment portfolio in the third quarter of 2000.


Balance Sheet

At March 31, 2001, total assets were $8,468,890, an increase of $82,088 from December 31, 2000. The increase was primarily attributable to an increase in federal funds sold of $107,000, an increase in loans held for sale of $27,489 and continued growth in loans, up $66,911 to $5,983,009. The increases were partially offset by a reduction in securities available for sale of $73,160 and a decrease in cash and due from banks of $39,196. The net growth in assets was funded primarily by growth in total deposits, up $165,164, and was partially offset by a decrease in borrowed funds of $95,156. Shareholders' equity totaled $622,446 at March 31, 2001, increasing $12,756 from December 31, 2000. Net retained earnings (net income less cash dividends) for the three months ended March 31, 2001 totaled $13,855. Other comprehensive income increased by $7,382, primarily due to an increase in the market value of securities available for sale. The increases were offset mainly by a net increase in treasury stock of $8,027 as Sky Financial continued to repurchase shares, as authorized by its Board of Directors, for issuance in future stock dividends and stock option plans (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  March 31,   December 31,   March 31,
                                      2001           2000       2000
----------------------------------------------------------------------
Non-accrual loans                   $26,697        $20,329     $21,842
Restructured loans                    1,090          1,131       1,621
                                    -------        -------     -------
Total non-performing loans           27,787         21,460      23,463
Other real estate owned               2,164          2,221       3,664
                                    -------        -------     -------
Total non-performing assets         $29,951        $23,681     $27,127
                                    =======        =======     =======

Loans 90 days or more past due
  and not on non-accrual            $ 9,011        $10,294     $ 7,099
Non-performing loans to
  total loans                          0.46%          0.36%       0.42%
Non-performing assets to
  total loans plus other
  real estate owned                    0.50           0.40        0.49
Allowance for credit losses to
  total non-performing loans         344.25         434.58      374.33
Loans 90 days or more past due
  and not on non-accrual to
  total loans                          0.15           0.17        0.13

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $41,832 and $48,968 at March 31, 2001 and December 31, 2000, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of March 31, 2001, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the three months ended March 31, 2001 and 2000.

                                             Three Months Ended
                                                  March 31,
                                                2001      2000
---------------------------------------------------------------
Balance of allowance at beginning of year    $93,261   $86,750

Loans charged-off:
  Real estate                                   (410)     (348)
  Commercial and agricultural                 (2,515)   (2,012)
  Installment and credit card                 (3,365)   (3,682)
  Other loans                                     --        --
                                             -------   -------
    Total loans charged-off                   (6,290)   (6,042)
                                             -------   -------

Recoveries:
  Real estate                                    224       472
  Commercial and agricultural                    735     1,321
  Installment and credit card                  1,059       987
  Other loans                                     13         5
                                             -------   -------
    Total recoveries                           2,031     2,785
                                             -------   -------

Net loans charged-off                         (4,259)   (3,257)

Provision charged to operating expense         6,656     4,337
                                             -------   -------

Balance of allowance at end of period        $95,658   $87,830
                                             =======   =======


Ratio of net charge-offs to
  average loans outstanding                     0.29%     0.24%
Allowance for credit losses
  to total loans                                1.60      1.58
Allowance for credit losses
  to total non-performing loans               344.25    374.33

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management's estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on peer and industry loss data compared to Sky Financial's historical loss experience, and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general allowance loss factor determination for those loans.

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management's evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings.

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of March 31, 2001 and December 31, 2000.

                                         March 31, 2001        December 31, 2000
--------------------------------------------------------------------------------
  Construction                                 $  1,378                $   1,132
  Real estate                                    27,086                   27,091
  Commercial, financial
    and agricultural                             23,935                   21,619
  Installment and credit card                    25,561                   25,606
  Other loans                                       955                    1,009
  Unallocated                                    16,743                   16,804
                                               --------                ---------
    Total                                      $ 95,658                $  93,261
                                               ========                =========


Liquidity

Management of liquidity is of growing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds.

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2001, securities and other short term investments with maturities of one year or less totaled $224,818. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $33,099 over a twelve-month timeframe. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2001, the banking subsidiaries had total credit availability with the FHLB of $815,272, of which $608,409 was outstanding.

Sky Financial, through one of its affiliates, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At March 31, 2001, the outstanding balance was $45,783 under the warehouse line of credit. Term funding of $82,320 was arranged in February 2001 through the issuance of collateralized notes in a private placement.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $30,446 at March 31, 2001.

In February, 2001, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $95,000 through March 5, 2002. At March 31, 2001, Sky Financial had borrowings of $35,000 under this agreement.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 2001, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."


Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), reorganization transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial's management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial's customers; customer reaction to and unforeseen complications with respect to Sky Financial's restructuring or integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions or migrations to a single platform system; and other risks identified from time-to-time in Sky Financial's other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution's earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within Sky Financial, the dominant market risk exposure is changes in interest rates. The negative effects of this exposure is felt through the net interest margin, mortgage banking revenues and the market value of various assets and liabilities.

Sky Financial manages market risk through its Asset/Liability Committees (ALCO) at both the subsidiary and consolidated levels. These committees monitor interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at March 31, 2001 and December 31, 2000. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky
Financial's financial instruments.   Hypothetical changes in interest rates are
then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and the present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market rates.

                               March 31,   December 31,
                                   2001           2000       Guidelines
------------------------------------------------------------------------
One Year Net Interest
  Income Change
+200 Basis points                  (3.9)%         (2.7)%        (10.0)%
-200 Basis points                   0.8            0.6          (10.0)

Net Present Value of
  Equity Change
+200 Basis points                 (23.6)         (25.4)%        (30.0)%
-200 Basis points                  22.9           34.0          (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at March 31, 2001 and December 31, 2000 fall within the ALCO guidelines.

The preceeding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.


PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Sky Financial is, from time-to-time, involved in various lawsuits and claims, that arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the financial position or results of operations of Sky Financial.


Item 2.  Changes in Securities and Use of Proceeds

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 18, 2001, ballot totals for the election of six (6) Class III Directors to serve a three-year term until the Annual Meeting of Shareholders in 2004; one (1) Class I Director to serve the remainder of the term until the Annual Meeting of Shareholders in 2002; and one (1) Class II Director to serve the remainder of the term until the Annual Meeting of Shareholders in 2003 were as follows:

Class III Directors
Term Expires 2004                        FOR             WITHHELD
-----------------------------------------------------------------
Richard R. Hollington, Jr.            63,623,162        1,169,584
Fred H. Johnson, III                  63,740,195        1,052,551
Gerard P. Mastroianni                 63,776,248        1,016,498
James C. McBane                       63,821,411          971,335
Robert E. Spitler                     63,595,994        1,196,752
Joseph N. Tosh, II                    63,641,888        1,150,858

Class I Director
Term Expires 2002                        FOR             WITHHELD
-----------------------------------------------------------------
D. James Hilliker                     63,822,114          970,632


Class II Director
Term Expires 2003                        FOR             WITHHELD
-----------------------------------------------------------------
Marty E. Adams                        63,774,154        1,018,592


Total shares voted were 64,792,746 or 77.95% of the outstanding shares.

The following incumbent Class I and Class II Directors who were not nominees for election at the April 18, 2001 Annual Meeting were as follows:

Jonathan A. Levy                   George N. Chandler, II
Thomas J. O'Shane                  Robert C. Duvall
Edward J. Reiter                   Gregory L. Ridler
C. Gregory Spangler                Emerson J. Ross, Jr.



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


SKY FINANCIAL GROUP, INC.


/s/ Kevin T. Thompson

Kevin T. Thompson
Executive Vice President / Chief Financial Officer


DATE:  May 15, 2001

SKY FINANCIAL GROUP, INC.

                           EXHIBIT INDEX

Exhibit No.    Description                                       Page Number

  (11.1)       Statement Re Computation of Earnings
               Per Common Share
                  The information required by this exhibit is incorporated herein by reference from the information contained in Note 7
                  "Earnings Per Share" on page 11 of Sky
                  Financial's Form 10-Q for March 31, 2001.