Form 10-Q
period 2001-06-30
SKY FINANCIAL GROUP INC
filed 2001-08-14
CIK 855876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001


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


The number of shares outstanding of the Registrant's common stock, without par value was 82,241,561 at July 31, 2001.

SKY FINANCIAL GROUP, INC.


INDEX


                                                                                Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            June 30, 2001 and December 31, 2000..............................          3

          Consolidated Statements of Income
            Three months ended June 30, 2001 and 2000 and
              Six months ended June 30, 2001 and 2000........................          4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three months ended June 30, 2001 and 2000 and
              Six months ended June 30, 2001 and 2000........................          5

          Condensed Consolidated Statements of Cash Flows
            Six months ended March 31, 2001 and 2000 ........................          6

          Notes to Consolidated Financial Statements ........................          7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations  ............................         16

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk  ..............................................         28


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................         29

Item 2.   Changes in Securities..............................................         29

Item 3.   Defaults Upon Senior Securities....................................         29

Item 4.   Submission of Matters to a Vote of Security Holders................         30

Item 5.   Other Information..................................................         30

Item 6.   Exhibits and Reports on Form 8-K...................................         30

SIGNATURES...................................................................         31

EXHIBIT INDEX................................................................         32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share data)               June 30,    December 31,
                                                            2001           2000
-------------------------------------------------------------------------------
ASSETS
Cash and due from banks                               $  270,192     $  266,359
Interest-earning deposits
 with financial institutions                              19,088         17,725
Loans held for sale                                       30,511         13,984
Securities available for sale                          1,856,790      1,846,517

Total loans                                            6,222,627      5,916,098
 Less allowance for credit losses                        (98,296)       (93,261)
                                                      ----------     ----------
   Net loans                                           6,124,331      5,822,837

Premises and equipment                                   109,425        115,029
Accrued interest receivable and other assets             304,776        304,351
                                                      ----------     ----------
  TOTAL ASSETS                                        $8,715,113     $8,386,802
                                                      ==========     ==========

LIABILITIES
Deposits
 Non-interest-bearing deposits                        $  769,684     $  757,483
 Interest-bearing deposits                             5,326,645      5,134,449
                                                      ----------     ----------
  Total deposits                                       6,096,329      5,891,932
Securities sold under repurchase
 agreements and federal funds purchased                  715,119        702,985
Debt and Federal Home Loan Bank advances               1,037,725        933,444
Obligated mandatorily redeemable capital
 securities of subsidiary trusts                         108,600        108,600
Accrued interest payable
 and other liabilities                                   125,177        140,151
                                                      ----------     ----------
  TOTAL LIABILITIES                                    8,082,950      7,777,112
                                                      ----------     ----------

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
 10,000,000 shares authorized; none issued                    --             --
Common stock, no par value;
 150,000,000 shares authorized;
 84,015,797 and 84,015,577 shares
 issued in 2001 and 2000                                 597,239        597,723
Retained earnings                                         54,843         26,599
Treasury stock;  1,584,896 and
 607,633 shares in 2001 and 2000                         (28,031)       (10,491)
Unearned ESOP                                               (300)          (300)
Accumulated other comprehensive income (loss)              8,412         (3,841)
                                                      ----------     ----------
  TOTAL SHAREHOLDERS' EQUITY                             632,163        609,690
                                                      ----------     ----------
  TOTAL LIABILITIES AND
    SHAREHOLDERS' EQUITY                              $8,715,113     $8,386,802
                                                      ==========     ==========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,                        Three Months Ended       Six Months Ended
  except per share data)                        June 30,                   June 30,
                                             2001      2000             2001       2000
---------------------------------------------------------------------------------------
Interest Income
Loans, including fees                    $130,886  $123,463         $263,162   $242,949
Securities
  Taxable                                  29,061    26,465           58,291     53,179
  Nontaxable                                  494     2,175            1,038      4,427
Federal funds sold and other                  621       409            1,280        694
                                         --------  --------         --------   --------
  Total interest income                   161,062   152,512          323,771    301,249
                                         --------  --------         --------   --------

Interest Expense
Deposits                                   57,270    53,349          117,545    103,942
Borrowed funds                             24,047    23,721           49,704     45,565
                                         --------  --------         --------   --------
  Total interest expense                   81,317    77,070          167,249    149,507
                                         --------  --------         --------   --------

Net Interest Income                        79,745    75,442          156,522    151,742
Provision for Credit Losses                 8,568     4,733           15,224      9,070
                                         --------  --------         --------   --------
Net Interest Income After
  Provision for Credit Losses              71,177    70,709          141,298    142,672
                                         --------  --------         --------   --------

Other Income
Trust services income                       3,749     3,736            7,455      7,468
Service charges and fees on
  deposit accounts                          7,628     6,695           14,537     12,993
Mortgage banking income                     6,054     2,901           10,706      5,610
Brokerage & insurance commissions           5,253     6,332           14,027     12,842
Collection agency fees                         --       491               --      1,279
Net securities gains                          443       665            1,368        847
Net gains on sales of
  commercial financing loans                   --     3,863               --      7,225
Other income                                7,221     7,768           14,426     14,804
                                         --------  --------         --------   --------
  Total other income                       30,348    32,451           62,519     63,068
                                         --------  --------         --------   --------

Other Expense
Salaries and employee benefits             30,794    28,176           61,999     58,266
Occupancy and equipment expense             9,001     9,189           18,218     18,601
Other operating expense                    18,365    19,778           37,182     37,682
                                         --------  --------         --------   --------
  Total other expenses                     58,160    57,143          117,399    114,549
                                         --------  --------         --------   --------

Income Before Income Taxes                 43,365    46,017           86,418     91,191
Income taxes                               14,133    14,518           28,349     28,586
                                         --------  --------         --------   --------

  Net Income                             $ 29,232  $ 31,499         $ 58,069   $ 62,605
                                         ========  ========         ========   ========

Earnings Per Common Share
  Basic                                  $   0.35  $   0.37         $   0.70   $   0.74
  Diluted                                $   0.35  $   0.37         $   0.70   $   0.73


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,              Three Months Ended     Six Months Ended
  except per share data)                 June 30,              June 30,
                                     2001       2000       2001       2000
--------------------------------------------------------------------------------

Balance at beginning of period     $622,446   $571,127   $609,690   $566,331

Comprehensive income
Net income                           29,232     31,499     58,069     62,605
Other comprehensive income(loss)      4,871     (1,122)    12,253     (3,250)
                                   --------   --------   --------   --------
Total comprehensive income           34,103     30,377     70,322     59,355


Common cash dividends               (14,873)   (15,378)   (29,855)   (30,963)
Treasury shares acquired            (11,220)   (12,634)   (20,001)   (23,421)
Treasury shares issued                1,759        294      2,513      1,957
Fractional shares & other items         (52)       272       (506)       799
                                   --------   --------   --------   --------

Balance at end of period           $632,163   $574,058   $632,163   $574,058
                                   ========   ========   ========   ========

Common cash dividends per share    $   0.18   $   0.18   $   0.36   $   0.36



The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                               Six Months Ended
(Dollars in thousands)                                              June 30,
                                                               2001        2000
--------------------------------------------------------------------------------

Net Cash From Operating Activities                        $  37,080   $  47,218
                                                          ---------   ---------

Investing Activities
Net (increase) decrease in interest-bearing
 deposits in other banks                                     (1,363)      1,585
Net increase in federal funds sold                               --     (16,400)
Securities available for sale:
 Proceeds from maturities and payments                      413,211     186,647
 Proceeds from sales                                         74,400      15,811
 Purchases                                                 (475,177)   (170,365)
Proceeds from sales of loans                                 13,682       4,225
Net increase in loans                                      (331,731)   (158,809)
Purchases of premises and equipment                          (4,069)     (8,995)
Proceeds from sales of premises and equipment                 3,016         606
Proceeds from sales of other real estate                      1,475       2,169
                                                          ---------   ---------
Net cash from investing activities                         (306,556)   (143,526)
                                                          ---------   ---------

Financing Activities
Net increase in deposit accounts                            204,397      29,731
Net increase in federal funds
 and repurchase agreements                                   12,134       8,234
Net increase (decrease) in borrowings
 under bank lines of credit                                  77,808     (40,000)
Net increase (decrease) in
 short-term FHLB advances                                    20,000     (43,700)
Proceeds from issuance of debt
 and long-term FHLB advances                                 84,495     278,000
Repayment of debt and long-term
 FHLB advances                                              (78,022)   (185,626)
Cash dividends and fractional shares paid                   (30,015)    (31,124)
Proceeds from issuance of common stock                        2,513       1,957
Treasury stock purchases                                    (20,001)    (23,421)
                                                          ---------   ---------
Net cash from financing activities                          273,309      (5,949)
                                                          ---------   ---------

Net decrease in cash and due from banks                       3,833    (102,257)
Cash and due from banks at beginning of year                266,359     380,980
                                                          ---------   ---------
Cash and due from banks at end of period                  $ 270,192   $ 278,723
                                                          =========   =========

Supplemental Disclosures

Interest paid                                             $ 169,403   $ 152,523
Income taxes paid                                            25,832      30,100


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.


Notes to Consolidated Financial Information  (Unaudited)


(Dollars in thousands, except per share data)



1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio. Sky Financial has three bank subsidiaries primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania and northern West Virginia. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services.

The accounting and reporting policies followed by Sky Financial conform to accounting principles generally accepted in the United States and to general practices within the financial services industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments are particularly subject to change.

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2001, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.141, "Business Combinations". SFAS No.141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method of accounting. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Also in June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations and acquisitions. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. Sky Financial is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. Sky Financial has not yet assessed the impact of SFAS No.142 on its financial statements.

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving fair value hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Fair value changes involving cash flow hedges are recorded in other comprehensive income. This standard resulted in a pre-tax reduction of $2,746 in other comprehensive income in the first six months of 2001.


2.  Mergers, Acquisitions and Divestitures

On July 11, 2001, Sky Financial announced that it has reached a definitive agreement with Standard Federal Bank, Troy, Michigan, to purchase ten branch offices in northwest Ohio. Sky Bank will acquire the branch facilities and assume approximately $300,000 of deposit liabilities, while Standard Federal Bank will retain substantially all loans associated with the branches. The transaction should be completed in the fourth quarter of 2001, pending regulatory approvals.

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

3. Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at June 30, 2001 and December 31, 2000 are as follows:

                                                 Gross       Gross     Estimated
                                 Amortized  Unrealized  Unrealized          Fair
June 30, 2001                         Cost       Gains      Losses         Value
--------------------------------------------------------------------------------

U.S. Treasury and U.S.
  Government agencies           $  567,963  $    8,015    $ (2,022)   $  573,956
Obligations of states and
  political subdivisions            39,497         321        (233)       39,585
Corporate and other
  securities                        74,691         259      (3,889)       71,061
Mortgage-backed
  securities                     1,050,452      14,153      (1,301)    1,063,304
                                ----------  ----------    --------    ----------
Total debt securities
  available for sale             1,732,603      22,748      (7,445)    1,747,906
Marketable equity
  securities                       108,500       7,121      (6,737)      108,884
                                ----------  ----------    --------    ----------
Total securities
  available for sale            $1,841,103  $   29,869    $(14,182)   $1,856,790
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
                                ==========  ==========    ========    ==========


4. Loans

The loan portfolios are as follows:
                                       June 30, 2001           December 31, 2000
--------------------------------------------------------------------------------
Real estate loans:
  Construction                            $  248,183                  $  210,135
  Residential mortgage                     1,585,657                   1,663,111
  Non-residential mortgage                 1,649,288                   1,575,907
Commercial, financial and
  agricultural                             1,818,595                   1,568,766
Installment and credit card loans            904,292                     884,750
Other loans                                   16,612                      13,429
                                          ----------                  ----------
  Total loans                             $6,222,627                  $5,916,098
                                          ==========                  ==========

5.  Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                           June 30, 2001       December 31, 2000
--------------------------------------------------------------------------------

Borrowings under bank lines of credit        $  151,486               $   73,678
Asset backed notes
  Class A-1   Due December 2011 at 6.425%        37,198                       --
  Class A-2   Due December 2011 at 6.95%         45,000                       --
Borrowings under FHLB lines of credit           749,331                  805,581
Subordinated note, 7.08%, January 2008           50,000                   50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%                  25,000                   25,000
    Due June 2027 at 10.20%                      23,600                   23,600
    Due May 2030 at 9.34%                        60,000                   60,000
Capital lease obligations                         1,643                    1,668
Other items                                       3,067                    2,517
                                             ----------               ----------
  Total borrowings                           $1,146,325               $1,042,044
                                             ==========               ==========

Expected final payment dates for the asset backed notes listed above are October 2005, for Class A-1 notes and July 2009, for Class A-2 notes.

SFS's warehouse line of credit is included under bank lines of credit and was $101,486 at June 30, 2001 as compared to $73,678 at December 31, 2001. Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS.


6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                      Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                        2001      2000         2001      2000
--------------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gain (loss)
  arising during period              $ 7,020   $(1,058)     $22,963   $(4,150)
Reclassification adjustment for
 (gains)losses included in income       (443)     (665)      (1,368)     (847)
                                     -------   -------      -------   -------
                                       6,577    (1,723)      21,595    (4,997)
                                     -------   -------      -------   -------
Cash flow hedge derivatives:
Adoption of SFAS No. 133                  --        --       (1,231)       --
Unrealized gains (losses) on
  cash flow hedge derivatives            916        --       (1,515)       --
                                     -------   -------      -------   -------
                                         916        --       (2,746)       --
                                     -------   -------      -------   -------
Net unrealized gain (loss)             7,493    (1,723)      18,849    (4,997)
Tax effect                            (2,622)      601       (6,596)    1,747
                                     -------   -------      -------   -------
Total other comprehensive income     $ 4,871   $(1,122)     $12,253   $(3,250)
                                     =======   =======      =======   =======

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended June 30, 2001 and 2000, 1,651,000 and 3,090,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2001 and 2000, 1,956,000 and 2,994,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Earnings per share data have been restated for the 10% stock dividend declared in October 2000 and paid in November 2000.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                   Three Months Ended          Six Months Ended
                                        June 30,                    June 30,
                                   2001         2000           2001         2000
--------------------------------------------------------------------------------
Numerator:
Net income                  $    29,232  $    31,499    $    58,069  $    62,605
                            ===========  ===========    ===========  ===========

Denominator:
Weighted-average
  common shares
  outstanding (basic)        82,694,000   84,900,000     82,919,000   85,141,000
Effect of stock options         587,000      358,000        504,000      381,000
                            -----------  -----------    -----------  -----------
Weighted-average
  common shares
  outstanding (diluted)      83,281,000   85,258,000     83,423,000   85,522,000
                            ===========  ===========    ===========  ===========

Earnings per share:
Basic                       $      0.35  $      0.37    $      0.70  $      0.74
Diluted                            0.35         0.37           0.70         0.73




8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2001, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.

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

                                        June 30, 2001         December 31, 2000
-------------------------------------------------------------------------------
Total adjusted average assets
 for leverage ratio                        $8,461,434                $8,219,701
Risk-weighted assets and
 off-balance-sheet financial
 instruments for capital ratio              7,116,813                 6,831,698
Tier I capital                                682,524                   676,934
Total risk-based capital                      824,803                   825,118

Leverage ratio                                    8.1%                      8.2%
Tier I capital ratio                              9.6                       9.9
Total capital ratio                              11.6                      12.1



Capital ratios applicable to Sky Financial's banking subsidiaries at June 30, 2001 were as follows:

                                                                          Total
                                                            Tier I   Risk-based
                                             Leverage      Capital      Capital
-------------------------------------------------------------------------------
Regulatory Capital Requirements
  Minimum                                         4.0%         4.0%         8.0%
  Well-capitalized                                5.0          6.0         10.0
Bank Subsidiaries
  Sky Bank                                        6.6          8.6         10.7
  Sky Bank - Mid Am Region                        6.7          8.3         11.8
  Sky Bank - Ohio Bank Region                     7.4          9.6         11.8



In September, 2000, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to an additional 5% (or approximately
4.2 million shares) of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in future stock dividends and use in its stock option plans or general corporate purposes. As of June 30, 2001, Sky Financial had repurchased approximately 1,805,000 shares of common stock pursuant to its 2000 repurchase program.

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

Sky Financial retains in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced second quarter of 2001 operating earnings by $2,670 compared to the second quarter last year. The new program at SFS reduced operating earnings for the six months ended June 30, 2001 by $4,980 compared to the same period last year.

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

Selected segment information for the three months ended June 30, 2001 and 2000 is included in the following tables:


                                     Financial      Sky      Parent
Three Months Ended       Community     Service   Financial      and
June 30, 2001              Banking  Affiliates   Solutions    Other        Total
--------------------------------------------------------------------------------

Net interest income     $   78,800    $   336   $  1,850   $ (1,241)  $   79,745
Provision for
  credit losses              6,139        425      2,004         --        8,568
                        ----------    -------   --------   --------   ----------
Net interest income
  after provision           72,661        (89)      (154)    (1,241)      71,177
Other income                20,828      8,529        458        533       30,348
Other expenses              45,385      7,282      3,884      1,609       58,160
                        ----------    -------   --------   --------   ----------
Income (loss) before
  income taxes              48,104      1,158     (3,580)    (2,317)      43,365
Income taxes                16,064        511     (1,271)    (1,171)      14,133
                        ----------    -------   --------   --------   ----------
Net income (loss)       $   32,040    $   647   $ (2,309)  $ (1,146)  $   29,232
                        ==========    =======   ========   ========   ==========


Period-end assets       $8,304,583    $61,100   $238,668   $110,762   $8,715,113
Depreciation and
  amortization          $    2,981    $   334   $    139   $  1,138   $    4,592



                                    Financial    Sky      Parent
Three Months Ended       Community    Service Financial      and
June 30, 2000              Banking Affiliates Solutions    Other           Total
--------------------------------------------------------------------------------

Net interest income     $   77,304    $   369  $    237   $ (2,468)   $   75,442
Provision for
  credit losses              4,674         59        --         --         4,733
                        ----------    -------  --------   --------    ----------
Net interest income
  after provision           72,630        310       237     (2,468)       70,709
Other income                18,029     11,209     4,268     (1,055)       32,451
Other expenses              44,350     10,541     3,898     (1,646)       57,143
                        ----------    -------  --------   --------    ----------
Income (loss) before
  income taxes              46,309        978       607     (1,877)       46,017
Income taxes                14,661    $   359       246       (748)       14,518
                        ----------    -------  --------   --------    ----------
Net income (loss)       $   31,648    $   619  $    361   $ (1,129)   $   31,499
                        ----------    -------  --------   --------    ----------


Period-end assets       $7,937,481    $45,730  $ 21,447   $106,328    $8,110,986
Depreciation and
  amortization          $    3,256    $   195  $    138   $  1,115    $    4,704

Selected segment information for the six months ended June 30, 2001 and 2000 is included in the following tables:


                                     Financial      Sky       Parent
Six Months Ended        Community      Service   Financial       and
June 30, 2001             Banking   Affiliates   Solutions     Other       Total
--------------------------------------------------------------------------------

Net interest income    $  155,208      $   721    $  3,074  $ (2,481) $  156,522
Provision for
  credit losses            11,210          575       3,439        --      15,224
                       ----------      -------    --------  --------  ----------
Net interest income
  after provision         143,998          146        (365)   (2,481)    141,298
Other income               38,473       21,081       1,014     1,951      62,519
Other expenses             89,970       17,932       7,559     1,938     117,399
                       ----------      -------    --------  --------  ----------
Income (loss) before
  income taxes             92,501        3,295      (6,910)   (2,468)     86,418
Income taxes               30,797        1,410      (2,458)   (1,400)     28,349
                       ----------      -------    --------  --------  ----------
Net income (loss)      $   61,704      $ 1,885    $ (4,452) $ (1,068) $   58,069
                       ==========      =======    ========  ========  ==========


Period-end assets      $8,304,583      $61,100    $238,668  $110,762  $8,715,113
Depreciation and
  amortization         $    5,986      $   711    $    281  $  2,290  $    9,268



                                     Financial      Sky       Parent
Six Months Ended        Community      Service   Financial       and
June 30, 2000             Banking   Affiliates   Solutions     Other       Total
--------------------------------------------------------------------------------

Net interest income    $  155,029      $   681    $    441  $ (4,409) $  151,742
Provision for
  credit losses             8,935          135          --        --       9,070
                       ----------      -------    --------  --------  ----------
Net interest income
  after provision         146,094          546         441    (4,409)    142,672
Other income               33,595       23,000       7,984    (1,511)     63,068
Other expenses             89,329       21,015       7,526    (3,321)    114,549
                       ----------      -------    --------  --------  ----------
Income (loss) before
  income taxes             90,360        2,531         899    (2,599)     91,191
Income taxes               28,514          903         371    (1,202)     28,586
                       ----------      -------    --------  --------  ----------
Net income (loss)      $   61,846      $ 1,628    $    528  $ (1,397) $   62,605
                       ==========      =======    ========  ========  ==========


Period-end assets      $7,937,481      $45,730    $ 21,447  $106,328  $8,110,986
Depreciation and
  amortization         $    6,656      $   363    $    278  $  2,153  $    9,450

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


(Dollars in thousands, except per share data)




Three Months Ended June 30, 2001 and 2000


Results of Operations

Earnings for the second quarter of 2001 was $29,232, a decrease of $2,267 compared to the second quarter of 2000 operating earnings of $31,499. Diluted operating earnings per common share for the second quarter of 2001 was $.35 ($.35 basic), as compared to $.37 ($.37 basic) for the same period in 2000. The second quarter results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, Inc., which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings by $2,670, or $.03 per diluted share, compared to the second quarter last year. For the second quarter of 2001, return on average equity (ROE) and return on average assets
(ROA), also impacted by the new program, were 18.67% and 1.38%, respectively, compared to 21.97% and 1.58%, respectively, in 2000.


Business Line Results

Sky Financial's business line results for the second quarter ended June 30, 2001 and 2000 are summarized in the table below.

                                           Net Income (Loss)
Quarter Ended June 30,                   2001             2000
-------------------------------------------------------------------

Community Banking                     $32,040          $31,648
Financial Service Affiliates              647              619
Sky Financial Solutions, Inc.          (2,309)             361
Parent and Other                       (1,146)          (1,129)
                                      -------          -------
Consolidated Total                    $29,232          $31,499
                                      =======          =======

The community banking net income for the second quarter of 2001 increased slightly from 2000 second quarter earnings. This was primarily due to increases in net interest income and mortgage banking income, that was offset by a higher provision for credit losses and an increase in other expenses. The efficiency ratio was 45.2% for the second quarter of 2001 compared to 45.5% in the second quarter of 2000. The 2001 community banking results reflect a ROE of 21.87% and a ROA of 1.58% compared to 21.60% and 1.56%, respectively, in the second quarter of 2000.

Sky Financial Solutions earnings decreased for the second quarter of 2001 as compared to the same period in 2000. The second quarter 2001 results reflect Sky Financial's program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings $2,670 compared to the second quarter of 2000.

The financial service affiliates' earnings reflect Sky Financial's strategies to improve the profitability contribution of these businesses. For the second quarter of 2001, earnings remained level as compared to the same period for 2000. For the second quarter of 2001, revenues decreased $2,680 as compared to 2000, primarily due to the sale of Sky Financial's independent broker/dealer business during the first quarter of 2001, partially offset by commissions at Meyer & Eckenrode which was acquired in July of 2000.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. For the second quarter of 2001, earnings remained level as compared to the same period for 2000.


Net Interest Income

Net interest income for the second quarter of 2001 was $79,745, an increase of $4,303 or 6% from $75,442 in the second quarter of 2000. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 7% from the second quarter last year, with continued strong growth in average loans, increasing 8% from last year and average deposits increasing 5% from the same quarter last year. Sky Financial's net interest margin for the three months ended June 30, 2001 was 4.05%, an increase of 2 basis points from last quarter, but down 14 basis points from the second quarter a year ago. The net interest margin improvement from last quarter resulted primarily from loan and deposit growth, improving both the earning asset and funding mix.

The following table reflects the components of Sky Financial's net interest income for the three months ended June 30, 2001 and 2000. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.


SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)

(Dollars in thousands)                          Three Months Ended                    Three Months Ended
                                                   June 30, 2001                         June 30, 2000
--------------------------------------------------------------------------------------------------------------------
                                          Average                                  Average
                                          Balance      Interest      Rate          Balance       Interest      Rate
--------------------------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits              $   14,434      $    293      8.14%      $   11,954       $    205      6.90%
Federal funds sold and other               24,200           328      5.44            6,457            104      6.48
Securities                              1,850,250        29,918      6.49        1,816,009         30,112      6.67
Loans                                   6,092,795       131,392      8.65        5,606,181        124,231      8.91
                                       ----------      --------                 ----------       --------
Total interest-earning assets           7,981,679       161,931      8.14        7,440,601        154,652      8.36
                                                       --------                                  --------

Non-earning assets                        522,991                                  558,918
                                       ----------                               ----------
Total assets                           $8,504,670                               $7,999,519
                                       ==========                               ==========

Interest-bearing liabilities
Demand deposits                        $  159,353      $  1,096      2.76%      $  165,984       $    888      2.15%
Savings deposits                        1,882,379         9,705      2.07        1,837,712         11,107      2.43
Time deposits                           3,276,652        46,469      5.69        3,007,499         41,354      5.53
                                       ----------      --------                 ----------       --------
Total interest-bearing deposits         5,318,384        57,270      4.32        5,011,195         53,349      4.28

Short-term borrowings                     679,431         7,157      4.23          652,937          8,718      5.37
Trust preferred securities                108,600         2,615      9.66          108,600          2,624      9.72
Debt and FHLB advances                    925,653        14,275      6.19          797,880         12,379      6.24
                                       ----------      --------                 ----------       --------
Total interest-bearing liabilities      7,032,068        81,317      4.64        6,570,612         77,070      4.72
                                                       --------                                  --------

Non-interest-bearing liabilities          844,555                                  852,225
Shareholders' equity                      628,047                                  576,682
                                       ----------                               ----------
Total liabilities and equity           $8,504,670                               $7,999,519
                                       ==========                               ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                                  $ 80,614      3.50%                       $ 77,582      3.64%
                                                       ========                                  ========

Net interest income, fully
  taxable equivalent to
  earning assets                                                     4.05%                                     4.19%


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,835 or 81% to $8,568 in the second quarter of 2001 compared to $4,733 in the second quarter of 2000. The higher provision for credit losses in the second quarter of 2001 was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs. Net charge-offs were $5,930 or 0.39% (annualized) of average loans during the three months ended June 30, 2001, compared to $4,545 or 0.32% (annualized) for the same period in 2000.


                               June 30,   December 31,   June 30,
                                   2001           2000      2000
------------------------------------------------------------------
Allowance for credit losses
  as a percentage of loans         1.58%          1.58%     1.57%
Allowance for credit losses
  as a percentage of
  non-performing loans           376.50         434.58    492.99


Other Income

Other income for the second quarter reflects the full completion of Sky Financial's restructuring of its fee-based businesses during the past year. Other income for the second quarter of 2001 was $30,348, a decrease of $2,103 or 7% from the $32,451 in the same period last year. The decline was primarily due to a decrease of $3,863 due to the impact of eliminating gains on sale of commercial financing loans at SFS, a decrease in brokerage and insurance commissions which included a decline of $3,618 due to the sale of Sky Financial's independent brokerage business completed in March of this year, and a decrease of $491 in collection agency fees due to the sale of Sky Financial's collection agency in the fourth quarter of last year.

Excluding the results from businesses sold over the past year and the impact of eliminating the gains on sale of loans at SFS, other income for the second quarter of 2001 was $30,348, an increase of $1,145 or 4% from the $29,203 for the first quarter of 2001, and an increase of $5,869 or 24% from $24,479 in the same period last year. Mortgage banking income, driven by significantly increased origination volumes, was $6,054 for the second quarter of 2001, an increase of $3,153, or 109% from the second quarter last year. Service charges on deposits for the second quarter of 2001 were $7,628, an increase of $933, or 14%, from the same quarter last year.


Other Expense

Other expense for the second quarter of 2001 was $58,160 compared to $59,239 last quarter, and $57,143 in the second quarter last year. From the second quarter last year, the increase was primarily in salaries and employee benefits due to higher "performance-based" compensation costs. The efficiency ratio, on an operating basis, was 52.41% for the first quarter of 2001, improved versus 54.24% last quarter and up from 51.93% for the same quarter last year. The increase in the efficiency ratio for the second quarter of 2001 as compared to the same period last year is primarily related to lower current revenues resulting from the implementation of the new program at SFS.


Income Taxes

The provision for income taxes for the second quarter of 2001 decreased $385 to $14,133 from $14,518 for the same period in 2000. The effective tax rate for the three months ended June 30, 2001 was 32.6% as compared to 31.5% for the same period in 2000. The higher effective tax rate is mainly due to a reduction in tax-exempt interest income resulting from a restructuring of the investment portfolio in the third quarter of 2000.



Six Months Ended June 30, 2001 and 2000


Results of Operations

Operating earnings for the six months ended June 30, 2001 was $57,657, a decrease of $4,948 compared to $62,605 for the same period in 2000. Diluted operating earnings per common share for the six months ended June 30, 2001 was $.70 ($.69 basic), as compared to $.74 ($.73 basic) for the same period in 2000. The six months ended June 30, 2001, results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, Inc., which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings by $4,980, or $.06 per diluted share, compared to the same period last year. On an operating basis, return on average equity (ROE) and return on average assets (ROA), also impacted by the new program, were 18.73% and 1.38%, respectively, for the six months ended June 30, 2001, compared to 21.91% and 1.58%, respectively, in 2000.

On a reported basis, net income for the six months ended June 30, 2001 was $58,069, a decrease of $4,536 compared to $62,605 for the same period in 2000. Diluted earnings per common share for the six months ended June 30, 2001 was $.70 ($.70 basic), as compared to $.74 ($.73 basic) for the same period in 2000.


Business Line Results

Sky Financial's business line results for the six months ended June 30, 2001 and 2000 are summarized in the table below.
                                              Net Income (Loss)
Six Months Ended June 30,                   2001           2000
---------------------------------------------------------------

Community Banking                        $61,704        $61,846
Financial Service Affiliates               1,885          1,628
Sky Financial Solutions, Inc.             (4,452)           528
Parent and Other                          (1,068)        (1,397)
                                         -------        -------
Consolidated Total                       $58,069        $62,605
                                         =======        =======

The community banking net income for the six months ended June 30, 2001 remained level with earnings for the same period in 2000. This was primarily due to an increase in mortgage banking income, that was offset by a higher provision for credit losses and an increase in income taxes. The efficiency ratio was 46.0% for the six months ended June 30, 2001 compared to 46.4% for the same period in 2000. The 2001 community banking results reflect a ROE of 21.61% and a ROA of 1.54% compared to 21.37% and 1.59%, respectively, for the same period in 2000.

Sky Financial Solutions earnings decreased for the six months ended June 30, 2001 as compared to the same period in 2000. The 2001 results reflect Sky Financial's program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced 2001 operating earnings $4,980 compared to the same period in 2000.

The financial service affiliates' earnings reflect Sky Financial's strategies to improve the profitability contribution of these businesses. For the six months ended June 30, 2001, earnings increased $257 or 16% compared to the same period for 2000. For the six months ended June 30, 2001, revenues decreased $1,919 as compared to 2000, primarily due to the sale of Sky Financial's independent broker/dealer business during the first quarter of 2001, partially offset by commissions at Meyer & Eckenrode which was acquired in July of 2000.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. For the six months ended June 30, 2001, earnings increased $329 compared to the same period for 2000. The reason for the improvement in parent and other business segment is in the first quarter of 2001, Sky Financial completed the sale of its independent brokerage business.


Net Interest Income

Net interest income for the six months ended June 30, 2001 was $156,522, an increase of $4,780 or 3%, as compared to $151,742 for the same period in 2000. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 7% from the first half of last year, with continued strong growth in average loans, increasing 8% and average deposits increasing 4% from the same period last year. Sky Financial's net interest margin for the six months ended June 30, 2001 was 4.04%, down 19 basis points from the same period last year. The decrease in net interest margin from last year resulted primarily from higher funding costs, due to rising interest rates over the latter half of 2000.

The following table reflects the components of Sky Financial's net interest income for the six months ended June 30, 2001 and 2000. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)


(Dollars in thousands)                         Six Months Ended             Six Months Ended
                                                 June 30, 2001                 June 30, 2000
-------------------------------------------------------------------------------------------------
                                        Average                        Average
                                        Balance    Interest  Rate      Balance  Interest    Rate
-------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits            $   14,943    $    529  7.14%  $   13,905  $    474    6.86%
Federal funds sold and other             27,625         751  5.48        7,430       220    5.95
Securities                            1,822,712      60,103  6.65    1,831,147    60,367    6.63
Loans                                 6,035,079     264,164  8.83    5,564,099   244,381    8.83
                                     ----------    --------         ----------  --------
Total interest-earning assets         7,900,359     325,547  8.31    7,416,581   305,442    8.28
                                                   --------                     --------

Non-earning assets                      535,423                        565,480
                                     ----------                     ----------
Total assets                         $8,435,782                     $7,982,061
                                     ==========                     ==========

Interest-bearing liabilities
Demand deposits                      $  150,005    $  2,024  2.72%  $  148,110  $  1,573    2.14%
Savings deposits                      1,869,335      21,888  2.36    1,850,148    21,726    2.36
Time deposits                         3,242,654      93,633  5.82    3,000,832    80,643    5.40
                                     ----------    --------         ----------  --------
Total interest-bearing deposits       5,261,994     117,545  4.50    4,999,090   103,942    4.18

Short-term borrowings                   688,348      15,817  4.63      639,970    16,494    5.18
Trust preferred securities              108,600       5,201  9.66       78,929     3,834    9.77
Debt and FHLB advances                  903,379      28,686  6.40      834,288    25,237    6.08
                                     ----------    --------         ----------  --------
Total interest-bearing liabilities    6,962,321     167,249  4.84    6,552,277   149,507    4.59
                                                   --------                     --------

Non-interest-bearing liabilities        852,720                        855,212
Shareholders' equity                    620,741                        574,572
                                     ----------                     ----------
Total liabilities and equity         $8,435,782                     $7,982,061
                                     ==========                     ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                              $158,298  3.47%              $155,935    3.69%
                                                   ========                     ========

Net interest income, fully
  taxable equivalent to
  earning assets                                             4.04%                          4.23%
Provision for Credit Losses

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $6,154 or 68% to $15,224 in the six months ended June 30, 2001 compared to $9,070 for the same period in 2000. The higher provision for credit losses in the six months ended June 30, 2001 was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs. Net charge-offs were $10,189 or 0.34% (annualized) of average loans during the six months ended June 30, 2001, compared to $7,802 or 0.28% (annualized) for the same period in 2000.


Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses, divesting its under-performing businesses and the redesign of SFS. On a reported basis, six months ended June 30, 2001 other income decreased $549 as compared to the same period for last year. The decline was primarily due to a decrease of $7,225 due to the impact of eliminating gains on sale of commercial financing loans at SFS, a decrease in brokerage and insurance commissions which included a decline of $5,367 due to the sale of Sky Financial's independent brokerage business completed in March of this year, and a decrease of $1,279 in collection agency fees due to the sale of Sky Financial's collection agency in the fourth quarter of last year.

Other income for the six months ended June 30, 2001, excluding non-recurring gains and revenues from businesses sold or redesigned over the past year was $59,551, an increase of $12,688 or 27% from the $46,863 for the same period in 2000. Other income growth was most significant in mortgage banking income, up $5,096 or 91%, service charges on deposit accounts, up $1,544 or 12% and insurance commissions, primarily attributable to Meyer & Eckenrode, an insurance agency acquired during the third quarter of 2000. Mortgage banking income increased due to significant increases in origination volumes in the more favorable interest rate environment compared to the prior year.


Other Expense

Other expense for the six months ended June 30, 2001 was $117,399, an increase of $2,850 or 3%, from the $114,549 reported for the same period in 2000. The increase was primarily in salaries and employee benefits due to higher "performance-based" compensation costs. The efficiency ratio was 53.32% for the six months ended June 30, 2001, up from 52.30% for the same period last year, with the increase primarily related to lower current revenues resulting from the implementation of the new program at SFS.

Income Taxes

The provision for income taxes for the six months ended June 30, 2001 decreased $237 to $28,349 from $28,586 for the same period in 2000. The effective tax rate for the six months ended June 30, 2001 was 32.8% as compared to 31.3% for the same period in 2000. The higher effective tax rate is mainly due to a reduction in tax-exempt interest income resulting from a restructuring of the investment portfolio in the third quarter of 2000.


Balance Sheet

At June 30, 2001, total assets were $8,715,113, an increase of $328,311 from December 31, 2000. The increase was primarily attributable to increases in loans of $306,529, loans held for sale of $16,527 and securities available for sale of $10,273. The increases were partially offset by a reduction in premises and equipment of $5,604 and an increase in allowance for credit losses of $5,035. The net growth in assets was funded primarily by growth in total deposits, up $204,397, and an increase in borrowed funds of $116,415. Shareholders' equity totaled $632,163 at June 30, 2001, increasing $22,473 from December 31, 2000. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2001 totaled $28,215. Other comprehensive income increased by $12,253, primarily due to an increase in the market value of securities available for sale. The increases were offset mainly by a net increase in treasury stock of $17,488 as Sky Financial continued to repurchase shares, as authorized by its Board of Directors, for issuance in future stock dividends and stock option plans (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  June 30,   December 31,   June 30,
                                      2001           2000       2000
--------------------------------------------------------------------

Non-accrual loans                  $25,029        $20,329    $16,643
Restructured loans                   1,079          1,131      1,211
                                   -------        -------    -------
Total non-performing loans          26,108         21,460     17,854
Other real estate owned              2,367          2,221      2,450
                                   -------        -------    -------
Total non-performing assets        $28,475        $23,681    $20,304
                                   =======        =======    =======

Loans 90 days or more past due
  and not on non-accrual           $ 8,582        $10,294    $ 7,422
Non-performing loans to
  total loans                         0.42%          0.36%      0.32%
Non-performing assets to
  total loans plus other
  real estate owned                   0.46           0.40       0.36
Allowance for credit losses to
  total non-performing loans        376.50         434.58     492.99
Loans 90 days or more past due
  and not on non-accrual to
  total loans                         0.14           0.17       0.13

Current loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $41,475 and $48,968 at June 30, 2001 and December 31, 2000, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of June 30, 2001, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the six months ended June 30, 2001 and 2000.

                                               Six Months Ended
                                                     June 30,
                                                 2001       2000
----------------------------------------------------------------

Balance of allowance at beginning of year    $ 93,261   $ 86,750

Loans charged-off:
  Real estate                                    (853)      (798)
  Commercial and agricultural                  (5,797)    (4,268)
  Installment and credit card                  (6,916)    (6,889)
  Other loans                                      --       (453)
                                             --------   --------
    Total loans charged-off                   (13,566)   (12,408)
                                             --------   --------

Recoveries:
  Real estate                                     300        651
  Commercial and agricultural                   1,013      2,068
  Installment and credit card                   2,032      1,880
  Other loans                                      32          7
                                             --------   --------
    Total recoveries                            3,377      4,606
                                             --------   --------

Net loans charged-off                         (10,189)    (7,802)

Provision charged to operating expense         15,224      9,070
                                             --------   --------

Balance of allowance at end of period        $ 98,296   $ 88,018
                                             ========   ========


Ratio of net charge-offs to
  average loans outstanding                      0.34%      0.28%
Allowance for credit losses
  to total loans                                 1.58       1.57
Allowance for credit losses
  to total non-performing loans                376.50     492.99

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of June 30, 2001 and December 31, 2000.


                           June 30, 2001     December 31, 2000
--------------------------------------------------------------

  Construction                   $ 1,520               $ 1,132
  Real estate                     26,602                27,091
  Commercial, financial
    and agricultural              28,304                21,619
  Installment and credit card     24,220                25,606
  Other loans                        909                 1,009
  Unallocated                     16,741                16,804
                                 -------               -------
    Total                        $98,296               $93,261
                                 =======               =======

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

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2001, securities and other short term investments with maturities of one year or less totaled $65,965. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $19,339 over a twelve-month timeframe. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2001, the banking subsidiaries had total credit availability with the FHLB of $814,382, of which $749,331 was outstanding.

Sky Financial, through SFS, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At June 30, 2001, the outstanding balance was $101,486 under the warehouse line of credit. Term funding of $82,320 was completed in February 2001 through the issuance of collateralized notes in a private placement. As of June 30, 2001 the outstanding balance was $82,198 under the term funding. An additional term funding of $104,760 was completed in July 2001 through the issuance of collateralized notes in a private placement in the 144A market.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $33,382 at June 30, 2001.

In February, 2001, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $95,000 through March 5, 2002. At June 30, 2001, Sky Financial had borrowings of $50,000 under this agreement.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 2001, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."



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

Sky Financial manages market risk through its Asset/Liability Committees (ALCO) at both the subsidiary and consolidated levels. These committees monitor interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at June 30, 2001 and December 31, 2000. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and the present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market rates.


                         June 30,     December 31,
                             2001          2000    Guidelines
-------------------------------------------------------------
One Year Net Interest
  Income Change
+200 Basis points            (3.2)%        (2.7)%       (10.0)%
-200 Basis points            (0.1)          0.6         (10.0)

Net Present Value of
  Equity Change
+200 Basis points           (27.8)        (25.4)%       (30.0)%
-200 Basis points            10.6          34.0         (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at June 30, 2001 and December 31, 2000 fall within the ALCO guidelines.

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


Class III Directors
Term Expires 2004                FOR              WITHHELD
----------------------------------------------------------
Richard R. Hollington, Jr.    63,623,162         1,169,584
Fred H. Johnson, III          63,740,195         1,052,551
Gerard P. Mastroianni         63,776,248         1,016,498
James C. McBane               63,821,411           971,335
Robert E. Spitler             63,595,994         1,196,752
Joseph N. Tosh, II            63,641,888         1,150,858


Class I Director
Term Expires 2002                FOR              WITHHELD
----------------------------------------------------------
D. James Hilliker             63,822,114           970,632


Class II Director
Term Expires 2003                FOR              WITHHELD
----------------------------------------------------------
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



SKY FINANCIAL GROUP, INC.



/s/ Kevin T. Thompson


Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:  August 14, 2001

SKY FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

 (11.1)         Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for June 30, 2001.