Form 10-Q
period 2001-09-30
SKY FINANCIAL GROUP INC
filed 2001-11-14
CIK 855876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2001


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes [X]   No [ ]

The number of shares outstanding of the Registrant's common stock, without par value was 81,812,114 at October 31, 2001.

SKY FINANCIAL GROUP, INC.


INDEX

                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            September 30, 2001 and December 31, 2000...............       3

          Consolidated Statements of Income
            Three months ended September 30, 2001 and 2000 and
              Nine months ended September 30, 2001 and 2000........       4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three months ended September 30, 2001 and 2000 and
              Nine months ended September 30, 2001 and 2000........       5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2001 and 2000..........       6

          Notes to Consolidated Financial Statements...............       7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      16

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk......................................      28


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings........................................      30

Item 2.   Changes in Securities....................................      30

Item 3.   Defaults Upon Senior Securities..........................      30

Item 4.   Submission of Matters to a Vote of Security Holders......      30

Item 5.   Other Information........................................      30

Item 6.   Exhibits and Reports on Form 8-K.........................      30


SIGNATURES.........................................................      31


EXHIBIT INDEX......................................................      32

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)        September 30,   December 31,
                                                          2001           2000
-----------------------------------------------------------------------------
ASSETS
Cash and due from banks                             $  226,390     $  266,359
Interest-earning deposits
  with financial institutions                           24,848         17,725
Federal funds sold                                      12,700
Loans held for sale                                     31,594         13,984
Securities available for sale                        1,848,254      1,846,517

Total loans                                          6,409,123      5,916,098
  Less allowance for credit losses                    (101,172)       (93,261)
                                                    ----------     ----------
    Net loans                                        6,307,951      5,822,837

Premises and equipment                                 109,415        115,029
Accrued interest receivable and other assets           304,058        304,351
                                                    ----------     ----------
    TOTAL ASSETS                                    $8,865,210     $8,386,802
                                                    ==========     ==========

LIABILITIES
Deposits
  Non-interest-bearing deposits                     $  738,447     $  757,483
  Interest-bearing deposits                          5,462,243      5,134,449
                                                    ----------     ----------
    Total deposits                                   6,200,690      5,891,932
Securities sold under repurchase
  agreements and federal funds purchased               696,661        702,985
Debt and Federal Home Loan Bank advances             1,068,383        933,444
Obligated mandatorily redeemable capital
  securities of subsidiary trusts                      108,600        108,600
Accrued interest payable
  and other liabilities                                147,945        140,151
                                                    ----------     ----------
    TOTAL LIABILITIES                                8,222,279      7,777,112
                                                    ----------     ----------

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized; none issued                 --             --
Common stock, no par value;
  150,000,000 shares authorized;
  84,011,214 and 84,015,577 shares
  issued in 2001 and 2000                              596,951        597,723
Retained earnings                                       70,031         26,599
Treasury stock;  2,168,813 and
  607,633 shares in 2001 and 2000                      (39,567)       (10,491)
Unearned ESOP                                             (273)          (300)
Accumulated other comprehensive income (loss)           15,789         (3,841)
                                                    ----------     ----------
    TOTAL SHAREHOLDERS' EQUITY                         642,931        609,690
                                                    ----------     ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                          $8,865,210     $8,386,802
                                                    ==========     ==========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,                Three Months Ended     Nine Months Ended
except per share data)                    September 30,          September 30,
                                         2001        2000       2001       2000
-------------------------------------------------------------------------------
Interest Income
Loans, including fees                $132,276    $128,516   $395,438   $371,465
Securities
  Taxable                              27,666      29,331     85,957     82,510
  Nontaxable                              438       1,362      1,476      5,789
Federal funds sold and other              363         358      1,643      1,052
                                     --------    --------   --------   --------
  Total interest income               160,743     159,567    484,514    460,816
                                     --------    --------   --------   --------

Interest Expense
Deposits                               53,557      57,400    171,102    161,342
Borrowed funds                         24,143      26,636     73,847     72,201
                                     --------    --------   --------   --------
  Total interest expense               77,700      84,036    244,949    233,543
                                     --------    --------   --------   --------

Net Interest Income                    83,043      75,531    239,565    227,273
Provision for Credit Losses             9,122       6,094     24,346     15,164
                                     --------    --------   --------   --------
Net Interest Income After
  Provision for Credit Losses          73,921      69,437    215,219    212,109
                                     --------    --------   --------   --------

Other Income
Trust services income                   3,500       3,952     10,955     11,420
Service charges and fees on
  deposit accounts                      8,434       6,968     22,971     19,961
Mortgage banking income                 5,436       3,103     16,142      8,713
Brokerage & insurance commissions       5,165       8,331     19,192     21,173
Collection agency fees                     --         446         --      1,725
Net securities gains (losses)           1,094      (3,993)     2,462     (3,146)
Net gains on sales of
  commercial financing loans               --         361         --      7,586
Other income                            6,908       7,414     21,334     22,218
                                     --------    --------   --------   --------
  Total other income                   30,537      26,582     93,056     89,650
                                     --------    --------   --------   --------

Other Expense
Salaries and employee benefits         31,540      30,656     93,539     88,922
Occupancy and equipment expense         9,055       9,472     27,273     28,073
Other operating expense                18,328      19,250     55,510     56,932
                                     --------    --------   --------   --------
  Total other expenses                 58,923      59,378    176,322    173,927
                                     --------    --------   --------   --------

Income Before Income Taxes             45,535      36,641    131,953    127,832
Income taxes                           14,882      11,491     43,231     40,077
                                     --------    --------   --------   --------

  Net Income                         $ 30,653    $ 25,150   $ 88,722   $ 87,755
                                     ========    ========   ========   ========

Earnings Per Common Share
Basic                                $   0.37    $   0.30   $   1.07   $   1.03
Diluted                              $   0.37    $   0.30   $   1.07   $   1.03

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,                      Three Months Ended         Nine Months Ended
  except per share data)                        September 30,             September 30,
                                              2001        2000           2001       2000
----------------------------------------------------------------------------------------
Balance at beginning of period            $632,163    $574,058       $609,690   $566,331

Comprehensive income
Net income                                  30,653      25,150         88,722     87,755
Other comprehensive income                   7,377      10,073         19,630      6,823
                                          --------    --------       --------   --------
Total comprehensive income                  38,030      35,223        108,352     94,578


Common cash dividends                      (15,494)    (15,353)       (45,349)   (46,316)
Treasury shares acquired                   (12,741)    (20,684)       (32,742)   (44,105)
Treasury shares issued                         881       1,504          3,394      3,461
Shares issued to acquire
  Meyer & Eckenrode Insurance
    Group, Inc.                                 --       9,610             --      9,610
Fractional shares & other items                 92         (84)          (414)       715
                                          --------    --------       --------   --------

Balance at end of period                  $642,931    $584,274       $642,931   $584,274
                                          ========    ========       ========   ========

Common cash dividends per share           $   0.19    $   0.18       $   0.55   $   0.54

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                     Nine Months Ended
(Dollars in thousands)                                  September 30,
                                                      2001        2000
----------------------------------------------------------------------
Net Cash From Operating Activities               $  93,037   $  81,682
                                                 ---------   ---------

Investing Activities
Net increase in interest-bearing
  deposits in other banks                           (7,123)     (4,295)
Net increase in federal funds sold                 (12,700)     (3,900)
Securities available for sale:
  Proceeds from maturities and payments            655,108     276,979
  Proceeds from sales                              189,413     272,945
  Purchases                                       (806,449)   (524,927)
Proceeds from sales of non-mortgage loans           14,074       4,638
Net increase in loans                             (526,480)   (352,414)
Purchases of premises and equipment                 (7,649)    (13,703)
Proceeds from sales of premises and equipment        3,082         783
Proceeds from sales of other real estate             2,611       3,194
Cash acquired through acquisition                       --         364
                                                 ---------   ---------
Net cash from investing activities                (496,113)   (340,336)
                                                 ---------   ---------

Financing Activities
Net increase in deposit accounts                   308,758      27,175
Net (decrease) increase in federal funds
  and repurchase agreements                         (6,324)     83,351
Net increase in borrowings under
  bank lines of credit                              65,761      33,049
Net increase (decrease) in
  short-term FHLB advances                          25,000     (39,200)
Proceeds from issuance of debt
  and long-term FHLB advances                      189,255     294,126
Repayment of debt and long-term
  FHLB advances                                   (145,077)   (225,287)
Cash dividends and fractional shares paid          (44,918)    (46,554)
Proceeds from issuance of common stock               3,394       3,461
Treasury stock purchases                           (32,742)    (44,105)
                                                 ---------   ---------
Net cash from financing activities                 363,107      86,016
                                                 ---------   ---------

Net decrease in cash and due from banks            (39,969)   (172,638)
Cash and due from banks at beginning of year       266,359     380,980
                                                 ---------   ---------
Cash and due from banks at end of period         $ 226,390   $ 208,342
                                                 =========   =========

Supplemental Disclosures

Interest paid                                    $ 245,377   $ 233,342
Income taxes paid                                   25,832      41,800


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

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2001, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by generally accepted accounting principles. Sky Financial's Annual Report for the year ended December 31, 2000, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

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

Also in June 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations and acquisitions. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. Sky Financial is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The estimated impact of the adoption of SFAS No. 142 is an increase of $.02 in earnings per share for 2002.

Beginning January 1, 2001, a new accounting standard requires all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving fair value hedges are generally recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Fair value changes involving cash flow hedges are recorded in other comprehensive income. This standard resulted in a pre-tax reduction of $7,411 in other comprehensive income in the first nine months of 2001.

2.  Mergers, Acquisitions and Divestitures

On July 11, 2001, Sky Financial agreed with Standard Federal Bank, Troy, Michigan, to purchase ten branch offices in northwest Ohio. Sky Bank acquired the branch facilities and assumed approximately $290,000 of deposit liabilities, while Standard Federal Bank retained substantially all loans associated with the branches. The transaction was completed on October 27, 2001.

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

3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at September 30, 2001 and December 31, 2000 are as follows:

                                                         Gross        Gross    Estimated
                                        Amortized   Unrealized   Unrealized         Fair
September 30, 2001                           Cost        Gains       Losses        Value
----------------------------------------------------------------------------------------
U.S. Treasury and U.S.
  Government agencies                  $  538,075      $12,852     $ (1,365)  $  549,562
Obligations of states and
  political subdivisions                   35,607          448         (109)      35,946
Corporate and other
  securities                               76,684          465       (3,354)      73,795
Mortgage-backed
  securities                            1,056,841       20,928         (237)   1,077,532
                                       ----------      -------     --------   ----------
Total debt securities
  available for sale                    1,707,207       34,693       (5,065)   1,736,835
Marketable equity
  securities                              109,345        7,238       (5,164)     111,419
                                       ----------      -------     --------   ----------
Total securities
  available for sale                   $1,816,552      $41,931     $(10,229)  $1,848,254
                                       ==========      =======     ========   ==========

December 31, 2000
-----------------

U.S. Treasury and U.S.
  Government agencies                  $  620,836      $ 3,798     $ (5,085)  $  619,549
Obligations of states and
  political subdivisions                   48,281          275         (511)      48,045
Corporate and other
  securities                               83,145          172       (5,071)      78,246
Mortgage-backed
  securities                              987,317        7,239       (6,934)     987,622
                                       ----------      -------     --------   ----------
Total debt securities
  available for sale                    1,739,579       11,484      (17,601)   1,733,462
Marketable equity
  securities                              112,846        3,776       (3,567)     113,055
                                       ----------      -------     --------   ----------
Total securities
  available for sale                   $1,852,425      $15,260     $(21,168)  $1,846,517
                                       ==========      =======     ========   ==========

4. Loans

The loan portfolios are as follows:

                                        September 30, 2001     December 31, 2000
--------------------------------------------------------------------------------
Real estate loans:
  Construction                                  $  273,009            $  210,135
  Residential mortgage                           1,772,352             1,663,111
  Non-residential mortgage                       1,702,240             1,575,907
Commercial, financial and
  agricultural                                   1,927,906             1,568,766
Installment and credit card loans                  713,273               884,750
Other loans                                         20,343                13,429
                                                ----------            ----------
  Total loans                                   $6,409,123            $5,916,098
                                                ==========            ==========

The provision for credit losses increased $9,812 or 61% to $24,346 in the nine months ended September 30, 2001 compared to $15,164 for the same period in 2000. The higer provision for credit losses was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs.

5.  Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                                     September 30, 2001  December 31, 2000
------------------------------------------------------------------------------------------
Borrowings under bank lines of credit                        $  139,439         $   73,678
Asset backed notes
2001-A, Class A-1   Due December 2011 at 6.425%                  37,092                 --
2001-A, Class A-2   Due December 2011 at 6.95%                   45,000                 --
2001-B, Class A-1   Due July 2012 at 5.55%                       54,505                 --
2001-B, Class A-2   Due July 2012 at 6.39%                       49,760                 --
Borrowings under FHLB lines of credit                           689,175            805,581
Subordinated note, 7.08%, January 2008                           50,000             50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%                                  25,000             25,000
    Due June 2027 at 10.20%                                      23,600             23,600
    Due May 2030 at 9.34%                                        60,000             60,000
Capital lease obligations                                         1,643              1,668
Other items                                                       1,769              2,517
                                                             ----------         ----------
  Total borrowings                                           $1,176,983         $1,042,044
                                                             ==========         ==========

SFS's warehouse line of credit is included under bank lines of credit and was $64,439 at September 30, 2001 as compared to $73,678 at December 31, 2000. Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS.

The expected final payment dates for the asset backed notes listed above are included in the following table:

                            Stated      Expected Final
                        Maturity Date     Payment Date
                        -------------   --------------

2001-A, Class A-1       December 2011     October 2005
2001-A, Class A-2       December 2011        July 2009
2001-B, Class A-1           July 2012        July 2005
2001-B, Class A-2           July 2012       April 2007

6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                     Three Months Ended    Nine Months Ended
                                        September 30,        September 30,
                                        2001      2000       2001      2000
---------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gains
  arising during period              $17,109   $11,503   $ 40,072   $ 7,353
Reclassification adjustment for
 (gains)losses included in income     (1,094)    3,993     (2,462)    3,146
                                     -------   -------   --------   -------
                                      16,015    15,496     37,610    10,499
                                     -------   -------   --------   -------
Cash flow hedge derivatives:
Adoption of SFAS No.133                   --        --     (1,231)       --
Unrealized losses on
  cash flow hedge derivatives         (4,665)       --     (6,180)       --
                                     -------   -------   --------   -------
                                      (4,665)       --     (7,411)       --
                                     -------   -------   --------   -------
Net unrealized gain                   11,350    15,496     30,199    10,499
Tax effect                            (3,973)   (5,423)   (10,569)   (3,676)
                                     -------   -------   --------   -------
Total other comprehensive income     $ 7,377   $10,073   $ 19,630   $ 6,823
                                     =======   =======   ========   =======

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended September 30, 2001 and 2000, 1,612,000 and 3,045,000 weighted shares, respectively, and for the nine months ended September 30, 2001 and 2000, 1,841,000 and 3,211,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. Earnings per share data have been restated for the 10% stock dividend paid in November 2000.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                  Three Months Ended        Nine Months Ended
                                     September 30,             September 30,
                                   2001         2000         2001         2000
------------------------------------------------------------------------------
Numerator:
Net income                  $    30,653  $    25,150  $    88,722  $    87,755
                            ===========  ===========  ===========  ===========

Denominator:
Weighted-average
  common shares
  outstanding (basic)        82,135,000   84,487,000   82,658,000   84,923,000
Effect of stock options         647,000      382,000      551,000      381,000
                            -----------  -----------  -----------  -----------
Weighted-average
  common shares
  outstanding (diluted)      82,782,000   84,869,000   83,209,000   85,304,000
                            ===========  ===========  ===========  ===========

Earnings per share:
Basic                       $      0.37  $      0.30  $      1.07  $      1.03
Diluted                            0.37         0.30         1.07         1.03

8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2001, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.

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

                                        September 30, 2001    December 31, 2000
--------------------------------------------------------------------------------
Total adjusted average assets
 for leverage ratio                             $8,641,652           $8,219,701
Risk-weighted assets and
 off-balance-sheet financial
 instruments for capital ratio                   7,263,397            6,831,698
Tier I capital                                     687,937              676,934
Total risk-based capital                           832,115              825,118

Leverage ratio                                         8.0%                 8.2%
Tier I capital ratio                                   9.5                  9.9
Total capital ratio                                   11.5                 12.1



Capital ratios applicable to Sky Financial's banking subsidiaries at September 30, 2001 were as follows:

                                                                          Total
                                                           Tier I    Risk-based
                                             Leverage     Capital       Capital
-------------------------------------------------------------------------------
Regulatory Capital Requirements
  Minimum                                         4.0%        4.0%          8.0%
  Well-capitalized                                5.0         6.0          10.0
Bank Subsidiaries
  Sky Bank                                        6.5         8.7          10.8
  Sky Bank - Mid Am Region                        7.1         8.2          11.6
  Sky Bank - Ohio Bank Region                     6.5         8.5          10.7

In September, 2001, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to 2.5%, or approximately 2,000,000 shares of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. Under the 2000 repurchase plan which concluded in September 2001, Sky Financial had repurchased approximately 2,451,000 shares of common stock.


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

Sky Financial retains in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. Since eliminating gain on sale, mid-year 2000, SFS has operated at a net loss. As the retained loan portfolio grows in size, Sky Financial expects the net loss at SFS to reduce and for SFS to return to profitability during 2003.

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

Selected segment information for the three months ended September 30, 2001 and 2000 is included in the following tables:

                                             Financial         Sky           Parent
Three Months Ended          Community        Service        Financial         and
September 30, 2001           Banking        Affiliates      Solutions        Other        Total
--------------------------------------------------------------------------------------------------
Net interest income        $    81,936    $        314      $   2,432      $ (1,639)    $   83,043
Provision for
 credit losses                   7,139             200          1,783            --          9,122
                           -----------    ------------      ---------      --------     ----------
Net interest income
 after provision                74,797             114            649        (1,639)        73,921
Other income                    21,296           7,985            664           592         30,537
Other expenses                  45,899           6,949          4,883         1,192         58,923
                           -----------    ------------      ---------      --------     ----------
Income (loss) before
 income taxes                   50,194           1,150         (3,570)       (2,239)        45,535
Income taxes                    16,795             486         (1,286)       (1,113)        14,882
                           -----------    ------------      ---------      --------     ----------
Net income (loss)          $    33,399    $        664      $  (2,284)     $ (1,126)    $   30,653
                           ===========    ============      =========      ========     ==========

Period-end assets          $ 8,379,284    $     61,348      $ 307,667      $116,911     $8,865,210
Depreciation and
 amortization              $     2,980    $        361      $     138      $  1,231     $    4,710

                                             Financial         Sky           Parent
Three Months Ended          Community        Service        Financial         and
September 30, 2000           Banking        Affiliates      Solutions        Other        Total
--------------------------------------------------------------------------------------------------
Net interest income        $    77,739    $        282      $     361      $ (2,851)    $   75,531
Provision for
 credit losses                   4,064              69          1,961            --          6,094
                           -----------    ------------      ---------      --------     ----------
Net interest income
 after provision                73,675             213         (1,600)       (2,851)        69,437
Other income                    17,485          12,734            852        (4,489)        26,582
Other expenses                  44,306          11,738          4,034          (700)        59,378
                           -----------    ------------      ---------      --------     ----------
Income (loss) before
 income taxes                   46,854           1,209         (4,782)       (6,640)        36,641
Income taxes                    15,301             479         (1,724)       (2,565)        11,491
                           -----------    ------------      ---------      --------     ----------
Net income (loss)          $    31,553    $        730      $  (3,058)     $ (4,075)    $   25,150
                           ===========    ============      =========      ========     ==========

Period-end assets          $ 8,025,669    $     67,388      $  73,352      $ 92,336     $8,258,745
Depreciation and
 amortization              $     3,159    $        308      $     136      $  1,234     $    4,837

Selected segment information for the nine months ended September 30, 2001 and 2000 is included in the following tables:

                                             Financial         Sky           Parent
Nine Months Ended           Community        Service        Financial         and
September 30, 2001           Banking        Affiliates      Solutions        Other        Total
--------------------------------------------------------------------------------------------------
Net interest income        $   237,144    $      1,035      $   5,506      $ (4,120)    $  239,565
Provision for
 credit losses                  18,349             775          5,222            --         24,346
                           -----------    ------------      ---------      --------     ----------
Net interest income
 after provision               218,795             260            284        (4,120)       215,219
Other income                    59,769          29,066          1,678         2,543         93,056
Other expenses                 135,869          24,881         12,442         3,130        176,322
                           -----------    ------------      ---------      --------     ----------
Income (loss) before
 income taxes                  142,695           4,445        (10,480)       (4,707)       131,953
Income taxes                    47,592           1,896         (3,744)       (2,513)        43,231
                           -----------    ------------      ---------      --------     ----------
Net income (loss)          $    95,103    $      2,549      $  (6,736)     $ (2,194)    $   88,722
                           ===========    ============      =========      ========     ==========

Period-end assets          $ 8,379,284    $     61,348      $ 307,667      $116,911     $8,865,210
Depreciation and
 amortization              $     8,966    $      1,072      $     419      $  3,521     $   13,978

                                             Financial         Sky           Parent
Nine Months Ended           Community        Service        Financial         and
September 30, 2000           Banking        Affiliates      Solutions        Other        Total
--------------------------------------------------------------------------------------------------
Net interest income        $   232,768    $        962      $     803      $ (7,260)    $  227,273
Provision for
 credit losses                  12,999             204          1,961            --         15,164
                           -----------    ------------      ---------      --------     ----------
Net interest income
 after provision               219,769             758         (1,158)       (7,260)       212,109
Other income                    51,081          35,734          8,835        (6,000)        89,650
Other expenses                 133,635          32,753         11,560        (4,021)       173,927
                           -----------    ------------      ---------      --------     ----------
Income (loss) before
 income taxes                  137,215           3,739         (3,883)       (9,239)       127,832
Income taxes                    43,816           1,383         (1,352)       (3,770)        40,077
                           -----------    ------------      ---------      --------     ----------
Net income (loss)          $    93,399    $      2,356      $  (2,531)     $ (5,469)    $   87,755
                           ===========    ============      =========      ========     ==========

Period-end assets          $ 8,025,669    $     67,388      $  73,352      $ 92,336     $8,258,745
Depreciation and
 amortization              $     9,815    $        671      $     414      $  3,387     $   14,287

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations


(Dollars in thousands, except per share data)


Three Months Ended September 30, 2001 and 2000


Results of Operations

Operating earnings for the third quarter of 2001 were $30,653, up 10.5% from $27,746 for the third quarter last year. Diluted operating earnings per common share for the third quarter of 2001 were $.37 ($.37 basic), up 12% from $.33 ($.33 basic) for the same period in 2000. Operating earnings for the third quarter last year exclude $2,595, or $.03 per diluted share, in after-tax losses from restructuring the securities portfolio. For the third quarter of 2001, return on average equity (ROE) and return on average assets (ROA), were 19.23% and 1.40%, respectively, compared to 18.93% and 1.36%, respectively, in 2000.


Business Line Results

Sky Financial's business line results for the third quarter ended September 30, 2001 and 2000 are summarized in the table below.


                                  Net Income (Loss)
Quarter Ended September 30,         2001      2000
----------------------------------------------------
Community Banking                 $33,399    $31,553
Financial Service Affiliates          664        730
Sky Financial Solutions, Inc.      (2,284)    (3,058)
Parent and Other                   (1,126)    (4,075)
                                  -------    -------
Consolidated Total                $30,653    $25,150
                                  =======    =======

The community banking net income for the third quarter of 2001 increased from 2000 third quarter earnings. This was primarily due to increases in net interest income and mortgage banking income that was offset by a higher provision for credit losses and an increase in other expenses. The efficiency ratio was 44.1% for the third quarter of 2001 compared to 45.9% in the third quarter of 2000. The 2001 community banking results reflect a ROE of 21.44% and a ROA of 1.61% compared to 20.67% and 1.58%, respectively, in the third quarter of 2000.

Sky Financial Solutions loss for the third quarter of 2001 decreased $775 as compared to the same period in 2000. The third quarter 2001 results reflect Sky Financial's program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market.

The financial service affiliates' earnings for the third quarter of 2001 decreased as compared to the same period for 2000. For the third quarter of 2001, revenues decreased $4,749 as compared to 2000, primarily due to the sale of Sky Financial's independent broker/dealer business during the first quarter of 2001, partially offset by commissions at Meyer & Eckenrode, which was acquired in July of 2000.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. For the third quarter of 2001, loss decreased as compared to the same period for 2000. The decrease was primarily due to $2,595 in after-tax losses from restructuring the securities portfolio during the third quarter of 2000.


Net Interest Income

Net interest income for the third quarter of 2001 was $83,043, an increase of $7,512 or 10% from $75,531 in the third quarter of 2000. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 8% from the third quarter last year, with continued strong growth in average loans, increasing 11% from last year and average deposits increasing 7% from the same quarter last year. Sky Financial's net interest margin for the three months ended September 30, 2001 was 4.08%, an increase of 3 basis points from both last quarter and the third quarter a year ago. The net interest margin improvement from last quarter resulted primarily from loan and deposit growth, improving both the earning asset and funding mix.

The following table reflects the components of Sky Financial's net interest income for the three months ended September 30, 2001 and 2000. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.


SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)


(Dollars in thousands)                     Three Months Ended                    Three Months Ended
                                           September 30, 2001                    September 30, 2000
-----------------------------------------------------------------------------------------------------------------
                                        Average                      Average
                                        Balance    Interest  Rate    Balance            Interest           Rate
-----------------------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits              $   21,899  $    220  3.99%  $   20,082           $    275           5.45%
Federal funds sold and other               13,397       143  4.23        4,638                 83           7.12
Securities                              1,800,247    28,438  6.27    1,850,773             31,608           6.79
Loans                                   6,333,621   132,817  8.32    5,691,167            129,079           9.02
                                       ----------  --------         ----------           --------
Total interest-earning assets           8,169,164   161,618  7.85    7,566,660            161,045           8.47
                                                   --------                              --------

Non-earning assets                        515,129                      564,943
                                       ----------                   ----------
Total assets                           $8,684,293                   $8,131,603
                                       ==========                   ==========

Interest-bearing liabilities
Demand deposits                        $  200,307  $    586  1.16%  $  135,015           $    845           2.49%
Savings deposits                        1,857,370     8,740  1.87    1,836,492             12,328           2.67
Time deposits                           3,344,522    44,231  5.25    3,053,907             44,227           5.76
                                       ----------  --------         ----------           --------
Total interest-bearing deposits         5,402,199    53,557  3.93    5,025,414             57,400           4.54

Short-term borrowings                     683,413     6,496  3.77      691,319              9,577           5.51
Trust preferred securities                108,600     2,642  9.65      108,600              2,644           9.69
Debt and FHLB advances                    990,135    15,005  6.01      889,209             14,415           6.45
                                       ----------  --------         ----------           --------
Total interest-bearing liabilities      7,184,347    77,700  4.29    6,714,542             84,036           4.98
                                                   --------                              --------

Non-interest-bearing liabilities          867,568                      833,939
Shareholders' equity                      632,378                      583,122
                                       ----------                   ----------
Total liabilities and equity           $8,684,293                   $8,131,603
                                       ==========                   ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                              $ 83,918  3.56%                       $ 77,009           3.49%
                                                   ========                              ========

Net interest income, fully
  taxable equivalent to
  earning assets                                             4.08%                                          4.05%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,028 or 50% to $9,122 in the third quarter of 2001 compared to $6,094 in the third quarter of 2000. The higher provision for credit losses in the third quarter of 2001 was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs. Net charge-offs were $6,246 or 0.39% (annualized) of average loans during the three months ended September 30, 2001, compared to $5,930 or 0.39% last quarter, and $2,437 or 0.17% (annualized) for the same period in 2000. With the projected continuation of a slow economy, Sky Financial expects net charge-offs to continue higher than levels experienced in 2000.

                               Sept. 30,   December 31,   Sept. 30,
                                    2001           2000        2000
-------------------------------------------------------------------

Allowance for credit losses
  as a percentage of loans          1.58%          1.58%       1.58%
Allowance for credit losses
  as a percentage of
  non-performing loans            381.52         434.58      450.58


Other Income

Other income for the third quarter reflects the full completion of Sky Financial's restructuring of its fee-based businesses during the past year. Other income for the third quarter of 2001 was $30,537, an increase of $3,955 or 15% from the $26,582 in the same period last year. The increase was primarily due to a net securities loss of $3,993 in the third quarter of 2000 due to restructuring the securities portfolio, an increase of $1,466 in service charges on deposit accounts and an increase of $2,333 in mortgage banking income. The increases were partially offset by a decrease of $3,166 in brokerage and insurance commissions due to the sale of Sky Financial's independent brokerage business completed in March of this year, and a decrease of $446 in collection agency fees due to the sale of Sky Financial's collection agency in the fourth quarter of last year.

Other Expense

Other expense for the third quarter of 2001 was $58,923 compared to $58,160 last quarter, and $59,378 in the third quarter last year. From the third quarter last year, the increase was primarily in salaries and employee benefits due to higher "performance-based" compensation costs. The efficiency ratio, on an operating basis, was 51.48% for the third quarter of 2001, improved versus 52.41% last quarter and 55.19% for the same quarter last year. The decrease in the efficiency ratio for the third quarter of 2001 as compared to the same period last year is primarily related to higher current revenues resulting from an increase in net interest income.

Income Taxes

The provision for income taxes for the third quarter of 2001 increased $3,391 to $14,882 from $11,491 for the same period in 2000. The effective tax rate for the three months ended September 30, 2001 was 32.7% as compared to 31.4% for the same period in 2000. The higher effective tax rate is mainly due to a reduction in tax-exempt interest income resulting from a restructuring of the securities portfolio in the third quarter of 2000.


Nine Months Ended September 30, 2001 and 2000

Results of Operations

Operating earnings for the nine months ended September 30, 2001 were $88,310, a decrease of $2,041 compared to $90,351 for the same period in 2000. Diluted operating earnings per common share for the nine months ended September 30, 2001 were $1.06 ($1.07 basic), as compared to $1.06 ($1.06 basic) for the same period in 2000. The nine months ended September 30, 2001, results reflect the implementation by Sky Financial of its new program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, Sky Financial Solutions, Inc., which in prior periods had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced operating earnings by $4,205, or $.05 per diluted share, compared to the same period last year. On an operating basis, return on average equity (ROE) and return on average assets (ROA), also impacted by the new program, were 18.90% and 1.39%, respectively, for the nine months ended September 30, 2001, compared to 20.90% and 1.50%, respectively, in 2000.

Including an after-tax non-recurring gain of $412 from Sky Financial's sale of its independent brokerage business in March of this year and $2,595 in after-tax securities losses from restructuring the securities portfolio last year, reported net income for the nine months ended September 30, 2001 was $88,722, an increase of $967 compared to $87,755 for the same period in 2000. Diluted earnings per common share for the nine months ended September 30, 2001 was $1.07 ($1.07 basic), as compared to $1.03 ($1.03 basic) for the same period in 2000.


Business Line Results

Sky Financial's business line results for the nine months ended September 30, 2001 and 2000 are summarized in the table below.

                                      Net Income (Loss)
Nine Months Ended September 30,        2001       2000
------------------------------------------------------

Community Banking                   $95,103    $93,399
Financial Service Affiliates          2,549      2,356
Sky Financial Solutions, Inc.        (6,736)    (2,531)
Parent and Other                     (2,194)    (5,469)
                                    -------    -------
Consolidated Total                  $88,722    $87,755
                                    =======    =======

The community banking net income for the nine months ended September 30, 2001 increased slightly as compared to the same period in 2000. This was primarily due to increases in net interest income, service charges on deposit accounts and mortgage banking income that were offset by a higher provision for credit losses and an increase in income taxes. The efficiency ratio was 45.4% for the nine months ended September 30, 2001 compared to 46.2% for the same period in 2000. The 2001 community banking results reflect a ROE of 21.55% and a ROA of 1.56% compared to 21.17% and 1.59%, respectively, for the same period in 2000.

Sky Financial Solutions loss increased for the nine months ended September 30, 2001 as compared to the same period in 2000. The 2001 results reflect Sky Financial's program to retain in its loan portfolio the commercial financing loans to health care professionals originated through its subsidiary, SFS, which in periods prior to the third quarter of 2000 had been sold upon origination to investors in the secondary market. The implementation of the new program and the elimination of gain on sale accounting treatment reduced 2001 operating earnings $4,205 compared to the same period in 2000.

The financial service affiliates' earnings reflect Sky Financial's strategies to improve the profitability contribution of these businesses. For the nine months ended September 30, 2001, earnings increased $193 or 8% compared to the same period for 2000. For the nine months ended September 30, 2001, revenues decreased $6,668 as compared to 2000, primarily due to the sale of Sky Financial's independent broker/dealer business during the first quarter of 2001, partially offset by commissions at Meyer & Eckenrode which was acquired in July of 2000.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. For the nine months ended September 30, 2001, losses decreased $3,275 compared to the same period for 2000. The reason for the improvement in parent and other business segment is due to the after-tax losses of $2,595 to restructure the securities portfolio during the third quarter of 2000, while in the first quarter of 2001, Sky Financial completed the sale of its independent brokerage business, recording a gain of $412 after-tax.

Net Interest Income

Net interest income for the nine months ended September 30, 2001 was $239,565, an increase of $12,292 or 5%, as compared to $227,273 for the same period in 2000. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 7% from the same period last year, with continued strong growth in average loans, increasing 9% and average deposits increasing 5% from the same period last year. Sky Financial's net interest margin for the nine months ended September 30, 2001 was 4.05%, down 12 basis points from the same period last year. The decrease in net interest margin from last year resulted primarily from higher funding costs, due to rising interest rates over the latter half of 2000.

The following table reflects the components of Sky Financial's net interest income for the nine months ended September 30, 2001 and 2000. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)

(Dollars in thousands)                    Nine Months Ended             Nine Months Ended
                                          September 30, 2001             September 30, 2000
-------------------------------------------------------------------------------------------------
                                        Average                      Average
                                        Balance    Interest  Rate    Balance    Interest   Rate
-------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits              $   17,287  $    749  5.79%  $   15,979  $    649    5.43%
Federal funds sold and other               22,830       894  5.24        6,493       303    6.23
Securities                              1,815,141    88,541  6.52    1,837,737    92,075    6.69
Loans                                   6,135,687   396,981  8.65    5,606,764   373,460    8.90
                                       ----------  --------         ----------  --------
Total interest-earning assets           7,990,945   487,165  8.15    7,466,973   466,487    8.34
                                                   --------                     --------

Non-earning assets                        528,584                      565,300
                                       ----------                   ----------
Total assets                           $8,519,529                   $8,032,273
                                       ==========                   ==========

Interest-bearing liabilities
Demand deposits                        $  166,976  $  2,345  1.88%  $  143,714  $  2,418    2.25%
Savings deposits                        1,865,283    30,893  2.21    1,845,562    34,054    2.46
Time deposits                           3,276,983   137,864  5.62    3,018,653   124,870    5.53
                                       ----------  --------         ----------  --------
Total interest-bearing deposits         5,309,242   171,102  4.31    5,007,929   161,342    4.30

Short-term borrowings                     686,685    22,313  4.34      657,211    26,071    5.30
Trust preferred securities                108,600     7,843  9.66       88,892     6,478    9.73
Debt and FHLB advances                    932,616    43,691  6.26      852,728    39,652    6.21
                                       ----------  --------         ----------  --------
Total interest-bearing liabilities      7,037,143   244,949  4.65    6,606,760   233,543    4.72
                                                   --------                     --------

Non-interest-bearing liabilities          857,724                      848,070
Shareholders' equity                      624,662                      577,443
                                       ----------                   ----------
Total liabilities and equity           $8,519,529                   $8,032,273
                                       ==========                   ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                              $242,216  3.50%              $232,944    3.62%
                                                   ========                     ========

Net interest income, fully
  taxable equivalent to
  earning assets                                             4.05%                          4.17%


Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $9,182 or 61% to $24,346 in the nine months ended September 30, 2001 compared to $15,164 for the same period in 2000. The higher provision for credit losses was attributable to growth in the loan portfolio, which now includes loan originations by SFS, and higher net charge-offs. Net charge-offs were $16,435 or 0.36% (annualized) of average loans during the nine months ended September 30, 2001, compared to $10,239 or 0.24% (annualized) for the same period in 2000.

Other Income

The change in other income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses, divesting its under-performing businesses and the redesign of SFS. On a reported basis, nine months ended September 30, 2001 other income increased $3,406 as compared to the same period for last year. The increase was primarily due to an increase of $7,429 in mortgage banking income, an increase of $3,010 in service charges on deposit accounts and an increase of $5,608 in net securities gains. The increase in net securities gains was due to $2,595 in after-tax losses from restructuring the securities portfolio in the third quarter of last year. The increases were partially offset by a decrease of $7,586 due to the impact of eliminating gains on sale of commercial financing loans at SFS and a decrease of $1,725 in collection agency fees due to the sale of Sky Financial's collection agency in the fourth quarter of last year. The decrease in brokerage and insurance commissions of $1,981 due to the sale of Sky Financial's independent brokerage business completed in March of this year was partially offset by the purchase of Meyer & Eckenrode in July of 2000.

Other Expense

Other expense for the nine months ended September 30, 2001 was $176,322, an increase of $2,395 or 1%, from the $173,927 reported for the same period in 2000. The increase was primarily in salaries and employee benefits due to higher performance-based compensation costs. The efficiency ratio was 52.69% for the nine months ended September 30, 2001, an improvement from 53.26% for the same period last year, due primarily to an increase in total revenues, net interest income and non-interest income of 2.5%, while expenses grew only 1.4%.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2001 increased $3,154 to $43,231 from $40,077 for the same period in 2000. The effective tax rate for the nine months ended September 30, 2001 was 32.8% as compared to 31.4% for the same period in 2000. The higher effective tax rate is mainly due to a reduction in tax-exempt interest income resulting from a restructuring of the securities portfolio in the third quarter of 2000.

Balance Sheet

At September 30, 2001, total assets were $8,865,210, an increase of $478,408 from December 31, 2000. The increase was primarily attributable to increases in loans of $493,025, loans held for sale of $17,610 and federal funds sold of $12,700. The increases were partially offset by a decrease of $39,969 in cash and due from banks, a reduction in premises and equipment of $5,614 and an increase in allowance for credit losses of $7,911. The net growth in assets was funded primarily by growth in total deposits, up $308,758, and an increase in
borrowed funds of $128,615.   Shareholders' equity totaled $642,931 at September
30, 2001, increasing $33,241 from December 31, 2000. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2001 totaled $43,373. Other comprehensive income increased by $19,630, primarily due to an increase in the market value of securities available for sale. The increases were offset mainly by a net increase in treasury stock of $29,076 as Sky Financial continued to repurchase shares, as authorized by its Board of Directors, (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                  Sept. 30,   December 31,   Sept. 30,
                                       2001           2000       2000
                                    -------        -------     -------
Non-accrual loans                   $25,552        $20,329     $19,161
Restructured loans                      966          1,131       1,185
                                    -------        -------     -------
Total non-performing loans           26,518         21,460      20,346
Other real estate owned               2,849          2,221       2,393
                                    -------        -------     -------
Total non-performing assets         $29,367        $23,681     $22,739
                                    =======        =======     =======

Loans 90 days or more past due
  and not on non-accrual            $ 8,677        $10,294     $ 9,186
Non-performing loans to
  total loans                          0.41%          0.36%       0.35%
Non-performing assets to
  total loans plus other
  real estate owned                    0.46           0.40        0.39
Allowance for credit losses to
  total non-performing loans         381.52         434.58      450.58
Loans 90 days or more past due
  and not on non-accrual to
  total loans                          0.14           0.17        0.16

Current loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $39,806 and $48,968 at September 30, 2001 and December 31, 2000, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of September 30, 2001, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the nine months ended September 30, 2001 and 2000.


                                                     Nine Months Ended
                                                       September 30,
                                                      2001      2000
----------------------------------------------------------------------

Balance of allowance at beginning of year         $ 93,261   $ 86,750

Loans charged-off:
  Real estate                                       (1,860)    (1,080)
  Commercial and agricultural                       (7,740)    (5,560)
  Installment and credit card                      (12,345)    (9,489)
  Other loans                                           --       (453)
                                                  --------   --------
    Total loans charged-off                        (21,945)   (16,582)
                                                  --------   --------

Recoveries:
  Real estate                                          340        926
  Commercial and agricultural                        2,099      2,632
  Installment and credit card                        3,039      2,778
  Other loans                                           32          7
                                                  --------   --------
    Total recoveries                                 5,510      6,343
                                                  --------   --------

Net loans charged-off                              (16,435)   (10,239)

Provision charged to operating expense              24,346     15,164
                                                  --------   --------

Balance of allowance at end of period             $101,172   $ 91,675
                                                  ========   ========


Ratio of net charge-offs to
  average loans outstanding                           0.36%      0.24%
Allowance for credit losses
  to total loans                                      1.58       1.58
Allowance for credit losses
  to total non-performing loans                     381.52     450.58

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of September 30, 2001 and December 31, 2000.


                                     September 30, 2001      December 31, 2000
------------------------------------------------------------------------------

  Construction                                 $  1,819                $ 1,132
  Real estate                                    27,510                 27,091
  Commercial, financial
    and agricultural                             30,926                 21,619
  Installment and credit card                    24,823                 25,606
  Other loans                                     1,026                  1,009
  Unallocated                                    15,068                 16,804
                                               --------                -------
    Total                                      $101,172                $93,261
                                               ========                =======


Liquidity and Capital Resources

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

On October 27, 2001, Sky Financial completed its acquisition of ten branch offices of Standard Federal Bank, Troy, Michigan. Sky Bank assumed approximately $290,000 of deposit liabilities, while Standard Federal Bank retained substantially all loans associated with the branches.

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiaries maintain adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2001, securities and other short term investments with maturities of one year or less totaled $67,124. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $93,332 over a twelve-month timeframe. Each of the banking subsidiaries is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2001, the banking subsidiaries had total credit availability with the FHLB of $751,356, of which $689,175 was outstanding.

Sky Financial, through SFS, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At September 30, 2001, the outstanding balance was $64,439 under the warehouse line of credit. Term funding of $82,320 was completed in February 2001 through the issuance of collateralized notes in a private placement. As of September 30, 2001 the outstanding balance was $82,092 under the term funding. An additional term funding of $104,760 was completed in July 2001 through the issuance of collateralized notes in a private placement in the 144A market and as of September 30, 2001, the outstanding balance was $104,265.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiaries, regulatory approval is required in order to pay dividends in excess of the subsidiaries' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiaries, without prior regulatory approval, were limited to $30,761 at September 30, 2001.

In February, 2001, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $95,000 through March 5, 2002. At September 30, 2001, Sky Financial had borrowings of $75,000 under this agreement.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 2001, Sky Financial had a manageable positive gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."

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

Sky Financial manages market risk through its Asset/Liability Committees (ALCO) at both the subsidiary and consolidated levels. These committees monitor interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at September 30, 2001 and December 31, 2000. For the fair value estimates, the cash flows are then discounted to year-end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and the present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market rates.


                          September 30,   December 31,
                                   2001           2000      Guidelines
-----------------------------------------------------------------------
One Year Net Interest
  Income Change
+200 Basis points                 (7.0)%         (2.7)%         (10.0)%
-200 Basis points                  1.4            0.6           (10.0)

Net Present Value of
  Equity Change
+200 Basis points                (28.5)         (25.4)%         (30.0)%
-200 Basis points                 34.9           34.0           (30.0)


The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at September 30, 2001 and December 31, 2000 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

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



Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11.1)  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of July 26, 2001, announcing it has reached a definitive agreement with Standard Federal Bank, Troy, Michigan, to acquire ten of Standard Federal Bank's branch offices in northwest Ohio.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



SKY FINANCIAL GROUP, INC.



/s/ Kevin T. Thompson


Kevin T. Thompson
Executive Vice President / Chief Financial Officer



DATE:  November 14, 2001

SKY FINANCIAL GROUP, INC.

                                 EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

    (11.1)      Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7
                      "Earnings Per Share" on page 11 of Sky
                      Financial's Form 10-Q for September 30, 2001.