Form 10-K405
period 2001-12-31
SKY FINANCIAL GROUP INC
filed 2002-03-29
CIK 855876

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. [X]

Based on the closing sales price of March 25, 2002 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,680,535,945.

The number of shares outstanding of the Registrant's common stock, without par value was 82,456,119 at March 25, 2002.

Certain specifically designated portions of Sky Financial Group, Inc.'s
2001 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of Sky Financial Group, Inc.'s definitive Proxy Statement for its 2002 Annual Meeting of Shareholders dated March 4, 2002 are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                  10-K
                                                                  Page
PART I

Item 1.  Business ...........................................       3

Item 2.  Properties .........................................      11

Item 3.  Legal Proceedings ..................................      11

Item 4.  Submission of Matters to a Vote of Security
         Holders ............................................      11


PART II

Item 5.  Market for Registrant's Common Stock and Related
         Shareholder Matters ................................      11

Item 6.  Selected Financial Data ............................      11

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................      11

Item 7A. Quantitative and Qualitative Disclosures About
         Market Risk ........................................      12

Item 8.  Financial Statements and Supplementary Data ........      12

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure ................      12


PART III

Item 10. Directors and Executive Officers of Registrant .....      12

Item 11. Executive Compensation .............................      14

Item 12. Security Ownership of Certain Beneficial Owners
         and Management .....................................      14

Item 13. Certain Relationships and Related Transactions .....      15


PART IV

Item 14. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K ................................      15

Signatures ..................................................      17

Exhibit Index ...............................................      19

PART I


Item 1.   INFORMATION ABOUT SKY FINANCIAL GROUP, INC.

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns one commercial bank primarily engaged in commercial and consumer banking business at over 210 banking centers and 200 ATMs located in Ohio, southern Michigan, western Pennsylvania, eastern Indiana and northern West Virginia. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services. Based on total assets as of December 31, 2001, Sky Financial was the 7th largest bank holding company based in Ohio.

The Holding Company

Sky Financial's corporate philosophy is to operate as a locally-oriented, community-based financial service organization, augmented by experienced, centralized support from Sky Financial in select critical areas. This local market orientation is reflected in its financial service centers and regional advisory boards comprised of local business persons, professionals and other community representatives, that assist the bank's financial centers in responding to local banking needs. Sky Financial's bank subsidiary concentrates on customer service and business development, while relying upon the support of Sky Financial for operational functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are managed at the holding company level.

Sky Financial's market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and thus Sky Financial is not dependent upon any single industry or employer. Similarly, Sky Financial's customer base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single customer.

Sky Financial's strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, growth internally and through acquisitions of financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

There is significant competition among commercial banks in Sky Financial's market area. As a result of the deregulation of the financial services industry, Sky Financial also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of Sky Financial's competitors, including certain regional bank holding companies which have made acquisitions in Sky Financial's market area, have greater resources than those of Sky

Financial, and as such, may have higher lending limits and may offer other services not available through Sky Financial's bank and non-bank subsidiaries. The Bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

Sky Financial's executive offices are located at 221 South Church Street, Bowling Green, Ohio, and its telephone number is 419-327-6300.

The Bank Subsidiary

Sky Bank, headquartered in Salineville, Ohio, is the result of the December 31,2001 combination of three Sky Financial subsidiaries: Sky Bank, Sky Bank - Mid Am Region and Sky Bank - Ohio Bank Region. Sky Bank had total assets of $8.72 billion at December 31, 2001, and operates banking centers in Ohio, western Pennsylvania, southeastern Michigan, eastern Indiana and northern West Virginia.

The Financial Services Subsidiaries

Sky Trust, N.A. (Sky Trust), a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Celaris Group, Inc. (Celaris) Bowling Green, Ohio, acquired on January 28,2002, Picton Cavanaugh, Inc. (Picton Cavanaugh), Toledo, Ohio and Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), Carnegie, Pennsylvania are Sky Financial's full service insurance agencies offering a variety of insurance products and services to its customers.

Sky Financial Solutions, Inc. (SFS) is Sky Financial's specialized medical/dental financing unit based in Columbus, Ohio. From its formation in 1996, SFS has offered equipment and practice acquisition financing to medical and dental professionals throughout the United States. In mid-year 2000, Sky Financial Group discontinued selling SFS financing originations to funding sources in the secondary market and began retaining them in its loan portfolio.

Freedom Financial Life Insurance Company (Freedom), owned by Sky Financial since 1985, is organized and chartered under the laws of the State of Arizona. Freedom is a reinsurance company providing credit life and accident and health insurance coverage to loan customers of Sky Bank.

Sky Investments, Inc. (SII), Bryan, Ohio was Sky Financial's broker/dealer affiliate, which provided its customers investment services throughout the United States through its registered representatives. On March 15, 2001, Sky Financial announced the completion of its sale of SII.SII also provide non-depository investment products to the customers of Sky Bank.

Sky Technology Resources, Inc. (Sky Tech) is Sky Financial's data processing and operations affiliate which, through its facilities in Bowling Green, Ohio and East Liverpool, Ohio, provide comprehensive back-room services and support to Sky Financial's affiliates. The Company anticipates that Sky Tech will be merged with and into Sky Bank, effective March 31, 2002.

Sky Financial has various other subsidiaries that are not significant to the consolidated entity.

Supervision and Regulation

Introduction

     Sky Financial, its banking subsidiary and many of its nonbanking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders. Although Sky Financial is recognized as an Financial Holding Company, most regulations pertaining to Bank Holding Companies also apply to it.

     As discussed in more detail below, this regulatory environment, among other things, may restrict Sky Financial's ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It may also require Sky Financial to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Regulatory Agencies

     Holding Company. Sky Financial, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended,(BHCA) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System under the BHCA. On October 20, 2000, Sky Financial's election to be designated a "financial holding company" was approved by the Federal Reserve Board.

     Subsidiary Bank. Sky Financial's banking subsidiary is subject to regulation and examination primarily by the Ohio Division of Financial Institutions and the Federal Reserve Board and secondarily by the Federal Deposit Insurance Corporation (FDIC). Sky Trust NA, the Sky Financial's trust services affiliate is regulated by the Office of the Comptroller of the Currency.

     Financial Service Subsidiaries. Many of Sky Financial's financial services subsidiaries also are subject to regulation by the Federal Reserve Board and
other applicable federal and state agencies.   Sky Financial's insurance
subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of Sky Financial are subject to the laws and regulations of both the federal government and the various states in which they conduct business.

     Securities and Exchange Commission (SEC) and Nasdaq. Sky Financial is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Sky Financial is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sky Financial is listed on The Nasdaq Stock Market under the trading symbol "SKYF," and is subject to the rules of Nasdaq.

Bank Holding Company Activities

     Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended ("Riegle-Neal Act"), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company's initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

     The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. States were permitted for a period of time to opt out of the interstate merger authority provided by the Riegle-Neal Act and, by doing so, prohibit interstate mergers in the state. Sky Financial will be unable to consolidate its banking operations in one state with those of another state if either state in question has opted out of the Riegle-Neal Act. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

     Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution's record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividend Restrictions

     Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank's undivided profits and the bank's retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year.

     Federal bank regulatory agencies have the authority to prohibit Sky Bank from engaging in unsafe or unsound practices in conducting its business. The payment of dividends, depending on the financial condition of the bank, could be deemed an unsafe or unsound practice. The ability of Sky Bank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines.

Holding Company Structure

     Transfer of Funds from Banking Subsidiary. Sky Financial's banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to Sky Financial and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank's capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank's capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank's transactions with its nonbank affiliates are also generally required to be on arm's-length terms.

     Source of Strength Doctrine. Under current Federal Reserve Board policy, Sky Financial is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support could be required at times when Sky Financial might not have the resources to provide it.

     Capital loans from Sky Financial to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of Sky Financial's bankruptcy, any commitment by Sky Financial to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

     Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the "liquidation or other resolution" of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including Sky Financial, with respect to any extensions of credit they have made to such insured depository institution.

     Liability of Commonly Controlled Institutions. The deposits of Sky Bank are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. "Default" means generally the appointment of a conservator or receiver. "In danger of default" means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Capital Requirements

     General. Sky Financial is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution's or holding company's assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution's or holding company's capital, in turn, is classified in one of three tiers, depending on type:

Core ("Tier 1") Capital             Supplementary ("Tier 2") Capital      Market Risk ("Tier 3") Capital
-----------------------             --------------------------------      ------------------------------
.. common equity                     among other items:                    . qualifying unsecured
.. retained earnings                 . perpetual preferred stock not       subordinated debt
.. qualifying noncumulative          meeting the Tier 1 definition
perpetual preferred stock           . qualifying mandatory convertible
.. a limited amount of               securities
qualifying cumulative               . qualifying subordinated debt
perpetual stock atthe holding       . allowances for loan and lease
company level                       losses, subject to limitations
.. minority interests in equity
accounts of consolidated
subsidiaries

.. less goodwill, most
intangible assets and
certain other assets

  Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and "total capital" (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered "well capitalized" for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2001, Sky Financial met both requirements, with Tier 1 and total capital equal to 9.3% and 11.3% of its respective total risk-weighted assets.

  Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution's ongoing trading activities.

  The Federal Reserve Board also requires bank holding companies to maintain a minimum "leverage ratio" (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional "cushion" of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial's leverage ratio at December 31, 2001 was 7.6%.

  The Federal Reserve Board may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

  Sky Bank is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. Sky Financial's management believes that Sky Bank meets all capital requirements to which it is subject.

  Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business, which are described under the next paragraph.

  Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank's compliance with the plan up to the lesser of 5% of the bank's assets at the time it became undercapitalized and the amount needed to comply with the plan.

  As of December 31, 2001, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank's capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank's overall financial condition or prospects for other purposes.

Deposit Insurance Assessments

  The FDIC insures the deposits of Sky Financial's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

  The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Sky Financial's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for Sky Bank could have a material adverse effect on Sky Financial's earnings, depending on the collective size of the particular institutions involved.

Fiscal And Monetary Policies

  Sky Financial's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Sky Financial is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions' deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of Sky Financial.

Privacy Provisions of Gramm-Leach-Bliley Act

  Under the GLB Act federal banking regulators were required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. Federal banking regulators issued final rules on May 10, 2000. The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. The privacy provisions of the GLB

Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Future Legislation

  Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of Sky Financial and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. Sky Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of Sky Financial or any of its subsidiaries.

  To the extent that the previous information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the full text of those provisions. Also, such statutes, regulations and policies are continually under review by Congress and state legislatures and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to Sky Financial could have a material effect on the business of Sky Financial.

In addition, the information contained in Note 19 "Regulatory Matters" on page 49 of Sky Financial's 2001 Annual Report to Shareholders is incorporated by reference in response to this item.

Employees

As of December 31, 2001, Sky Financial and its subsidiaries had approximately 2,885 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the Securities and Exchange Commission's Industry Guide 3, "Statistical Disclosure By Bank Holding Companies," and related discussion is incorporated by specific references from the indicated pages of Sky Financial's 2001 Annual Report to Shareholders as indicated below.

                                                      Pages in 2001 Annual
                                                     Report to Shareholders

 Financial Ratios ................................             15

 Net Interest Income; Average Balance Sheets
  and Related Yields and Rates; Volume and
  Rate Variance Analysis .........................          17-19
 Loan Portfolio; Non-performing Assets;
  Risk Elements ..................................          21-22
 Provision and Allowance for Credit Losses .......          23-24
 Securities ......................................          24-25
 Deposits ........................................          25-26
 Short-term Borrowings ...........................             26

Item 2.  PROPERTIES

Sky Financial's executive offices are located in Bowling Green, Ohio. Sky Bank operates over 210 banking centers, of which substantially all are owned. Also, the information contained in Note 5 "Premises and Equipment" on page 37 of Sky Financial's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 3.  LEGAL PROCEEDINGS

Sky Financial is not a party to any material legal proceedings, other than those arising in the normal course of business. Management believes that any liability resulting from such litigation would not have a material effect on Sky Financial's consolidated financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
           MATTERS

The information contained under the caption "SHAREHOLDER INFORMATION" on page 56 and the information contained in Note 19 "Regulatory Matters" on page 49 of Sky Financial's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this item. Sky Financial's common stock is traded on the NASDAQ National Market System under the symbol "SKYF." At March 25, 2002, there were approximately 15,174 holders of record of Sky Financial's common stock.

Item 6.  SELECTED FINANCIAL DATA

The information contained under the caption "SUMMARY OF FINANCIAL DATA" on page 15 of Sky Financial's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" on pages 16 through 27 of Sky Financial's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Market Risk Management" on page 27 of Sky Financial's 2001 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements contained on pages 28 through 53 of Sky Financial's 2001 Annual Report to Shareholders, and the information in the unaudited Note 23, "Quarterly Financial Information (Unaudited)," is incorporated herein by reference in response to this item.

With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7 and 14, Sky Financial's 2001 Annual Report to Shareholders is not to be deemed filed as part of this report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE

Sky Financial has not changed accountants during the two year period ending December 31, 2001, nor has it had disagreement with its accountants on accounting or financial disclosure matters.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 3 and "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 and 7 of Sky Financial's 2002 Proxy Statement filed with the Securities and Exchange Commission on March 4, 2002, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

                                  Position With Company or               Officer
Executive Officer         Age     Subsidiary and Experience               Since*

Marty E. Adams            49      Chairman, President and Chief             1977
                                  Executive Officer of Sky Financial;
                                  formerly President and Chief
                                  Operating Officer of Sky Financial
                                  And President and Chief Executive
                                  Officer Of Sky Bank; formerly Vice
                                  Chairman of
                                  the board, President and Chief
                                  Executive Officer of Citizens
                                  Bancshares, Inc. and The Citizens
                                  Banking Company

Frank J. Koch             48      Executive Vice President and              1988
                                  Senior Credit Officer of Sky
                                  Financial, and Senior Credit Officer
                                  of Sky Bank; formerly Executive Vice
                                  President of Citizens Bancshares,
                                  Inc.

Thomas J. O'Shane         54      Senior Executive Vice President and       1988
                                  Community Banking Chief Executive
                                  Officer of Sky Financial; formerly
                                  Chairman of the Board and President
                                  and Chief Executive Officer of
                                  First Western Bancorp, Inc.

W. Granger Souder, Jr.    41      Executive Vice President, General         1989
                                  Counsel and Secretary of Sky
                                  Financial and Secretary of Sky Bank;
                                  formerly Executive Vice President
                                  and General Counsel of Mid Am, Inc.;
                                  formerly employed as a securities
                                  attorney in private practice

Kevin T. Thompson         48      Executive Vice President and Chief        1998
                                  Financial Officer of Sky Financial
                                  and Tresurer of Sky Bank; formerly
                                  Senior Vice President/Controller
                                  of First of America Bank Corporation

Perry C. Atwood           47      Senior Vice President, Director of        2000
                                  Sales of Sky Financial; formerly
                                  Director of Sales of Sky Bank.

James F. Burwell          51      Executive Vice President/Profitability    1980
                                  Operations of Sky Financial; formerly
                                  President and Chief Executive Officer
                                  of The Ohio Bank; formerly Chief
                                  Operating Officer of The Ohio Bank;
                                  formerly President and Chief Executive
                                  Officer of First National Bank
                                  Northwest Ohio

Caren L. Cantrell         46      Senior Vice President/Chief Operation     1992
                                  Officer of Sky Financial; formerly
                                  Senior Vice President of Sky Technology
                                  Resources, Inc.; formerly Senior Vice
                                  President/Operation of National City
                                  Bank.

Phillip C. Clinard        52      Senior Vice President/Change Management   1975
                                  Office of Sky Financial; formerly Senior
                                  Vice President of Mid Am Bank.

Thomas G. Leek            53      Chairman and Chief Executive Officer      1989
                                  of Sky Technology Resources; formerly

                                  Senior Vice President/Bank Operations
                                  of Citizens Bancshares, Inc.

Richard R. Hollington III  38     President and Chief Executive Officer     1996
                                  of Sky Trust; formerly Senior Vice
                                  President/Integration Manager of
                                  Sky Financial; formerly Vice President/
                                  Sales & Service Support of The Ohio Bank.
                                  Richard R. Hollington III is the son of
                                  Richard R. Hollington, Jr., a Class III
                                  director of Sky Financial.


Thomas A. Sciorilli         54    Chief Human Resources Officer of Sky      2001
                                  Financial; formerly Senior Vice
                                  President/Human Resources and
                                  Administration of Penn National Insurance.

Curtis E. Shepherd          36    Senior Vice President/Marketing and       1997
                                  Product Development of Sky Financial;
                                  formerly Executive Vice President,
                                  Retail and Marketing of Sky Bank - Ohio
                                  Bank Region; formerly Senior Vice
                                  President of Marketing of Ohio Bank;
                                  formerly employed by Banc One Corporation and Citizens Banking Corporation

* Includes period in which executive officer was an officer of a subsidiary or acquired company.


Item 11.  EXECUTIVE COMPENSATION

The information contained under the captions "EXECUTIVE COMPENSATION" on pages 8 through 11 and "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION" on pages 12 and 13 of Sky Financial's 2002 Proxy Statement filed with the Securities and Exchange Commission on March 4, 2002, is incorporated herein by reference in response to this item.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions "ELECTION OF DIRECTORS" on pages 1 through 3, "BENEFICIAL OWNERSHIP OF THE COMPANY'S COMMON STOCK" on pages 6 and 7 and "EXECUTIVE COMPENSATION" on pages 8 through 11 of Sky Financial's 2001 Proxy Statement filed with the Securities and Exchange Commission on March 4, 2002, is incorporated herein by reference in response to this item.

Sky Financial has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of Sky Financial.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption "CERTAIN TRANSACTIONS AND RELATIONSHIPS" on page 17 of Sky Financial's 2002 Proxy Statement filed with the Securities and Exchange Commission on March 4, 2002, is incorporated herein by reference in response to this item.


PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

                                                       Pages in 2001 Annual
                                                       Report to Shareholders*
(1) Financial Statements:
    Report of Independent Auditors ..................            28
    Consolidated Balance Sheets at
      December 31, 2001 and 2000 ....................            29
    Consolidated Statements of Income for
      the three years ended December 31, 2001 .......            30
    Consolidated Statements of Changes in
      Shareholders' Equity for the three years
      ended December 31, 2001 .......................            31
    Consolidated Statements of Cash Flows for
      the three years ended December 31, 2001 .......            32
    Notes to Consolidated Financial Statements ......          33-53

* Incorporated by reference from the indicated pages of the 2001 Annual Report to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit
Number              Exhibit

  3.1   Sky Financial's Sixth Amended and Restated Articles of Incorporation
  3.2   Sky Financial's Amended and Restated Code of Regulations
  4.1 Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent
 10.1 Sky Financial's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors
 10.2   Sky Financial's 1998 Stock Option Plan for Employees
 10.3   Sky Financial's Non-Qualified Retirement Plan
 10.4   Sky Financial's Employee Stock Ownership Pension Plan
 10.5   Sky Financial's Profit Sharing and 401(k) Plan

 10.6 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives.
 10.7   Employment Agreement between Sky Financial and Marty E. Adams
 10.8   Employment Agreement between Sky Financial and Thomas J. O'Shane
 10.9 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.
 10.10 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial.
 11.1   Statement Re:  Computation of Per Share Earnings
 13.1   Sky Financial's 2001 Annual Report to Shareholders
 20.1   Sky Financial's Proxy Statement for its 2002 Annual Meeting
 21.1   Subsidiaries of Sky Financial
 23.1   Consent of Independent Auditors
 24.1   Power of Attorney


(b) Reports on Form 8-K

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of November 15, 2001, announcing the completion the acquisition of ten branch offices of Standard Federal Bank N.A. by Sky Bank - Mid Am Region. The acquisition comprised of nine offices in the Toledo metropolitan area and one located in Fremont, Ohio with total deposits of approximately $290 million.

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

                         March 27, 2002

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

                                  Signatures


Marty E. Adams           Director/President/CEO            March 27, 2002


Kevin T. Thompson        Executive Vice President/CFO      March 27, 2002

       *
George N. Chandler, II             Director                March 27, 2002

       *
Robert C. Duvall                   Director                March 27, 2002

       *
D. James Hilliker                  Director                March 27, 2002

       *
Richard R. Hollington, Jr.         Director                March 27, 2002


Fred H. "Sam" Johnson, III         Director                March 27, 2002

       *
Jonathan A. Levy                   Director                March 27, 2002

       *
James C. McBane                    Director                March 27, 2002

       *
Gerard P. Mastroianni              Director                March 27, 2002

       *
Thomas J. O'Shane                  Director                March 27, 2002

       *
Edward J. Reiter                   Director                March 27, 2002

       *
Gregory L. Ridler             Director            March 27, 2002

       *
Emerson J. Ross, Jr.          Director            March 27, 2002

       *
C. Gregory Spangler           Director            March 27, 2002

       *
Robert E. Spitler             Director            March 27, 2002

       *
Joseph N. Tosh, II            Director            March 27, 2002

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


                         BY: /s/ Kevin T. Thompson
                         Kevin T. Thompson
                         Attorney-In-Fact

                                   FORM 10-K


                                 EXHIBIT INDEX


Exhibit
Number              Exhibit

  3.1 Sky Financial's Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K of Sky
           Financial for the year ended December 31, 1999 filed as of March 23,
           2000)
  3.2   Sky Financial's Amended and Restated Code of Regulations
  4.1 Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference to Exhibit 4 of Form S-4 Registration
           Statement No. 333-60741 of Sky Financial).
 10.1 Sky Financial's Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 4 (d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial).
 10.2   Sky Financial's 1998 Stock Option Plan for Employees
          (incorporated by reference to Appendix H of the Joint Proxy
           Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial).
 10.3   Sky Financial's Non-Qualified Retirement Plan
 10.4   Sky Financial's Employee Stock Ownership Pension Plan
 10.5   Sky Financial's Profit Sharing and 401(k) Plan
 10.6 Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives.
          (incorporated by reference to Exhibit 10.6 to the Form 10-K of Sky
           Financial filed as of March 16, 1999).
 10.7 Employment Agreement between Sky Financial and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4
           Registration Statement No. 333-60741 of Sky Financial).
 10.8 Employment Agreement between Sky Financial and Thomas J. O'Shane (incorporated by reference to Exhibit 10.8 of Form 10-K of Sky Financial filed March 29, 2001).
 10.9 Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.
          (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky
           Financial filed as of March 16, 1999).
 10.10 Form of Change in Control Agreement between Sky Financial and certain officers of Sky Financial.
          (incorporated by reference to Exhibit 10.12 to the Form 10-K of Sky
           Financial filed as of March 16, 1999).
 11.1   Statement Re:  Computation of Per Share Earnings
          (incorporated by reference from the information contained in Note 11
           "Earnings Per Share" on page 42 of Sky Financial's 2001 Annual Report to Shareholders). See Exhibit 13.1
 13.1   Sky Financial's 2001 Annual Report to Shareholders
          (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed "filed" as part hereof).
 20.1 Sky Financial's Proxy Statement for its 2002 Annual Meeting (incorporated by reference from the information contained in

          Sky Financial's 2002 Proxy Statement filed as of March 4, 2002).
 21.1   Subsidiaries of Sky Financial
 23.1   Consent of Independent Auditors
 24.1   Power of Attorney