Form 10-Q
period 2002-03-31
SKY FINANCIAL GROUP INC
filed 2002-05-15
CIK 855876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2002


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the Registrant's common stock, without par value was 82,428,519 at April 30, 2002.

SKY FINANCIAL GROUP, INC.


INDEX

                                                                     Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            March 31, 2002 and December 31, 2001 ...................      3

          Consolidated Statements of Income
            Three months ended March 31, 2002 and 2001 .............      4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three months ended March 31, 2002 and 2001 .............      5

          Condensed Consolidated Statements of Cash Flows
            Three months ended March 31, 2002 and 2001 .............      6

          Notes to Consolidated Financial Statements ...............      7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ....................     15

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ......................................     22


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ........................................     23

Item 2.   Changes in Securities and Use of Proceeds ................     23

Item 3.   Defaults Upon Senior Securities ..........................     23

Item 4.   Submission of Matters to a Vote of Security Holders ......     23

Item 5.   Other Information ........................................     24

Item 6.   Exhibits and Reports on Form 8-K .........................     24


SIGNATURES .........................................................     24


EXHIBIT INDEX ......................................................     25

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)
(Dollars in thousands, except share data)       March 31,       December 31,
                                                     2002               2001
----------------------------------------------------------------------------
ASSETS
Cash and due from banks                         $  231,718         $  272,196
Interest-earning deposits
  with financial institutions                       29,121             39,171
Federal funds sold                                      --              8,000
Loans held for sale                                 30,857             85,474
Securities available for sale                    2,199,226          1,996,843

Total loans                                      6,596,370          6,473,989
  Less allowance for credit losses                (105,341)          (103,523)
                                                ----------         -----------
     Net loans                                   6,491,029          6,370,466

Premises and equipment                             111,747            112,137
Accrued interest receivable and other assets       366,948            335,941
                                                ----------         ----------
    TOTAL ASSETS                                $9,460,646         $9,220,228
                                                ==========         ==========

LIABILITIES
Deposits
  Non-interest-bearing deposits                 $  801,975         $  822,436
  Interest-bearing deposits                      6,015,604          5,719,741
                                                ----------         ----------
Total deposits                                   6,817,579          6,542,177
Securities sold under repurchase
  agreements and federal funds purchased           727,653            685,450
Debt and Federal Home Loan Bank advances         1,020,844          1,095,545
Obligated mandatorily redeemable capital
  securities of subsidiary trusts                  107,744            108,600
Accrued interest payable
  and other liabilities                            115,655            140,012
                                                ----------         ----------
    TOTAL LIABILITIES                            8,789,475          8,571,784
                                                ----------         ----------

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized; none issued             --                 --
Common stock, no par value;
  150,000,000 shares authorized;
  83,988,472 and 84,011,214 shares
  issued in 2002 and 2001                          597,742            596,397
Retained earnings                                  101,649             86,113
Treasury stock; 1,334,376 and
  2,164,099 shares in 2002 and 2001                (29,187)           (39,505)
Unearned ESOP                                         (123)              (123)
Accumulated other comprehensive income               1,090              5,562
                                                ----------         ----------
    TOTAL SHAREHOLDERS' EQUITY                     671,171            648,444
                                                ----------         ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                      $9,460,646         $9,220,228
                                                ==========         ==========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

(Dollars in thousands,                    Three Months Ended
  except per share data)                        March 31,
                                             2002       2001
------------------------------------------------------------
Interest Income
Loans, including fees                    $120,810   $132,276
Securities
  Taxable                                  29,276     29,230
  Nontaxable                                  386        544
Federal funds sold and other                1,127        659
                                         --------   --------
  Total interest income                   151,599    162,709
                                         --------   --------

Interest Expense
Deposits                                   46,351     60,275
Borrowed funds                             21,272     25,657
                                         --------   --------
  Total interest expense                   67,623     85,932
                                         --------   --------

Net Interest Income                        83,976     76,777
Provision for Credit Losses                 9,321      6,656
                                         --------   --------
Net Interest Income After
  Provision for Credit Losses              74,655     70,121
                                         --------   --------

Non-Interest Income
Trust services income                       3,453      3,706
Service charges and fees on
  deposit accounts                          7,610      6,909
Mortgage banking income                     5,453      4,652
Brokerage and insurance commissions         8,732      8,774
Net securities gains                          505        925
Other income                                7,070      7,205
                                         --------   --------
  Total other income                       32,823     32,171
                                         --------   --------

Non-Interest Expense
Salaries and employee benefits             34,747     31,205
Occupancy and equipment expense             8,829      9,217
Other operating expense                    16,955     18,817
                                         --------   --------
  Total other expenses                     60,531     59,239
                                         --------   --------

Income Before Income Taxes                 46,947     43,053
Income taxes                               15,460     14,216
                                         --------   --------

  Net Income                             $ 31,487   $ 28,837
                                         ========   ========

Earnings Per Common Share
  Basic                                  $   0.38   $   0.35
  Diluted                                $   0.38   $   0.35


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

(Dollars in thousands,                    Three Months Ended
  except per share data)                        March 31,
                                            2002        2001
------------------------------------------------------------

Balance at beginning of period          $648,444    $609,690

Comprehensive income
Net income                                31,487      28,837
Other comprehensive income (loss)         (4,832)      7,382
                                        ---------   --------
Total comprehensive income                26,655      36,219


Common cash dividends                    (15,704)    (14,982)
Treasury shares acquired                  (5,968)     (8,781)
Treasury shares issued                     1,444         754
Shares issued to acquire Celaris
  Group, Inc.                             15,349
Fractional shares and other items            951        (454)
                                        --------    --------

Balance at end of period                $671,171    $622,446
                                        ========    ========


Common cash dividends per share         $   0.19    $   0.18









The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                    Three Months Ended

(Dollars in thousands)                                   March 31,
                                                     2002         2001
----------------------------------------------------------------------

Net Cash From Operating Activities                 $59,592    $   3,985
                                                   -------    ---------
Investing Activities
Net (increase) decrease in interest-bearing
  deposits in other banks                           10,050         (109)
Net (increase) decrease in federal funds sold        8,000     (107,000)
Securities available for sale:
  Proceeds from maturities and payments             73,380      227,865
  Proceeds from sales                              260,175       42,381
  Purchases                                       (540,914)    (180,968)
Proceeds from sales of loans                         2,894        2,351
Net increase in loans                             (131,894)     (73,903)
Purchases of premises and equipment                 (3,316)      (2,896)
Proceeds from sales of premises and equipment          232        1,618
Proceeds from sales of other real estate               503          550
Cash paid to acquire Celaris Group, Inc.            (1,000)          -
                                                  ---------  ----------
Net cash from investing activities                (321,890)     (90,111)
                                                  ---------    --------

Financing Activities
Net increase in deposit accounts                   275,402      165,164
Net increase (decrease) in federal funds
  and repurchase agreements                         42,203       13,048
Net increase (decrease) in borrowings
  under bank lines of credit                        83,806        7,105
Net decrease in short-term FHLB advances          (140,000)    (132,000)
Proceeds from issuance of debt
  and long-term FHLB advances                       75,797       84,495
Repayment of debt and long-term
  FHLB advances                                    (95,160)     (67,804)
Cash dividends and fractional shares paid          (15,704)     (15,051)
Proceeds from issuance of common stock               1,444          754
Treasury stock purchases                            (5,968)      (8,781)
                                                  --------   ----------
Net cash from financing activities                 221,820       46,930
                                                  --------   ----------

Net decrease in cash and due from banks            (40,478)     (39,196)
Cash and due from banks at beginning of year       272,196      266,359
                                                  --------    ---------
Cash and due from banks at end of period          $231,718     $227,163
                                                  ========    =========
Supplemental Disclosures

Interest paid                                   $  69,097     $  83,047
Income taxes paid                                  13,900         2,082
Noncash transactions - common shares issued
to acquire Celaris Group, Inc.                     15,349


The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania and West Virginia. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services.

The accounting and reporting policies followed by Sky Financial conform to accounting principles generally accepted in the United States of America (US
GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments are particularly subject to change.

These interim financial statements are prepared without audit and reflect all accruals of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2002, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Sky Financial's Annual Report for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Sky Financial Solutions, Inc. (SFS), Sky Trust, N.A., (Sky Trust), Picton Cavanaugh, Inc. (Picton), Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), Celaris Group, Inc. (Celaris) and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

New Accounting Pronouncements

Effective January 1, 2002, new accounting guidance changed post-acquisition accounting for goodwill and certain intangible assets by discontinuing the amortization of these assets and requiring impairment testing at least annually. Sky Financial is performing the initial impairment test required by the new guidance and believes that goodwill recorded at January 1, 2002 is not considered impaired. Adoption of the standard did result in lower amortization expense of

$450 for the three months ended March 31, 2002 as compared to the same period in the previous year and had no impact on earnings per share for the quarter ended March 31, 2002.

2.  Mergers, Acquisitions and Divestitures

In May 2002, Sky Financial announced an agreement to acquire Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (collectively known as Three Rivers). The acquisition will be settled through an exchange of Sky Financial stock and cash to Three Rivers shareholders and is anticipated to close during the fourth quarter of 2002.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1.9 million.

In January 2002, Sky Financial completed the acquisition of Celaris, Group, Inc., a full service insurance agency headquartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1 million in cash and issued .75 million shares of Sky Financial stock.

In September 2001, Sky Financial acquired Barney C. Guttman and Associates, Inc., an investment management and financial services firm for $.6 million in cash.

In October 2001, Sky Financial completed its purchase of ten branch offices from Standard Federal Bank of Troy, Michigan. In connection with the acquisition, Sky Bank assumed approximately $290,000 of deposit liabilities, while Standard Federal Bank retained substantially all loans associated with the branches.

In March 2001, Sky Financial completed the sale of Sky Investments, Inc., its independent broker/dealer business. The sale resulted in a $634 pre-tax gain.

3.  Securities Available for Sale

The amortized costs, unrealized gains and losses and estimated fair values at March 31, 2002 and December 31, 2001 are as follows:

                            Estimated        Gross        Gross
                                Fair    Unrealized   Unrealized
March 31, 2002                  Value        Gains       Losses
---------------------------------------------------------------

U.S. Treasury and U.S.
  Government agencies      $   492,161  $    6,704   $   (1,496)
Obligations of states and
  political subdivisions        32,768         231         (224)
Corporate and other
  securities                    68,539         621       (2,409)
Mortgage-backed
  securities                 1,486,071      12,530      (13,250)
                            ----------  ----------   ----------
Total debt securities
  available for sale         2,079,539      20,086      (17,379)
Marketable equity
  securities                   119,687       9,470       (3,639)
                           -----------  ----------   -----------
Total securities
  available for sale       $ 2,199,226  $   29,556   $  (21,018)
                           ===========  ==========   ===========

December 31, 2001
-----------------

U.S. Treasury and U.S.
  Government agencies      $  494,474   $ 11,717      $     (9)
Obligations of states and
  political subdivisions       32,912        255          (311)
Corporate and other
  securities                   75,744        527        (2,864)
Mortgage-backed
  securities                1,279,227     12,706        (8,044)
                           ------------------------------------
Total debt securities
  available for sale        1,882,357     25,205       (11,228)
Marketable equity
  securities                  114,486      7,903        (4,392)
                           ------------------------------------
Total securities
  available for sale       $1,996,843   $ 33,108      $(15,620)
                           ====================================


4. Loans

The loan portfolios are as follows:

                                       March 31, 2002     December 31, 2001
---------------------------------------------------------------------------
Real estate loans:
  Construction                             $  210,269            $  295,154
  Residential mortgage                      1,508,246             1,675,957
  Non-residential mortgage                  1,809,854             1,719,074
Commercial, financial and
  agricultural                              2,237,637             2,127,045
Installment and credit card loans             811,837               638,958
Other loans                                    18,527                17,801
                                           ----------            ----------
  Total loans                              $6,596,370            $6,473,989
                                           ==========            ==========

5.  Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                        March 31, 2002    December 31, 2001
---------------------------------------------------------------------------

Borrowings under bank lines of credit        $ 172,967            $  89,161
Asset backed notes
  2001-A, Class A-1, due December 2011
    at 6.425%                                   34,769               36,155
  2001-A, Class A-2, due December 2011
    at 9.95%                                    45,000               45,000
  2001-B, Class A-1, due July 2012
    at 5.55%                                    52,159               54,215
  2001-B, Class A-2, due July 2012
    at 6.39%                                    49,760               49,760
  2001-C, Class A-1. due January 2013
    at 4.555%                                   32,795               33,000
  2001-C, Class A-2, due January 2013
    at 5.925%                                   72,000               72,000
Borrowings under FHLB lines of credit          507,053              662,216
Subordinated note, 7.08%, January 2008          50,000               50,000
Obligated mandatorily redeemable capital
  securities of subsidiary trusts
    Due February 2027 at 9.875%                 24,144               25,000
    Due June 2027 at 10.20%                     23,600               23,600
    Due May 2030 at 9.34%                       60,000               60,000
Capital lease obligations                        1,496                1,496
Other items                                      2,845                2,542
                                            -----------          ----------
  Total borrowings                          $1,128,588           $1,204,145
                                            ===========          ==========

SFS's warehouse line of credit is included under bank lines of credit and was $92,102 at March 31, 2002 as compared to $19,161 at December 31, 2001. Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS. The swap, which had a fair market value of $914 at March 31, 2002, has been designated as a cash flow hedge and is considered to be highly effective. Accordingly, any change in market value is recorded in other comprehensive income.

During March 2002, Sky Financial entered into interest rate swap arrangements to fix the rate of borrowings on $35,000 of the 9.34% trust preferred security due May 2030 and $25,000 of the 9.875% trust preferred security due February 2027 in exchange for variable rates payments based on LIBOR plus a spread as defined in the agreement. At March 31, 2002, the swaps had a market value of $856. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflective in earnings.

The expected final payment dates for the asset backed notes listed above are included in the following table:

                                  Stated              Expected Final
                               Maturity Date            Payment Date
--------------------------------------------------------------------

  2001-A, Class A-1            December 2011            October 2005
  2001-A, Class A-2            December 2011               July 2009
  2001-B, Class A-1                July 2012               July 2005
  2001-B, Class A-2                July 2012              April 2007
  2001-C, Class A-1             January 2013            October 2005
  2001-C, Class A-2             January 2013             August 2010

6.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                                      Three Months Ended
                                                           March 31,
                                                       2002         2001
------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gain (loss)
  arising during period                             $(8,445)     $15,943
Reclassification adjustment for
  (gains) losses included in income                    (505)        (925)
                                                  ---------      -------
                                                     (8,950)      15,018
                                                  ---------      -------
Cash flow hedge derivatives:
Adjustment for adoption of SFAS No. 133                           (1,231)
Amounts reclassified to interest expense                530          431
Change in fair value of cash flow
   hedge derivatives                                    986       (2,862)
                                                   --------     --------
                                                      1,516       (3,662)
                                                   --------     --------

Net unrealized gain (loss)                           (7,434)      11,356
Tax effect                                            2,602       (3,974)
                                                   --------     --------
Total other comprehensive income (loss)            $ (4,832)    $  7,382
                                                   ========     ========

7.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended March 31, 2002 and 2001, 1,128,000 and 2,261,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                            Three Months Ended
                                                March 31,
                                          2002            2001
--------------------------------------------------------------
Numerator:
Net income                             $31,487         $28,837
                                       =======         =======

Denominator:
Weighted-average common
  shares outstanding (basic)        82,326,000      83,144,000
Effect of stock options                725,000         421,000
                                    ----------      ----------
Weighted-average common
  shares outstanding (diluted)      83,051,000      83,565,000
                                    ==========      ==========

Earnings per share:
Basic                                  $  0.38         $  0.35
Diluted                                   0.38            0.35


8.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiaries that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiaries must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2002, that Sky Financial and its banks meet all capital adequacy requirements to which they are subject.

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

                                    March 31, 2002         December 31, 2001
----------------------------------------------------------------------------
Total adjusted average assets
  for leverage ratio                    $9,235,629              $9,052,525
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio          7,621,796               7,329,032
Tier I capital                             700,541                 684,685
Total risk-based capital                   849,494                 830,000

Leverage ratio                                 7.6%                    7.6%
Tier I capital ratio                           9.2                     9.3
Total capital ratio                           11.1                    11.3

Capital ratios applicable to Sky Financial's banking subsidiary at March 31, 2002 were as follows:

                                                               Total
                                                 Tier I   Risk-based
                                   Leverage     Capital      Capital
--------------------------------------------------------------------
Regulatory Capital Requirements
     Minimum                            4.0%        4.0%         8.0%
     Well-capitalized                   5.0         6.0         10.0
     Sky Financial                      7.6         9.2         11.1
     Sky Bank                           6.4         8.3         10.7


In September, 2001, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to an additional 2.5% (or approximately 2 million shares) of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in future stock dividends and use in its stock option plans or general corporate purposes. As of March 31, 2002, Sky Financial had repurchased approximately 280,000 shares of common stock pursuant to its 2001 repurchase program.

9.  Line of Business Reporting

Sky Financial manages and operates three major lines of business: community banking, financial services affiliates and Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial service affiliates consist of non-banking companies engaged in broker/dealer operations, non-conforming mortgage lending, trust and wealth management, insurance and other financial-related services.

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

Selected segment information for the three months ended March 31, 2002 and 2001 is included in the following tables:

                                  Financial      Sky     Parent
Three Months Ended    Community     Service   Financial     and
March 31, 2002          Banking  Affiliates   Solutions   Other        Total
----------------------------------------------------------------------------

Net interest income     $81,648    $   245    $ 3,628    $(1,545)    $83,976
Provision for
  credit losses           8,005        180      1,136         --       9,321
                        -------    -------    -------    -------     -------
Net interest income
  after provision        73,643         65      2,492     (1,545)     74,655
Other income             20,099      8,895        723      3,106      32,823
Other expenses           48,186      7,132      5,341       (128)     60,531
                        -------    -------    -------      ------    -------
Income (loss) before
  income taxes           45,556      1,828     (2,126)     1,689      46,947
Income taxes             15,067        713       (743)       423      15,460
                        -------    -------    -------    -------     -------
Net income (loss)       $30,489    $ 1,115    $(1,383)   $ 1,266     $31,487
                        =======    =======    =======    =======     =======


Average assets       $8,733,015    $74,935   $397,334   $ 81,304  $9,286,588
Depreciation and
  Amortization       $    3,216    $   136   $    145   $  1,187  $    4,684


                                  Financial      Sky     Parent
Three Months Ended    Community     Service   Financial     and
March 31, 2001          Banking  Affiliates   Solutions   Other        Total
----------------------------------------------------------------------------

Net interest income     $76,408    $   385    $ 1,224    $(1,240)    $76,777
Provision for
  credit losses           5,071        150      1,435         --       6,656
                        -------    -------    -------    -------     -------
Net interest income
  after provision        71,337        235       (211)    (1,240)     70,121
Other income             17,645     12,552        556      1,418      32,171
Other expenses           44,585     10,650      3,675        329      59,239
                        -------    -------    -------    --------    -------
Income (loss) before
  income taxes           44,397      2,137     (3,330)      (151)     43,053
Income taxes             14,733        899     (1,187)      (229)     14,216
                        -------     ------    -------    -------     -------
Net income (loss)       $29,664    $ 1,238    $(2,143)   $    78     $28,837
                        =======    =======    =======    =======     =======


Average assets       $8,042,973    $48,232   $149,300   $125,623   $8,366,128
Depreciation and
  amortization       $    3,005    $   377   $    142   $  1,152   $    4,676

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

(Dollars in thousands, except per share data)


Three Months Ended March 31, 2002 and 2001


Results of Operations

Net income for the first quarter of 2002 was $31,487, an increase of $2,650 over the first quarter of 2001 net income of $28,837. Diluted earnings per common share for the first quarter of 2001 was $.38 ($.38 basic), as compared to $.35 ($.35 basic) for the same period in 2001. Diluted operating earnings per share was $.38 ($.38 basic) for the first quarter of 2002 as compared to $.34 ($.34 basic) for the first quarter of 2001. First quarter 2001 results include the sale of its independent broker/dealer business realizing an after-tax non-recurring gain of $412. Return on average equity (ROE) and return on average assets (ROA) were 18.98% and 1.38%, respectively, for the first quarter of 2002, compared to 18.79% and 1.38%, respectively, in 2001.


Business Line Results

Sky Financial's business line results for the first quarter ended March 31, 2002 and 2001 are summarized in the table below.

                                           Net Income (Loss)
Quarter Ended March 31,                  2002             2001
--------------------------------------------------------------

Community Banking                     $30,489         $ 29,664
Financial Service Affiliates            1,115            1,238
Sky Financial Solutions, Inc.          (1,383)          (2,143)
Parent and Other                        1,266               78
                                     --------         --------
Consolidated Total                   $ 31,487         $ 28,837
                                     ========         ========


The community banking net income increased in the first quarter of 2002 as compared to the same period of the previous year due to increased net interest income and mortgage banking income. These increases were offset by a higher provision for loan losses and an increase in other expenses. The efficiency ratio was 46.96% for the first quarter of 2002 compared to 46.97% in the first quarter of 2001. The 2002 community banking results reflect a ROE of 19.39% and a ROA of 1.42% compared to 21.34% and 1.50%, respectively, in the first quarter of 2001.

Sky Financial Solutions' loss decreased for the first quarter of 2002 as compared to the same period in 2001 due to increased interest income as a result of the continued growth in its retained loan portfolio.

The financial service affiliates' net income decreased slightly as compared to 2001 as a result of a decline in net income at the company's trust operations.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense.

Net Interest Income

Net interest income for the first quarter of 2002 was $83,976, an increase of $7,199 or 9% from $76,777 in the first quarter of 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 11.4% from the first quarter last year, with strong growth in average loans, increasing 9.8% from last year. Average deposits were up 12.8% from the same quarter last year. Sky Financial's net interest margin for the three months ended March 31, 2002 was 3.95%, a decrease of 8 basis points from first quarter a year ago. The lower net interest margin reflects the impact of the initial lower spread earned on branch deposits acquired during the fourth quarter 2002.

The following table reflects the components of Sky Financial's net interest income for the three months ended March 31, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins (Unaudited)

(Dollars in thousands)                       Three Months Ended                     Three Months Ended
                                               March 31, 2002                          March 31, 2001
-----------------------------------------------------------------------------------------------------------
                                        Average                                 Average
                                        Balance     Interest    Rate            Balance   Interest    Rate
-----------------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits            $   29,029     $    142     1.98%        $   15,457   $    236    6.19%
Federal funds sold and other             17,051           66     1.57             31,088        423    5.52
Securities                            2,099,903       29,959     5.79          1,794,868     30,185    6.82
Loans                                 6,564,696      122,302     7.56          5,976,722    132,772    9.01
                                     ----------     --------                  ----------   --------
Total interest-earning assets         8,710,679      152,469     7.10          7,818,135    163,616    8.49
                                                    --------                               --------

Non-earning assets                      575,909                                  547,993
                                     ----------                               ----------
Total assets                         $9,286,588                               $8,366,128
                                     ==========                               ==========
Interest-bearing liabilities
Demand deposits                      $  111,363     $    248       90%        $  140,553   $    928    2.68%
Savings and time deposits             5,783,974       46,103     3.13          5,064,424     59,347    4.75
                                     ----------     --------                  ----------   --------
Total interest-bearing deposits       5,895,337       46,351     3.19          5,204,977     60,275    4.70

Short-term borrowings                   695,486        6,806     3.97            697,364      8,660    5.04
Trust preferred securities              108,600        2,383     8.90            108,600      2,586    9.66
Debt and FHLB advances                1,013,657       12,083     4.83            880,858     14,411    6.63
                                     ----------     --------                  ----------   --------
Total interest-bearing liabilities    7,713,080       67,623     3.56          6,891,799     85,932    5.06
                                                    --------                               --------

Non-interest-bearing liabilities        900,698                                  860,976
Shareholders' equity                    672,810                                  613,353
                                     ----------                               ----------
Total liabilities and equity         $9,286,588                               $8,366,128
                                     ==========                               ==========
Net interest income, fully
  taxable equivalent and
  Net interest spread                               $ 84,846     3.54%                     $ 77,684    3.43%
                                                    ========                               ========

Net interest income, fully
  taxable equivalent to
  earning assets                                                 3.95%                                 4.03%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $2,665 or 40% to $9,321 in the first quarter of 2002 compared to $6,656 in the first quarter of 2001. The higher provision for credit losses in the first quarter of 2002 was attributable to growth in the loan portfolio and higher net charge-offs due to overall market conditions. Net charge-offs were $7,504 or 0.46% (annualized) of average loans during the three months ended March 31, 2002, compared to $4,259 or 0.29% (annualized) for the same period in 2001.

                                March 31,    December 31,      March 31,
                                    2002            2001           2001
------------------------------------------------------------------------
Allowance for credit losses
  as a percentage of loans          1.60%           1.60%          1.60%
Allowance for credit losses
  as a percentage of
  non-performing loans            282.51          303.55         344.25



Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses and divesting its under-performing businesses. Non-interest income for the first quarter of 2002 was $32,823, an increase of $652 or 2% from the $32,171 for the same quarter of 2001. Non-interest income growth was most significant in mortgage banking income, up $801 or 17%, due to increases in origination volumes in the favorable interest rate environment as compared to the first quarter of 2001. In addition, the first quarter of 2002 included increased insurance commissions of $3,170 from the acquisition of Celaris. These increases were partially offset by a decrease of $2,335 in commission revenue from the company's broker/dealer business, which was sold during the first quarter of 2001 resulting in a $412 after tax gain.


Non-Interest Expense

Non-interest expense for the first quarter of 2002 was $60,531, an increase of $1,292 or 2%, from the $59,239 reported for the same quarter of 2001 due primarily to the increase in salary and other employee costs as a result of the Celaris acquisition. The efficiency ratio was 51.44% for the first quarter of 2002, down from 54.24% for the same quarter last year. As a result of a new company wide technology platform implementation, Sky expects to incur after-tax non-recurring expenses of $3 to $4 million, or approximately $.04 to $.05 per diluted share during the second quarter of 2002.

Income Taxes

The provision for income taxes for the first quarter of 2002 increased
$1,244 to $115,460 from $14,216 for the same period in 2001. The effective tax rate for the three months ended March 31, 2002 was 32.9% as compared to 33.0% for the same period in 2001.


Balance Sheet

At March 31, 2002, total assets were $9,460,646, an increase of $240,418 from December 31, 2001. The increase was primarily attributable to an increase in securities available for sale of $202,383, and an increase in loans of $122,381 to $6,596,370 at March 31, 2002. These increases were partially offset by a decrease in loans held for sale of $54,617 and a decrease in cash and due from banks of $40,478. The net growth in assets was funded primarily by growth in total deposits, up $275,402, partially offset by a decrease in borrowed funds of $57,711. Shareholders' equity totaled $671,171 at March 31, 2002, increasing $22,727 from December 31, 2001. Net retained earnings (net income less cash dividends) for the three months ended March 31, 2002 totaled $15,783. Treasury shares decreased $10,822, which consisted of issuances for the acquisition of Celaris and for exercises under the stock option plans, offset by the repurchase of common shares, as authorized by the Board of Directors. These changes were offset by a decrease in other comprehensive income of $4,472, primarily due to the change in market value of securities available for sale (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).


Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                 March 31,    December 31,      March 31,
                                     2002            2001           2001
-------------------------------------------------------------------------

Non-accrual loans                 $33,447         $33,319        $26,697
Restructured loans                  3,840             785          1,090
                                  -------         -------        -------
Total non-performing loans         37,287          34,104         27,787
Other real estate owned             3,575           2,467          2,164
                                  -------         -------        -------
Total non-performing assets       $40,862         $36,571        $29,951
                                  =======         =======        =======

Loans 90 days or more past due
  and not on non-accrual          $ 9,980         $15,902        $ 7,099
Non-performing loans to
  total loans                        0.57%           0.53%          0.46%
Non-performing assets to
  total loans plus other
  real estate owned                  0.62            0.56           0.50
Allowance for credit losses to
  total non-performing loans       282.51          303.55         344.25
Loans 90 days or more past due
  and not on non-accrual to
  total loans                        0.15            0.25           0.15

Loans now current but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $47,675 and $45,516 at March 31, 2002 and December 31, 2001, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

As of March 31, 2002, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.


Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the three months ended March 31, 2002 and 2001.

                                                    Three Months Ended
                                                         March 31,
                                                   2002             2001
-------------------------------------------------------------------------

Balance of allowance at beginning of year      $103,523          $93,261

Loans charged-off:
  Real estate                                    (2,150)            (410)
  Commercial and agricultural                    (1,657)          (2,515)
  Installment and credit card                    (5,247)          (3,365)
  Other loans                                      (138)              --
                                              ---------          -------
    Total loans charged-off                      (9,192)          (6,290)
                                              ---------          -------

Recoveries:
  Real estate                                       140              224
  Commercial and agricultural                       198              735
  Installment and credit card                     1,351            1,059
  Other loans                                        --               13
                                               --------          -------
    Total recoveries                              1,689            2,031
                                               --------          -------

Net loans charged-off                            (7,503)          (4,259)

Provision charged to operating expense            9,321            6,656
                                               --------          -------

Balance of allowance at end of period          $105,341          $95,658
                                               ========          =======


Ratio of net charge-offs to
  average loans outstanding                        0.46%            0.29%
Allowance for credit losses
  to total loans                                   1.60             1.60
Allowance for credit losses
  to total non-performing loans                  282.51           344.25

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of March 31, 2002 and December 31, 2001.

                               March 31, 2002       December 31, 2001
---------------------------------------------------------------------

  Construction                       $  2,502                $  2,387
  Real estate                          30,670                  29,332
  Commercial, financial
    and agricultural                   37,040                  33,468
  Installment and credit card          23,231                  25,756
  Other loans                             109                   1,099
  Unallocated                          11,789                  11,481
                                     --------                --------
    Total                            $105,341                $103,523
                                     ========                ========


Liquidity
---------

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

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2002, securities and other short term investments with maturities of one year or less totaled $24,111. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $297,113 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2002, the banking subsidiary had total credit availability with the FHLB of $757,696, of which $507,053 was outstanding.

Sky Financial, through one of its affiliates, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At March 31, 2002, the outstanding balance was $92,102 under the warehouse line of credit. Term funding of $292,080 was entered into during 2001 through the issuance of collateralized notes in a private placement of which $286,483 is outstanding at March 31, 2002.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its subsidiaries. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary' earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, was limited to $8,647 at March 31, 2002.

On March 6, 2002, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 5, 2003. At March 31, 2002, Sky Financial had borrowings of $80,000 under this agreement.


Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 2002, Sky Financial had a manageable negative gap position and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."


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

Sky Financial manages market risk through its Asset/Liability Committees (ALCO) at both the subsidiary and consolidated levels. These committees monitor interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of its financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at March 31, 2002 and December 31, 2001. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applies these interest rate shocks to its financial instruments up and down 200 basis points.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income and the present value of Sky Financial's financial instruments to sudden and sustained 200 basis-point changes in market rates.

                           March 31,     December 31,
                               2002             2001      Guidelines
---------------------------------------------------------------------
One Year Net Interest
  Income Change

   +200 Basis points           (3.28)%            (.2)%         (10.0)%
   +100 Basis points            1.79             (.03)           (5.0)%
   -100 Basis points           (4.00)            (.27)           (5.0)%

The projected volatility of net interest income and the net present value of equity rates to a +/- 200 basis points change at March 31, 2002 and December 31, 2001 fall within the ALCO guidelines.

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


Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 17, 2002, ballot totals for the election of five (5) Class I Directors to serve a three-year term until the Annual Meeting of Shareholders in 2005 were as follows:

Class I Directors

Term Expires 2005                    FOR               WITHHELD
---------------------------------------------------------------
Marty E. Adams                    65,896,411            916,434
Jonathon A. Levy                  65,858,936            953,909
Thomas J. O'Shane                 65,627,378          1,185,467
Edward J. Reiter                  65,992,354            820,494
C. Gregory Spangler               65,728,840          1,084,005


Total shares voted were 66,812,845 or 81.04% of the outstanding shares.

The following incumbent Class I and Class II Directors who were not nominees for election at the April 17, 2002 Annual Meeting were as follows:

Gregory N. Chandler II                      James C. McBane

Robert C. Duvall                            Gregory L. Ridler
D. James Hiliker                            Emerson J. Ross, Jr.
Richard R. Hollington, Jr.                  Robert E. Spitler
Fred H. Johnson III                         Joseph N. Tosh II
Gerard P. Mastroianni


At the Annual Meeting of Sky Financial Group, Inc. Shareholders on April 17, 2002, ballot totals for the approval and adoption of the 2002 Stock Option and Stock Appreciation Rights Plan were as follows:

                           FOR              47,828,659
                           AGAINST           6,442,595
                           ABSTAIN           1,064,355

Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              (11.1)  Statement Re Computation of Earnings Per Common Share

         (b)  Reports on Form 8-K

              Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of May 7, 2002, announcing that it had entered into an Agreement and Plan of Merger with Three Rivers Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.


/s/ Kevin T. Thompson


Kevin T. Thompson
Executive Vice President / Chief Financial Officer


DATE:  May 15, 2002


SKY FINANCIAL GROUP, INC.

                                  EXHIBIT INDEX

Exhibit No.     Description                                         Page Number

   (11.1)       Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for March 31, 2002.