Form 10-Q
period 2002-06-30
SKY FINANCIAL GROUP INC
filed 2002-08-14
CIK 855876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

The number of shares outstanding of the Registrant's common stock, without par value, was 82,052,367 at July 31, 2002.

SKY FINANCIAL GROUP, INC.

INDEX

                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            June 30, 2002 and December 31, 2001 ..................       3

          Consolidated Statements of Income
            Three months ended June 30, 2002 and 2001 and
              Six months ended June 30, 2002 and 2001 ............       4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three months ended June 30, 2002 and 2001 and
              Six months ended June 30, 2002 and 2001 ............       5

          Condensed Consolidated Statements of Cash Flows
            Six months ended June 30, 2002 and 2001 ..............       6

          Notes to Consolidated Financial Statements .............       7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations ..................      17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ....................................      29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ......................................      31

Item 2.   Changes in Securities and Use of Proceeds ..............      31

Item 3.   Defaults Upon Senior Securities ........................      31

Item 4.   Submission of Matters to a Vote of Security Holders ....      31

Item 5.   Other Information ......................................      31

Item 6.   Exhibits and Reports on Form 8-K .......................      31

SIGNATURES .......................................................      32

EXHIBIT INDEX ....................................................      33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SKY FINANCIAL GROUP, INC.

Consolidated Balance Sheets (Unaudited)         June 30,    December 31,
(Dollars in thousands, except share data)         2002         2001
------------------------------------------------------------------------
ASSETS
Cash and due from banks                        $  200,033    $  272,196
Interest-earning deposits
  with financial institutions                      62,497        39,171
Federal funds sold                                     --         8,000
Loans held for sale                                11,648        85,474
Securities available for sale                   2,188,340     1,996,843

Total loans                                     6,859,283     6,473,989
  Less allowance for credit losses               (108,065)     (103,523)
                                               ----------    ----------
       Net loans                                6,751,218     6,370,466

Premises and equipment                            112,068       112,137
Goodwill and other intangibles                     78,323        60,710
Accrued interest receivable and other assets      324,220       275,231
                                               ----------    ----------
    TOTAL ASSETS                               $9,728,347    $9,220,228
                                               ==========    ==========

LIABILITIES
Deposits
  Non-interest-bearing deposits                $  867,553    $  822,436
  Interest-bearing deposits                     6,000,682     5,719,741
                                               ----------    ----------
Total deposits                                  6,868,235     6,542,177
Securities sold under repurchase
  agreements and federal funds purchased          751,908       685,450
Debt and Federal Home Loan Bank advances        1,153,887     1,095,545
Obligated mandatorily redeemable capital
  securities of subsidiary trusts                 109,625       108,600
Accrued interest payable
  and other liabilities                           145,349       140,012
                                               ----------    ----------
    TOTAL LIABILITIES                           9,029,004     8,571,784
                                               ----------    ----------

SHAREHOLDERS' EQUITY
Serial preferred stock, $10.00 par value;
  10,000,000 shares authorized; none issued            --            --
Common stock, no par value;
  150,000,000 shares authorized;
  83,988,472 and 84,011,214 shares
  issued in 2002 and 2001                         596,747       596,397
Retained earnings                                 116,044        86,113
Treasury stock; 1,559,634 and
  2,164,099 shares in 2002 and 2001               (34,339)      (39,505)
Unearned ESOP                                        (123)         (123)
Accumulated other comprehensive income             21,014         5,562
                                               ----------    ----------
    TOTAL SHAREHOLDERS' EQUITY                    699,343       648,444
                                               ----------    ----------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                     $9,728,347    $9,220,228
                                               ==========    ==========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

                                    Three Months Ended     Six Months Ended
(Dollars in thousands,                    June 30,             June 30,
  except per share data)              2002       2001       2002       2001
-----------------------------------------------------------------------------
Interest Income
Loans, including fees               $123,411   $130,886   $245,140   $263,162
Securities
  Taxable                             30,350     29,061     59,626     58,291
  Nontaxable                             450        494        837      1,038
Federal funds sold and other             207        621        414      1,280
                                    --------   --------   --------   --------
  Total interest income              154,418    161,062    306,017    323,771
                                    --------   --------   --------   --------

Interest Expense
Deposits                              45,734     57,270     92,085    117,545
Borrowed funds                        21,331     24,047     42,603     49,704
                                    --------   --------   --------   --------
  Total interest expense              67,065     81,317    134,688    167,249
                                    --------   --------   --------   --------

Net Interest Income                   87,353     79,745    171,329    156,522
Provision for Credit Losses            9,444      8,568     18,765     15,224
                                    --------   --------   --------   --------
Net Interest Income After
  Provision for Credit Losses         77,909     71,177    152,564    141,298
                                    --------   --------   --------   --------

Non-interest Income
Trust services income                  3,564      3,749      7,017      7,455
Service charges and fees on
  deposit accounts                     8,379      7,628     15,989     14,537
Mortgage banking income                4,497      6,054      9,950     10,706
Brokerage & insurance commissions      9,554      5,253     18,286     14,027
Net securities gains                     940        443      1,445      1,368
Other income                           8,262      7,221     15,332     14,426
                                    --------   --------   --------   --------
  Total non-interest income           35,196     30,348     68,019     62,519
                                    --------   --------   --------   --------

Non-interest Expense
Salaries and employee benefits        36,241     30,794     70,988     61,999
Occupancy and equipment expense        9,058      9,001     17,887     18,218
Merger, integration and
   restructuring expense               5,652                 5,652
Amortization expense                   1,197      1,166      2,394      2,324
Other operating expense               17,995     17,199     33,753     34,858
                                    --------   --------   --------   --------
  Total non-interest expense          70,143     58,160    130,674    117,399
                                    --------   --------   --------   --------

Income Before Income Taxes            42,962     43,365     89,909     86,418
Income taxes                          14,064     14,133     29,524     28,349
                                    --------   --------   --------   --------

  Net Income                        $ 28,898   $ 29,232   $ 60,385   $ 58,069
                                    ========   ========   ========   ========

Earnings Per Common Share
  Basic                             $   0.35   $   0.35   $   0.73   $   0.70
  Diluted                           $   0.35   $   0.35   $   0.73   $   0.70

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

                                   Three Months Ended      Six Months Ended
(Dollars in thousands,                   June 30,               June 30,
except per share data)               2002       2001       2002       2001
----------------------------------------------------------------------------
Balance at beginning of period     $671,171   $622,446   $648,444   $609,690

Comprehensive income
Net income                           28,898     29,232     60,385     58,069
Other comprehensive income           19,924      4,871     15,452     12,253
                                   --------   --------   --------   --------
Total comprehensive income           48,822     34,103     75,837     70,322

Common cash dividends               (15,670)   (14,873)   (31,374)   (29,855)
Treasury shares acquired             (7,340)   (11,220)   (13,308)   (20,001)
Treasury shares issued for stock
   option exercises                     861      1,759      2,305      2,513
Shares issued to acquire Celaris
   Group, Inc.                           --         --     15,349         --
Fractional shares & other items       1,499        (52)     2,090       (506)
                                   --------   --------   --------   --------

Balance at end of period           $699,343   $632,163   $699,343   $632,163
                                   ========   ========   ========   ========

Common cash dividends per share    $   0.19   $   0.18   $   0.38   $   0.36

    The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                    Six Months Ended
(Dollars in thousands)                                  June 30,
                                                    2002       2001
-----------------------------------------------------------------------
Net Cash From Operating Activities                $ 113,787   $  37,080
                                                  ---------   ---------
Investing Activities
Net decrease in interest-bearing
  deposits in other banks                           (23,326)     (1,363)
Net increase in federal funds sold                    8,000          --
Securities available for sale:
  Proceeds from maturities and payments             447,980     413,211
  Proceeds from sales                               130,559      74,400
  Purchases                                        (749,833)   (475,177)
Proceeds from sales of loans                         14,612      13,682
Net increase in loans                              (417,276)   (331,731)
Purchases of premises and equipment                  (7,331)     (4,069)
Proceeds from sales of premises and equipment           312       3,016
Proceeds from sales of other real estate              1,657       1,475
Cash paid to acquire Celaris Group, Inc.             (1,000)         --
Cash paid to acquire Value Added Benefits, Ltd.      (1,900)         --
                                                  ---------   ---------
Net cash from investing activities                 (597,546)   (306,556)
                                                  ---------   ---------

Financing Activities
Net increase in deposit accounts                    326,058     204,397
Net increase in federal funds
  and repurchase agreements                          66,458      12,134
Net increase in borrowings
  under bank lines of credit                          3,839      77,808
Net increase in short-term FHLB
  advances                                           83,000      20,000
Proceeds from issuance of debt
 and long-term FHLB advances                        236,443      84,495
Repayment of debt and long-term
  FHLB advances                                    (263,915)    (78,022)
Cash dividends and fractional shares paid           (29,284)    (30,015)
Proceeds from issuance of common stock                2,305       2,513
Treasury stock purchases                            (13,308)    (20,001)
                                                  ---------   ---------
Net cash from financing activities                  411,596     273,309
                                                  ---------   ---------

Net change in cash and due from banks               (72,163)      3,833
Cash and due from banks at beginning of year        272,196     266,359
                                                  ---------   ---------
Cash and due from banks at end of period            200,033     270,192
                                                  =========   =========

Supplemental Disclosures

Interest paid                                     $ 140,568   $ 169,403
Income taxes paid                                    31,602      25,832
Noncash transactions - shares issued
to acquire Celaris Group, Inc.                       15,349

    The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Consolidated Financial Information (Unaudited)

(Dollars in thousands, except per share data)

1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania, West Virginia and Indiana. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services.

The accounting and reporting policies followed by Sky Financial conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments are particularly subject to change.

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2002, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Sky Financial's Annual Report for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

New Accounting Pronouncements

During 2002, the Company adopted Statement of Financial Accounting Standard
(SFAS) No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for legal obligations associated with the sale, abandonment, disposal, recycling or other than temporary removal from service of tangible long-lived assets. SFAS No. 143 requires an asset retirement obligation to be recognized at fair value when it is incurred, if a reasonable estimate of its fair value can be made at the time. Otherwise, the obligation should be recorded as soon as its fair value can be reasonable estimated. This statement, which is effective for the Company on January 1, 2003, is not expected to have a material impact on the Company.

In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment and Disposal of Long-Term Assets." This Statement eliminates the allocation of goodwill to long-lived assets to be tested for impairment and details both a probability-weighted and "primary-asset" approach to estimate cash flows in testing for impairment of a long-lived asset. Adoption of SFAS No. 144 on January 1, 2002 did not have a material effect on the Company.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement eliminates inconsistencies between the required accounting for sale-leaseback transactions. The adoption of SFAS No. 145 during May 2002 did not have a material effect on the Company.

In June 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by US GAAP. Exit or disposal costs will be measured at the fair value and will be subsequently adjusted for changes in estimated cash flows. This statement is effective for the company beginning in fiscal 2003 and is not expected to have a material effect on the Company.

2.   Mergers, Acquisitions and Divestitures

In May 2002, Sky Financial announced that a definitive agreement had been reached to acquire Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (collectively known as Three Rivers). Pursuant to the definitive agreement, stockholders of Three Rivers will be entitled to elect to receive, in exchange for each share of the Three Rivers' common stock held, either $18.27 in cash or .80 shares of the Company, or combination thereof. These election are subject to adjustment to ensure that in aggregate, 75% of Three Rivers' common shares will be exchanged for shares of the Company's common stock and 25% of Three Rivers' common shares will be exchanged for cash. When announced on May 7, 2002, Sky Financial's purchase price was valued at $153.8 million, including the cost to acquire Three River's outstanding stock options. Pending approval by shareholders of Three Rivers and various regulatory agencies, the transaction is expected to close at the beginning of the fourth quarter 2002.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1.9 million in cash.

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

In September 2001, Sky Financial acquired substantially all of the assets of Barney C. Guttman and Associates, Inc., an investment management and financial services firm for $.6 million in cash.

In March 2001, Sky Financial completed the sale of Sky Investments, Inc., its independent broker/dealer business and Sky Insurance Agency, Inc. The sale resulted in a $.634 milion pre-tax gain.

3.   Securities Available for Sale

The unrealized gains and losses and estimated fair values at June 30, 2002 and December 31, 2001 are as follows:

                             Estimated      Gross       Gross
                               Fair      Unrealized   Unrealized
June 30, 2002                 Value         Gains       Losses
----------------------------------------------------------------
U.S. Treasury and U.S.
   Government agencies      $  482,817    $ 9,377      $     --
Obligations of states and
   political subdivisions       29,966        367           (33)
Corporate and other
   securities                   77,611      1,003        (1,859)
Mortgage-backed
   securities                1,492,311     26,875           (43)
                            ----------    -------       -------
Total debt securities
   available for sale        2,082,705     37,622        (1,935)
Marketable equity
   securities                  105,635      7,625        (3,212)
                            ----------    -------      --------
Total securities
   available for sale       $2,188,340    $45,247      $ (5,147)
                            ==========    =======      ========

December 31, 2001
-----------------

U.S. Treasury and U.S.
   Government agencies      $  494,474    $11,717      $     (9)
Obligations of states and
   political subdivisions       32,912        255          (311)
Corporate and other
   securities                   75,744        527        (2,864)
Mortgage-backed
   securities                1,279,227     12,706        (8,044)
                            ----------    -------      --------
Total debt securities
   available for sale        1,882,357     25,205       (11,228)
Marketable equity
   securities                  114,486      7,903        (4,392)
                            ----------    -------      --------
Total securities
   available for sale       $1,996,843    $33,108      $(15,620)
                            ==========    =======      ========

4.   Loans

The loan portfolios are as follows:

                                    June 30, 2002   December 31, 2001
---------------------------------------------------------------------
Real estate loans:
   Construction                      $  319,732        $  295,154
   Residential mortgage               1,522,250         1,675,957
   Non-residential mortgage           1,791,388         1,719,074
Commercial, financial and
   agricultural                       2,305,579         2,127,045
Installment and credit card loans       879,895           638,958
Other loans                              40,439            17,801
                                     ----------        ----------
   Total loans                       $6,859,283        $6,473,989
                                     ==========        ==========

The following table presents the aggregate amounts of non-performing loans on the dates indicated.

                                    June 30, 2002   December 31, 2001
---------------------------------------------------------------------
Non-accrual loans                      $56,876           $33,319
Restructured loans                       3,840               785
                                       -------           -------
Total non-performing loans             $60,716           $34,104
                                       =======           =======

Total non-performing loans increased $26,612 during the six months ended June 30, 2002 primarily as a result of the addition of $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 12 "Commitments and Contingencies" for additional discussion.

5.   Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                           June 30, 2002   December 31, 2001
----------------------------------------------------------------------------
Borrowings under bank lines of credit       $   93,000        $   89,161
Asset backed notes
   2001-A, Class A-1, due December 2011
      at 6.425%                                 31,670            36,155
   2001-A, Class A-2, due December 2011
      at 9.95%                                  45,000            45,000
   2001-B, Class A-1, due July 2012
      at 5.55%                                  49,184            54,215
   2001-B, Class A-2, due July 2012
      at 6.39%                                  49,760            49,760
   2001-C, Class A-1. due January 2013
      at 4.555%                                 31,871            33,000
   2001-C, Class A-2, due January 2013
      at 5.925%                                 72,000            72,000
   2002-A, Class A-1, due July 2018
      at 5.398%                                 60,000                --
   2002-A, Class A-2, due July 2018
      at 6.705%                                 90,000                --
Borrowings under FHLB lines of credit          579,388           662,216
Subordinated note, 7.08%, January 2008          50,000            50,000
Obligated mandatorily redeemable capital
   securities of subsidiary trusts
      Due February 2027 at 9.875%               25,000            25,000
      Due June 2027 at 10.20%                   23,600            23,600
      Due May 2030 at 9.34%                     60,000            60,000
Capital lease obligations                        1,496             1,496
Other items                                      1,543             2,542
                                            ----------        ----------
   Total borrowings                         $1,263,512        $1,204,145
                                            ==========        ==========

SFS's warehouse line of credit is included under bank lines of credit and was $19,161 at December 31, 2001. SFS had no borrowings under the warehouse line of credit at June 30, 2002.

During March 2002, Sky Financial entered into interest rate swap arrangements to exchange the rate of borrowings on $35,000 of the 9.34% trust preferred security due May 2030 and $25,000 of the 9.875% trust preferred security due February 2027 for variable rate payments based on LIBOR plus a spread as defined in the agreement. At June 30, 2002, the swaps had a fair market value of $1,025. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings.

During May 2002, Sky Financial, through one of its affiliates, issued $150,000 of fixed interest rate asset-backed notes to provide term funding for commercial loans.

The expected final payment dates for the asset backed notes listed above are included in the following table:

                           Stated       Expected Final
                        Maturity Date    Payment Date
------------------------------------------------------
2001-A, Class A-1       December 2011    October 2005
2001-A, Class A-2       December 2011       July 2009
2001-B, Class A-1           July 2012       July 2005
2001-B, Class A-2           July 2012      April 2007
2001-C, Class A-1        January 2013    October 2005
2001-C, Class A-2        January 2013     August 2010
2002-A, Class A-1           July 2018    October 2007
2002-A, Class A-2           July 2018       July 2012

6.   Other Comprehensive Income

Other comprehensive income consisted of the following:

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                         2002     2001        2002      2001
-----------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gain (loss)
   arising during period                $32,457   $7,021    $24,567   $22,963
Reclassification adjustment for
   (gains)losses included in income        (940)    (443)    (1,445)   (1,368)
                                        -------   ------    -------   -------
                                         31,517    6,578     23,122    21,595
                                        -------   ------    -------   -------
Cash flow hedge derivatives:
   Adoption of SFAS No.133                                             (1,231)
   Change in fair value of cash flow
      hedge derivatives                    (894)     695         91       270
   Amounts reclassified to
      interest expense                       30      221        560    (1,784)
                                        -------   ------    -------   -------
                                           (864)     916        651    (2,745)
                                        -------   ------    -------   -------

Net unrealized gain (loss)               30,653    7,494     23,773    18,850
Tax effect                               10,729    2,623      8,321     6,597
                                        -------   ------    -------   -------
Total other comprehensive income        $19,924   $4,871    $15,452   $12,253
                                        =======   ======    =======   =======

7.   Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended June 30, 2002 and 2001, 875,970 and 1,651,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2002 and 2001, 1,430,000 and 1,956,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                              Three Months Ended           Six Months Ended
                                    June 30,                  June 30,
                              2002          2001          2002          2001
--------------------------------------------------------------------------------
Numerator:
Net income                 $    28,898   $    29,232   $    60,385   $    58,069
                           ===========   ===========   ===========   ===========

Denominator:
Weighted-average
   common shares
   outstanding (basic)      82,358,000    82,694,000    82,343,000    82,919,000
Effect of stock options        872,000       587,000       801,000       504,000
                           -----------   -----------   -----------   -----------
Weighted-average
   common shares
   outstanding (diluted)    83,230,000    83,281,000    83,144,000    83,423,000
                            ==========   ===========   ===========   ===========

Earnings per share:
Basic                      $      0.35   $      0.35   $      0.73   $      0.70
Diluted                    $      0.35          0.35          0.73          0.70

8.   Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2002, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

Sky Financial and its bank have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determinations have been made evaluating Sky Financial and its bank under Tier I, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well capitalized categorizations of Sky Financial and its bank subsidiary. Sky Financial's capital ratios are presented in the following table:

                                   June 30, 2002   December 31, 2001
--------------------------------------------------------------------
Total adjusted average assets
   for leverage ratio               $9,551,205        $9,052,525
Risk-weighted assets and
   off-balance-sheet financial
   instruments for capital ratio     7,881,746         7,329,032
Tier I capital                         702,591           684,685
Total risk-based capital               854,204           830,000

Leverage ratio                             7.4%              7.6%
Tier I capital ratio                       8.9               9.3
Total capital ratio                       10.8              11.3

Capital ratios applicable to Sky Financial's banking subsidiary at June 30, 2002 were as follows:

                                                         Total
                                             Tier I    Risk-based
                                  Leverage   Capital    Capital
-----------------------------------------------------------------
Regulatory Capital Requirements
   Minimum                          4.0%       4.0%        8.0%
   Well-capitalized                 5.0        6.0        10.0
Actual ratio
   Sky Bank                         6.6        8.6        10.7

In September, 2001, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to an additional 2.5% (or approximately 2 million shares) of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. The shares reacquired are held as treasury stock and reserved for use in future stock dividends and use in its stock option plans or general corporate purposes. As of June 30, 2002, Sky Financial had repurchased approximately 625,000 shares of common stock pursuant to its 2001 repurchase program.

9.   Goodwill and Intangible Assets

Net goodwill at June 30, 2002 and December 31, 2001, was $52,123 and $33,912 respectively. Effective January 1, 2002, Sky Financial adopted new accounting guidance changing post-acquisition accounting for goodwill and certain intangible assets. In accordance with this guidance, goodwill is not amortized but is reviewed annually for impairment. Sky Financial has completed the initial impairment test required by the new guidance and determined that goodwill recorded at January 1, 2002 is not impaired.

The following table presents a reconciliation between originally reported net income and net income adjusted for the effect of the new accounting pronouncement:

                            Three Months Ended   Six Months Ended
                                 June 30,             June 30,
                              2002      2001       2002      2001
------------------------------------------------------------------
Net income                  $28,898   $29,232    $60,385   $58,069
Effect of Goodwill
  amortization expense
  (net of tax)                   --       303         --       605
                            -------   -------    -------   -------
Net income (adjusted)       $28,898   $29,535    $60,385   $58,674
                            =======   =======    =======   =======

Basic earnings per share:
   Reported net income      $  0.35   $  0.35    $  0.73   $  0.70
   Goodwill amortization         --       .01         --       .01
                            -------   -------    -------   -------
   Adjusted net income      $  0.35   $  0.36    $  0.73   $  0.71
                            =======   =======    =======   =======

There was no impact on diluted earnings per share for the adoption of this new accounting pronouncement.

Net other intangible assets at June 30, 2002 and December 31, 2001 were $26,200 and $26,598, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with the company's policy. For the years ended December 31, 2003 through 2007, estimated future amortization expense is approximately $4,930 per year.

10.  Line of Business Reporting

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

Selected segment information for the three months ended June 30, 2002 and 2001 is included in the following tables:

                                                   Financial       Sky       Parent
Three Months Ended                    Community     Service     Financial      and
June 30, 2002                          Banking     Affiliates   Solutions     Other      Total
-------------------------------------------------------------------------------------------------
Net interest income                   $   83,824     $   226     $  4,384   $ (1,081)  $   87,353
Provision for credit losses                7,574         180        1,690         --        9,444
                                      ----------     -------     --------   --------   ----------
Net interest income after provision       76,250          46        2,694     (1,081)      77,909
Other income                              23,567      12,615          793     (1,779)      35,196
Other expenses                            51,310      10,698        6,070      2,065       70,143
                                      ----------     -------     --------   --------   ----------
Income (loss) before income taxes         48,507       1,963       (2,583)    (4,925)      42,962
Income taxes                              16,200         760         (944)    (1,952)      14,064
                                      ----------     -------     --------   -------   ----------
Net income (loss)                     $   32,307     $ 1,203     $ (1,639)  $ (2,973)  $   28,898
                                      ==========     =======     ========   ========   ==========

Goodwill at April 1, 2002             $   29,561     $40,447     $     --   $     --   $   70,008
Acquired goodwill                             --         799           --         --          799
                                      ----------     -------     --------   --------   ----------
Goodwill at June 30, 2002             $   29,561     $41,246     $     --   $     --   $   70,807
                                      ==========     =======     ========   ========   ==========

Average assets                         8,894,636      81,398      477,264    107,558    9,560,856
Depreciation and amortization              4,118         759          147       (361)       4,663

                                                   Financial       Sky       Parent
Three Months Ended                    Community     Service     Financial      and
June 30, 2001                          Banking     Affiliates   Solutions     Other      Total
-------------------------------------------------------------------------------------------------
Net interest income                   $   78,800     $   336     $  1,850    $(1,241)  $   79,745
Provision for credit losses                6,139         425        2,004         --        8,568
                                      ----------     -------     --------    -------   ----------
Net interest income after provision       72,661         (89)        (154)    (1,241)      71,177
Other income                              20,828       8,529          458        533       30,348
Other expenses                            45,385       7,282        3,884      1,609       58,160
                                      ----------     -------     --------    -------   ----------
Income (loss) before income taxes         48,104       1,158       (3,580)    (2,317)      43,365
Income taxes                              16,064         511       (1,271)    (1,171)      14,133
                                      ----------     -------     --------    -------   ----------
Net income (loss)                     $   32,040     $   647     $ (2,309)   $(1,146)  $   29,232
                                      ==========     =======     ========    =======   ==========

Average assets                         8,142,840      61,160      205,017     95,653    8,504,670
Depreciation and amortization              2,981         334          139      1,138        4,592

Selected segment information for the six months ended June 30, 2002 and 2001 is included in the following tables:

                                                   Financial       Sky     Parent
Six Months Ended                      Community     Service     Financial    and
June 30, 2002                          Banking     Affiliates   Solutions   Other       Total
-----------------------------------------------------------------------------------------------
Net interest income                   $  165,471    $   502     $  8,012   $(2,656)  $  171,329
Provision for
   credit losses                          15,578        360        2,827        --       18,765
                                      ----------    -------     --------   -------   ----------
Net interest income
  after provision                        149,893        142        5,185    (2,656)     152,564
Other income                              43,667     24,966        1,515    (2,129)      68,019
Other expenses                            99,495     21,439       11,411    (1,671)     130,674
                                      ----------    -------     --------   -------   ----------
Income (loss) before
   income taxes                           94,065      3,669       (4,711)   (3,114)      89,909
Income taxes                              31,267      1,427       (1,687)   (1,483)      29,524
                                      ----------    -------     --------   -------   ----------
Net income (loss)                     $   62,798    $ 2,242     $ (3,024)  $ 1,631)  $   60,385
                                      ==========    =======     ========   =======   ==========

Goodwill at January 1, 2002           $   29,561    $22,339     $     --   $    --   $   51,900
Goodwill change
   during period                              --     18,907           --        --       18,907
                                      ----------    -------     --------   -------   ----------
Goodwill at June 30, 2002             $   29,561    $41,246     $     --   $    --   $   70,807
                                      ==========    =======     ========   =======   ==========

Average assets                         8,814,440     78,229      437,522    94,288    9,424,479
Depreciation and
   amortization                            7,365        353          291     1,368        9,377

                                                   Financial      Sky       Parent
Six Months Ended                      Community    Service     Financial     and
June 30, 2001                          Banking    Affiliates   Solutions    Other        Total
-----------------------------------------------------------------------------------------------
Net interest income                   $  155,208    $   721    $  3,074    $ (2,481)  $  156,522
Provision for
   credit losses                          11,210        575       3,439          --       15,224
                                      ----------    -------    --------    --------   ----------
Net interest income
   after provision                       143,998        146        (365)     (2,481)     141,298
Other income                              38,473     21,081       1,014       1,951       62,519
Other expenses                            89,970     17,932       7,559     t  1,938      117,399
                                      ----------    -------    --------    --------   ----------
Income (loss) before
   income taxes                           92,501      3,295      (6,910)     (2,468)      86,418
Income taxes                              30,797      1,410      (2,458)     (1,400)      28,349
                                      ----------    -------    --------    --------   ----------
Net income (loss)                     $   61,704    $ 1,885    $ (4,452)   $ (1,068)  $   58,069
                                      ==========    =======    ========    ========   ==========

Average assets                         8,093,183     62,901     177,312     102,386    8,435,782
Depreciation and
   amortization                            5,986        711         281       2,290        9,268

11.  Merger, Integration and Restructuring Expense

During June 2002, Sky Financial recorded merger, integration and restructuring charges totaling $5,652 ($3,673 after tax or $.04 per diluted share). This charge consisted of $1,401 related to severance and employee related expenses and $373 in fixed asset impairment and lease abandonment costs. Additionally, $411 in fixed asset additions and $3,467 in other synergy costs were incurred to support Sky's new technology platform during the second quarter. Cash payments for these charges will be made during the remainder of 2002 and be completed in 2003.

The following is a summery of activity in the merger, integration and restructuring liability for the six months ended June 30, 2002:

Beginning balance     $ 4,208
Accruals                5,652
Cash payments          (2,499)
                      -------
Ending balance        $ 7,361
                      =======

12.  Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $22.8 million. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with legal counsel, management believes that the credits are well secured and the prospects for recovery of all principal and interest are good. The entire portfolio has been placed on non-accrual status pending outcome of the litigation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended June 30, 2002 and 2001

Results of Operations

Operating earnings, which exclude non-recurring items, were $32,572 for the second quarter of 2002, an increase of $3,340 compared to the second quarter of 2001 operating earnings of $29,232. Diluted operating earnings per common share for the second quarter of 2002 was $0.39 ($0.40 basic) as compared to $0.35 ($0.35 basic) for the second quarter of 2001). On an operating basis, return on average equity (ROE) and return on average assets (ROA) were 18.91% and 1.37%, respectively, for the second quarter of 2002 compared to 18.67% and 1.38%, respectively, in 2001.

On a reported basis, net income was $28,898 for the three months ended June 30, 2002, a decrease of $334 compared to the same period in 2001. Reported net income includes $3,673 in after-tax non-recurring expenses related to Sky's implementation of a new technology platform company-wide. For the second quarter of 2002, ROE and ROA were 16.78% and 1.21%, respectively, on a reported basis compared to 18.67% and 1.38%, respectively, in 2001. Diluted earnings per common share for the three months ended June 30, 2002 was $.35 ($.35 basic), consistent with the same period in 2001.

Business Line Results

Sky Financial's business line results for the second quarter ended June 30, 2002 and 2001 are summarized in the table below.

                                  Net Income (Loss)
Quarter Ended June 30,             2002        2001
---------------------------------------------------
Community Banking                 $32,307   $32,040
Financial Service Affiliates        1,203       647
Sky Financial Solutions, Inc.      (1,639)   (2,309)
Parent and Other                   (2,973)   (1,146)
                                  -------   -------
Consolidated Total                $28,898   $29,232
                                  =======   =======

The community banking net income for the second quarter of 2002 increased slightly from 2001 second quarter earnings. This was primarily due to an increase in net interest income and service charges on deposits and gains on securities available for sale, offset by decreases in mortgage banking income and a higher provision for loan loss. In addition, the community banking's net income was lowered by the merger of the Company's technology services affiliate into its community banking operations, resulting in higher employee costs offset by lower equipment costs. The community banking efficiency ratio was 47.4% for the second quarter of 2002 compared to 45.2% in the second quarter of 2001. The 2002 community banking results reflect a ROE of 19.69% and a ROA of 1.46% compared to 21.87% and 1.58%, respectively, in the second quarter of 2001.

Sky Financial Solutions' loss decreased for the second quarter of 2002 as compared to the same period in 2001 due to increased interest income as a result of the continued growth in its retained loan portfolio. During the three months ended June 30, 2002, Sky Financial Solutions added $63 million in new loans to its portfolio.

The financial service affiliates' net income increased as compared to 2001 as a result of the acquisition of two insurance companies during the year, offset by a decline in net income at the company's trust operations.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The results for the second quarter of 2002 include after-tax non-recurring charges of $3,673 related to Sky's implementation of a new technology platform.

Net Interest Income

Net interest income for the second quarter of 2002 was $87,353, an increase of $7,608 or 9.5% from $79,745 in the second quarter of 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 12.3% from the second quarter last year, with continued strong growth in average loans, increasing 10.4% from last year due in part to average loan growth at SFS of $238,857 from the second quarter last year. Average deposits increased 14.0% from the same quarter last year, which included organic growth of 8.5% and the October 2001 acquisition of ten branches with $289 million in deposits. Sky Financial's net interest margin for the three months ended June 30, 2002 was 3.94%, a decrease of 1 basis points from last quarter and 11 basis points from the second quarter a year ago. The net interest rate margin was positively impacted by $689 of net interest earned from interest rate swaps on the Company's trust preferred securities, but was ultimately lower during the second quarter of 2002 as compared to the same period in 2001 due to the initial lower spread earned on the branch deposits acquired in the fourth quarter of last year.

The following table reflects the components of Sky Financial's net interest income for the three months ended June 30, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins

                                             Three Months Ended             Three Months Ended
(Dollars in thousands)                          June 30, 2002                   June 30, 2001
------------------------------------------------------------------------------------------------
                                      Average                         Average
                                      Balance     Interest   Rate     Balance    Interest   Rate
------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits            $   43,176   $    180   1.67%  $   14,434   $    293   8.14%
Federal funds sold and other              7,189         27   1.50       24,200        328   5.44
Securities                            2,215,580     31,657   5.73    1,850,250     29,918   6.49
Loans                                 6,710,375    123,411   7.38    6,092,795    131,392   8.65
                                     ----------   --------          ----------   --------
Total interest-earning assets         8,976,320    155,275   6.94    7,981,679    161,931   8.14
                                                                                 --------

Non-earning assets                      584,535                        522,991
                                     ----------                     ----------
Total assets                         $9,560,855                     $8,504,670
                                     ==========                     ==========
Interest-bearing liabilities
Demand deposits                      $  101,255   $    172   0.68%  $  159,353   $  1,096   2.76%
Savings deposits                      2,680,407      9,567   1.43    1,882,379      9,705   2.07
Time deposits                         3,322,421     35,995   4.35    3,276,652     46,469   5.69
                                     ----------   --------          ----------   --------
Total interest-bearing deposits       6,104,083     45,734   3.01    5,318,384     57,270   4.32

Short-term borrowings                   662,410      3,061   1.85      679,431      7,157   4.23
Trust preferred securities              108,600      2,127   7.86      108,600      2,615   9.66
Debt and FHLB advances                1,063,265     16,143   6.09      925,653     14,275   6.19
                                     ----------   --------          ----------   --------
Total interest-bearing liabilities    7,938,358     67,065   3.39    7,032,068     81,317   4.64
                                                  --------                       --------

Non-interest-bearing liabilities        931,675                        844,555
Shareholders' equity                    690,822                        628,047
                                     ----------                     ----------
Total liabilities and equity         $9,560,855                     $8,504,670
                                     ==========                     ==========
Net interest income, fully
   taxable equivalent and
   Net interest spread                            $ 88,210   3.55%               $ 80,614   3.50%
                                                  ========                       ========
Net interest income, fully
   taxable equivalent to
   earning assets                                            3.94%                          4.05%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in

Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $876 or 10.2% to $9,444 in the second quarter of 2002 compared to $8,568 in the second quarter of 2001. The higher provision for credit losses in the second quarter of 2002 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $6,721 or 0.40% (annualized) of average loans during the three months ended June 30, 2002, compared to $5,930 or 0.39% (annualized) for the same period in 2001.

                              June 30,   December 31,   June 30,
                                2002         2001         2001
----------------------------------------------------------------
Allowance for credit losses
   as a percentage of loans      1.58%        1.60%        1.58%
Allowance for credit losses
   as a percentage of
   non-performing loans        177.98       303.55       376.50

Allowance for credit losses as a percentage of non-performing loans for the second quarter of 2002 decreased compared to the second quarter of 2001 as a result of the transfer of four related loans aggregating $22.8 million to non-accrual status. See section titled "Non-Performing Assets" of management's discussion and analysis for further information.

Non-Interest Income

Non-interest income was $35,196 for the second quarter increasing 16.0% from $30,348 in the same period last year. Brokerage and insurance commissions were $9,554 for the quarter up $4,301, or 81.9% from the prior year. The increases reflect the acquisitions of two insurance agencies in 2002, Value Added Benefits in April and Celaris Group in January. Service charges on deposits were $8,379, up $751, or 9.8% from last year, attributable mainly to the strong growth in deposits from last year. Mortgage banking revenues were $4,497 for the second quarter, down $1,557, or 25.7% from the second quarter last year due to a comparative decrease in mortgage refinancing activity. Other non-interest income was $8,262 for the three months ended June 30, 2002, up 14.4% as compared to the same period of the previous year, due mainly to increased income from investment partnerships.

Non-Interest Expense

On a reported basis, non-interest expense for the second quarter was $70,143, which included $5,652 of non-recurring expenses mainly related to the implementation of Sky's new technology platform. Excluding non-recurring charges, non-interest expense for the second quarter was $64,491 compared to $58,160 in the second quarter last year. The increase in the second quarter was due primarily to the increase in salary and other employee costs as a result of both the acquisition of two insurance agencies during 2002 and the acquisition of ten banking centers during the fourth quarter of 2001. The efficiency ratio was 52.26% for the second quarter of 2002, compared to 52.41% for the same quarter last year.

Income Taxes

The provision for income taxes for the second quarter of 2002 decreased $69 to $14,064 from $14,133 for the same period in 2001. The effective tax rate for the three months ended June 30, 2002 32.7% as compared to 32.6% for the same period in 2001.

Six Months Ended June 30, 2002 and 2001

Results of Operations

Operating earnings, which exclude non-recurring items, were $64,059 for the six months ended June 30, 2002, an increase of $6,402 compared to $57,657 for the same period in 2001. Diluted operating earnings per common share for the six months ended June 30, 2002 was $.77 ($.78 basic), as compared to $.69 ($.70 basic) for the same period in 2001. On an operating basis, return on average equity (ROE) and return on average assets (ROA) were 18.95% and 1.37%, respectively, for the second quarter of 2002 compared to 18.73% and 1.38%, respectively, in 2001.

On a reported basis, net income was $60,385 for the six months ended June 30, 2002, an increase $2,316 compared to $58,069 for the same period in 2001. During the six months ended June 2002, Sky Financial recorded $3,673 in after-tax non-recurring expenses related to Sky's implementation of a new technology platform company-wide. In addition, results for the six months ended June 30, 2001 include the sale of the Company's independent broker/dealer business realizing an after-tax non-recurring gain of $412. For the first six months of 2002, ROE and ROA were 17.86% and 1.29%, respectively, on a reported basis compared to 18.86% and 1.39%, respectively, for the same period in 2001. Diluted earnings per common share for the six months ended June 30, 2002 was $.73 ($.73 basic), as compared to $.70 ($.70 basic) for the six months ended June 30, 2001.

Business Line Results

Sky Financial's business line results for the six months ended June 30, 2002 and 2001 are summarized in the table below.

                                                 Net Income (Loss)
Six Months Ended June 30,                         2002       2001
-------------------------------------------------------------------

Community Banking                               $ 62,798   $ 61,704
Financial Service Affiliates                       2,242      1,885
Sky Financial Solutions, Inc.                     (3,024)    (4,452)
Parent and Other                                  (1,631)    (1,068)
                                                --------   --------
Consolidated Total                              $ 60,385   $ 58,069
                                                ========   ========

The community banking net income increased for the six months ended June 30, 2002 as compared with earnings for the same period in 2001. This was primarily due to increased net interest income, service charges on deposits and gains on securities available for sale, offset by decreases in mortgage banking income and a higher provision for loan loss during the first six months of the year. In addition, the community banking's net income was lowered by the merger of the Company's technology services affiliate into its community banking operations, resulting in higher employee costs offset by lower equipment costs. The community banking efficiency ratio was 47.2% for the six months ended June 30, 2002 compared to 46.0% for the same period in 2001. The 2002 community banking results reflect a ROE of 19.54% and a ROA of 1.44% compared to 21.61% and 1.54%, respectively, for the same period in 2001.

Sky Financial Solutions' loss decreased for the six months ended 2002 as compared to the same period in 2001 due to increased interest income as a result of the continued growth in its retained loan portfolio. During the six months ended June 30, 2002, Sky Financial Solutions added $120 million in new loans to its portfolio.

The financial service affiliates' net income increased as compared to 2001 as a result of the acquisition of two insurance companies during the year, offsetting a decline in net income at the company's trust operations.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The results for the six months ended June 30, 2002 include after-tax non-recurring charges of $3,673 related to Sky's implementation of a new technology platform.

Net Interest Income

Net interest income for the six months ended June 30, 2002 was $171,329, an increase of $14,807 or 9.5% from $156,522 for the six months ended June 30, 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets at June 30, 2002 increased 12.5% as compared to June 30, 2001, with continued strong growth in average loans, increasing 10.6% from last year, due in part to average loan growth at SFS of $234,920 at June 30, 2002 as compared to June 30, 2001. Average deposits increased 14.5% from this time last year, which included organic growth of 9.7% and the October 2001 acquisition of ten branches with $289 million in deposits. Sky Financial's net interest margin for the six months ended June 30, 2002 was 3.95%, a decrease of 9 basis points from the same period a year ago. The net interest rate margin was positively impacted by $859 of net interest earned from interest rate swaps on the Company's trust preferred securities, but was ultimately lower during the second quarter of 2002 as compared to the same period in 2001 due to the initial lower spread earned on the branch deposits acquired in the fourth quarter of last year.

The following table reflects the components of Sky Financial's net interest income for the six months ended June 30, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

SKY FINANCIAL GROUP, INC.

Average Balance Sheets and Net Interest Margins

(Dollars in thousands)                    Six Months Ended               Six Months Ended
                                            June 30, 2002                  June 30, 2001
--------------------------------------------------------------------------------------------------
                                      Average                        Average
                                      Balance     Interest   Rate    Balance     Interest   Rate
--------------------------------------------------------------------------------------------------
Interest-earning assets
Interest-earning deposits            $   36,142   $    322   1.67%  $   14,943   $    529    7.14%
Federal funds sold and other             12,093         93   1.71       27,625        751    5.48
Securities                            2,158,061     62,188   5.81    1,822,712     60,103    6.65
Loans                                 6,637,938    245,140   7.42    6,035,079    264,164    8.83
                                     ----------   --------          ----------   --------
Total interest-earning assets         8,844,234    307,743   7.00    7,900,359    325,547    8.31
                                                                                 --------

Non-earning assets                      580,245                        535,423
                                     ----------                     ----------
Total assets                         $9,424,479                     $8,435,782
                                     ==========                     ==========

Interest-bearing liabilities
Demand deposits                      $  103,781   $    419   0.81%  $  150,005   $  2,024    2.72
Savings deposits                      2,578,837     18,768   1.47    1,869,335     21,888    2.36
Time deposits                         3,317,617     72,898   4.43    3,242,654     93,633    5.82
                                     ----------   --------          ----------   --------
Total interest-bearing deposits       6,000,235     92,085   3.09    5,261,994    117,545    4.50
Short-term borrowings                   686,652      6,375   1.87      688,348     15,817    4.63
Trust preferred securities              108,275      4,508   8.40      108,600      5,201    9.66
Debt and FHLB advances                1,065,588     31,719   5.94      903,379     28,686    6.40
                                     ----------   --------          ----------   --------
Total interest-bearing liabilities    7,860,750    134,687   3.46    6,962,321    167,249    4.84
                                                                                 --------

Non-interest-bearing liabilities        881,863                        852,720
Shareholders' equity                    681,866                        620,741
                                     ----------                     ----------
Total liabilities and equity         $9,424,479                     $8,435,782
                                     ==========                     ==========

Net interest income, fully
  taxable equivalent and
  Net interest spread                             $173,056   3.56%               $158,298    3.47%
                                                  ========                       ========
Net interest income, fully
  taxable equivalent to
  earning assets                                             3.95%                           4.04%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,541 or 23% to $18,765 in the six months ended June 30, 2002 compared to $15,224 for the same period in 2001. The higher provision for credit losses for the six months ended June 30, 2002 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $14,223 or 0.43% (annualized) of average loans during the six months ended June 30, 2002, compared to $10,189 or 0.34% (annualized) for the same period in 2001.

Non-Interest Income

Non-interest income was $68,019 for the six months ended June 30, 2002, up from $62,519 in the same period last year. Brokerage and insurance commissions were $18,286 for the first six months of 2002, up $4,259, or 30.4% from the prior year. The increases reflect the acquisitions of two insurance agencies in 2002, Value Added Benefits in April and Celaris Group in January. Service charges on deposits were $15,989, up $1,452, or 10% from last year, attributable mainly to the strong growth in deposits from last year. Mortgage banking revenues were $9,950 for the six months ended June 30, 2002, down $756, or 7.1% from the same period last year due to a comparative decrease in mortgage refinancing activity. Other non-interest income was $15,332 for the six months ended June 30, 2002, up 6.3% as compared to $14,426 during the same period of the previous year, due mainly to increased income from investment partnerships. Other non-interest income for the six months ended June 30, 2001 also included the sale of the Company's independent broker/dealer business realizing an after-tax non-recurring gain of $412.

Non-Interest Expense

On a reported basis, non-interest expense for the six months ended June 30, 2002 was $130,674, which included $5,652 of non-recurring expenses mainly related to the implementation of Sky's new technology platform. Excluding non-recurring charges, non-interest expense for the six months ended June 30, 2002 was $125,022 an increase of $7,623 as compared to $117,399 for the same period in the previous year and is due primarily increases in salary and other employee costs as a result of both the acquisition of two insurance agencies during 2002 and the acquisition of ten banking centers during the fourth quarter of 2001. The efficiency ratio was 51.86% for the six months ended June 30, 2002, compared to 53.32% for the same period last year.

Income Taxes

The provision for income taxes for the six months ended June 30, 2002 increased $1,175 to $29,524 from $28,349 for the same period in 2001. The effective tax rate for the three months ended June 30, 2002 was 32.8%, unchanged as compared to the same period in 2001.

Balance Sheet

At June 30, 2002, total assets were $9,728,347, an increase of $508,119 from December 31, 2001. The increase was primarily attributable to increases in loans of $385,294, securities available for sale of $191,497 and other assets of $66,602. The increases were partially offset by a reduction in cash and interest earning deposits of $48,837, a decrease in loans held for sale of $73,826, a decrease in federal funds sold of $8,000 and an increase in allowance for credit losses of $4,542. The net growth in assets was funded primarily by growth in total deposits, up $326,058, and an increase in borrowed funds of $125,825. Shareholders' equity totaled $699,343 at June 30, 2002, increasing $50,899 from December 31, 2001. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2002 totaled $29,011. Other comprehensive income increased by $15,452, primarily due to an increase in the market value of securities available for sale. Additionally, treasury stock decreased $5,166 due to an increase in stock option exercises, offset by continued repurchasing of shares by Sky Financial, as authorized by its Board of Directors (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                 June 30,   December 31,   June 30,
                                   2002         2001         2001
-------------------------------------------------------------------
Non-accrual loans                $56,876      $33,319      $25,029
Restructured loans                 3,840          785        1,079
                                 -------      -------      -------
Total non-performing loans        60,716       34,104       26,108
Other real estate owned            4,179        2,467        2,367
                                 -------      -------      -------
Total non-performing assets      $64,895      $36,571      $28,475
                                 =======      =======      =======

Loans 90 days or more past due
  and not on non-accrual         $ 9,200      $15,902      $ 8,582
Non-performing loans to
  total loans                       0.89%        0.53%        0.42%
Non-performing assets to
  total loans plus other
  real estate owned                 0.95         0.56         0.46
Allowance for credit losses to
  total non-performing loans      177.98       303.55       376.50
Loans 90 days or more past due
  and not on non-accrual to
  total loans                       0.13         0.25         0.14

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $46,760 and $45,616 at June 30, 2002 and December 31, 2001, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased from $33,319 at December 31, 2001 to $56,876 million at June 30, 2002 primarily as a result of the addition of $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies issued by three creditworthy insurance companies. Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

As of June 30, 2002, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.

Allowance for Credit Losses

The following table presents a summary of Sky Financial's credit loss experience for the six months ended June 30, 2002 and 2001.

                                              Six Months Ended
                                                  June 30,
                                               2002       2001
--------------------------------------------------------------------------------

Balance of allowance at beginning of year   $103,523    $ 93,261

Loans charged-off:
  Real estate                                 (4,037)       (853)
  Commercial and agricultural                 (3,283)     (5,797)
  Installment and credit card                 (9,897)     (6,916)
  Other loans                                   (541)         --
                                            --------    --------
    Total loans charged-off                  (17,758)    (13,566)
                                            --------    --------
Recoveries:
  Real estate                                    338         300
  Commercial and agricultural                    463       1,013
  Installment and credit card                  2,734       2,032
  Other loans                                     --          32
                                            --------    --------
    Total recoveries                           3,535       3,377
                                            --------    --------
Net loans charged-off                        (14,223)    (10,189)
Provision charged to operating expense        18,765      15,224
                                            --------    --------
Balance of allowance at end of period       $108,065    $ 98,296
                                            ========    ========

Ratio of net charge-offs to
  average loans outstanding                     0.43%       0.34%
Allowance for credit losses
  to total loans                                1.58        1.58
Allowance for credit losses
  to total non-performing loans               177.98      376.50

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

The following table sets forth Sky Financial's allocation of the allowance for credit losses as of June 30, 2002 and December 31, 2001.

                              June 30, 2002   December 31, 2001
---------------------------------------------------------------
Construction                     $  2,277         $  2,387
Real estate                        29,562           29,332
Commercial, financial
  and agricultural                 42,654           33,468
Installment and credit card        24,226           25,756
Other loans                            14            1,099
Unallocated                         9,332           11,481
                                 --------         --------
  Total                          $108,065         $103,523
                                 ========         ========

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

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2002, securities and other short term investments with maturities of one year or less totaled $18,978. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $385,595 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2002, the banking subsidiary had total credit availability with the FHLB of $703,256, of which $579,388 was outstanding.

On March 6, 2002, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 5, 2003. At June 30, 2002, Sky Financial had borrowings of $93,000 under this agreement.

Sky Financial, through SFS, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At June 30, 2002, the was no outstanding balance under the warehouse line of credit. SFS has outstanding term funding of $429,485 at June 30, 2002 through the issuance of collateralized notes in a private placement. This amount includes term funding of $150,760 that was completed in May 2002 through the issuance of collateralized notes in a private placement in the 144A market.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its banking subsidiary. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary's earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $11,818 at June 30, 2002.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 2002, Sky Financial's gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was slightly negative for six months and one year and therefore does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."

Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition and reorganization transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial's management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial's customers; customer reaction to and unforeseen complications with respect to Sky Financial's restructuring or integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions or migrations to a single platform system; and other risks identified from time-to-time in Sky Financial's other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Sarbanes - Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes - Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Although much of the act is still being assessed, we do not anticipate any significant changes in the operations of and reporting by the Company as a result of the Act. In accordance with the requirements of the Sarbanes - Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and chief financial officer accompany this report as filed with the SEC.

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at June 30, 2002 and December 31, 2001. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 200 basis points and up and down 100 basis points. Down 200 basis points was not measured due to the low probability of such a decline.

The following table presents the potential ratio of Sky Financial's interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) divided by its interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period), commonly referred to as the "interest rate sensitivity gap" or "gap", over a six month time period and a twelve month time period.

               June 30,   ALCO Guidelines
                 2002        Max   Min
-----------------------------------------
Six Month        99.5%       125%  95%
Twelve Month     99.5%       125%  95%

Sky Financial also utilizes interest rate swaps to effectively move its liability interest rate re-pricing down the yield curve to more effectively match the re-pricing characteristics of its assets.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income to sudden and sustained 200 basis-point changes in market rates.

                        June 30,   December 31,
                          2002         2001       Guidelines
------------------------------------------------------------
One Year Net Interest
  Income Change
   +200 Basis points     (4.3)%        (.2)%        (10.0)%
   +100 Basis points     (1.4)        (.03)          (5.0)%
   -100 Basis points     (2.7)        (.27)          (5.0%)

The projected volatility of net interest income and the net present value of equity rates to a + 200 basis points change and +/- 100 basis point change at June 30, 2002 and December 31, 2001 fall within the ALCO guidelines.

At June 30, 2002, a 200 basis point increase in the market rates would impact the Company's economic value of equity by (5.7)%. A 100 basis point increase and decrease in market rates would impact the Company's economic value of equity by (1.2)% and (4.6)%, respectively.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools and a warehouse line of credit to finance lease pools. These loans, totaling $30 million with a current outstanding balance of $22.8 million, are secured by assignments of the payment streams from the underlying leases, surety bonds, and a limited guarantee from the sole member of the commercial borrower. Sky Bank, in addition to numerous other financial institutions, has been named in two separate lawsuits filed by Illinois Union Insurance Company ("IU") in Federal District Court, District of Nevada and RLI Insurance Company ("RLI") in Federal District Court, Southern District of California. Both IU and RLI are seeking to rescind surety bonds or collateral security insurance policies that were assigned to Sky Bank by the borrower as credit enhancements for lease pools. The surety companies allege that the originator of the lease fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void.

Sky Financial has made demand for payment from IU, RLI and a third surety, Royal Indemnity Insurance Company ("Royal") under the relevant bonds and insurance policies. IU, RLI and Royal (the "Sureties") have failed to make the payments required under the surety bonds and insurance policies. As a result, on April 11, 2002, Sky Financial filed suit against each of the Sureties in the Court of Common Pleas, Cuyahoga County, Ohio, which were subsequently removed to Federal District Court, Northeastern District of Ohio, Eastern Division. Sky Financial's complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds.

RLI and IU have filed motions to transfer the cases to federal court in San Diego and Las Vegas, respectively.

Sky Financial has reviewed the relevant matters of fact and law with special counsel and believes that it has substantial and meritorious claims against the Sureties, due in part to the fact that under the terms of the bonds, the Sureties undertake the responsibility for all credit and fraud underwriting, and waive all defenses associated with the bonds, including defenses of fraud. Sky Financial has and will continue to vigorously exercise all the rights and remedies available to it to obtain payment under the bonds.

While the ultimate outcome of the matter cannot be determined at this time, Sky Financial management does not believe that the outcome of any of these pending legal proceedings will materially affect the consolidated financial position of Sky Financial.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 17, 2002, ballot totals for the election of five (5) Class I Directors to serve a three-year term until the Annual Meeting of Shareholders in 2005 were as follows:

Class I Directors
Term Expires 2005       FOR        WITHHELD
-------------------------------------------
Marty E. Adams       65,896,411     916,434
Jonathon A. Levy     65,858,936     953,909
Thomas J. O'Shane    65,627,378   1,185,467
Edward J. Reiter     65,992,354     820,494
C.Gregory Spangler   65,728,840   1,084,005

Total shares voted were 66,812,845 or 81.04% of the outstanding shares.

The following incumbent Class II and Class III Directors who were not nominees for election at the April 17, 2002 Annual Meeting were as follows:

Gregory N. Chandler II            James C. McBane
Robert C. Duvall                  Gregory L. Ridler
D. James Hilliker                 Emerson J. Ross, Jr.
Richard R. Hollington, Jr.        Robert E. Spitler
Fred H. Johnson III               Joseph N. Tosh II
Gerard P. Mastroianni

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

SKY FINANCIAL GROUP, INC.


/s/ Kevin T. Thompson
------------------------------
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE:  August 14, 2002
SKY FINANCIAL GROUP, INC.

                                  EXHIBIT INDEX

Exhibit No.   Description                                      Page Number

  (11.1)      Statement Re Computation of Earnings
                Per Common Share
                    The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for June 30, 2002.