Form 10-Q
period 2002-09-30
SKY FINANCIAL GROUP INC
filed 2002-11-13
CIK 855876

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the Registrant's common stock, without par value, was 87,257,701 at October 31, 2002.

SKY FINANCIAL GROUP, INC.


INDEX

                                                                            Page Number
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

          Consolidated Balance Sheets
            September 30, 2002 and December 31, 2001 ....................        3

          Consolidated Statements of Income
            Three months ended September 30, 2002 and 2001 and
              Nine months ended September 30, 2002 and 2001 .............        4

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity
            Three months ended September 30, 2002 and 2001 and
              Nine months ended September 30, 2002 and 2001 .............        5

          Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2002 and 2001 ...............        6

          Notes to Consolidated Financial Information ...................        7

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................       19

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk ...........................................       31

Item 4.   Controls and Procedures .......................................       32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .............................................       33

Item 2.   Changes in Securities and Use of Proceeds .....................       33

Item 3.   Defaults Upon Senior Securities ...............................       34

Item 4.   Submission of Matters to a Vote of Security Holders ...........       34

Item 5.   Other Information .............................................       34

Item 6.   Exhibits and Reports on Form 8-K ..............................       34


SIGNATURES...............................................................       35

EXHIBIT INDEX............................................................       36

       PART I. FINANCIAL INFORMATION

       Item 1. Financial Statements

       SKY FINANCIAL GROUP, INC.

       Consolidated Balance Sheets (Unaudited)
       (Dollars in thousands, except share data)               September 30,      December 31,
                                                                    2002              2001
       ---------------------------------------------------------------------------------------
       ASSETS
       Cash and due from banks                                 $     240,050      $    272,196
       Interest-earning deposits
          with financial institutions                                 43,597            39,171
       Federal funds sold                                                  -             8,000
       Loans held for sale                                            82,172            85,474
       Securities available for sale                               2,172,520         1,996,843

       Total loans                                                 7,024,860         6,473,989
          Less allowance for credit losses                          (110,119)         (103,523)
                                                               -------------      ------------
             Net loans                                             6,914,741         6,370,466

       Premises and equipment                                        122,245           112,137
       Goodwill and other intangibles                                 77,207            60,711
       Accrued interest receivable and other assets                  292,496           275,230
                                                               -------------      ------------
             TOTAL ASSETS                                      $   9,945,028      $  9,220,228
                                                               =============      ============

       LIABILITIES
       Deposits
          Non-interest bearing deposits                        $     841,096      $    822,436
          Interest-bearing deposits                                5,979,177         5,719,741
                                                               -------------      ------------
       Total deposits                                              6,820,273         6,542,177
       Securities under repurchase
          Agreements and federal funds purchased                     790,127           685,450
       Debt and Federal Home Loan Bank advances                    1,332,458         1,095,545
       Obligated mandatorily redeemable capital
          Securities of subsidiary trusts                            114,372           108,600
       Accrued interest payable
          and other liabilities                                      172,641           140,012
                                                               -------------      ------------
             TOTAL LIABILITIES                                     9,229,871         8,571,784
                                                               -------------      ------------

       SHAREHOLDERS' EQUITY
       Serial preferred stock, $10.00 par value;
          10,000,000 shares authorized, none issued                        -                 -
       Common stock, no par value;
          150,000,000 shares authorized;
          83,954,061 and 84,011,214 shares
          issued in 2002 and 2001                                    596,294           596,397
       Retained earnings                                             132,675            86,113
       Treasury stock; 1,632,666 and
          2,164,099 shares in 2002 and 2001                          (35,906)          (39,505)
       Unearned ESOP                                                       -              (123)
       Accumulated other comprehensive income                         22,094             5,562
                                                               -------------      ------------
             TOTAL SHAREHOLDERS' EQUITY                              715,157           648,444
                                                               -------------      ------------
             TOTAL LIABILITIES AND
             SHAREHOLDERS' EQUITY                              $   9,945,028      $  9,220,228
                                                               =============      ============

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Consolidated Statements of Income (Unaudited)

                                             Three Months Ended           Nine Months Ended
(Dollars in thousands,                          September 30,               September 30,
   except per share data)                    2002          2001           2002         2001
---------------------------------------------------------------------------------------------
Interest Income
Loans, including fees                      $125,775      $132,276      $370,915      $395,438
Securities
   Taxable                                   27,422        27,666        87,046        85,957
   Nontaxable                                   242           438         1,080         1,476
Federal funds sold and other                    185           363           600         1,643
                                           --------      --------      --------      --------
   Total interest income                    153,624       160,743       459,641       484,514
                                           --------      --------      --------      --------

Interest Expense
Deposits                                     42,328        53,557       134,414       171,102
Borrowed funds                               22,074        24,143        64,676        73,847
                                           --------      --------      --------      --------
   Total interest expense                    64,402        77,700       199,090       244,949
                                           --------      --------      --------      --------

Net Interest Income                          89,222        83,043       260,551       239,565
Provision for Credit Losses                   9,711         9,122        28,476        24,346
                                           --------      --------      --------      --------
Net interest income after
   provision for credit losses               79,511        73,921       232,075       215,219
                                           --------      --------      --------      --------

Non-interest Income
Trust services income                         3,248         3,500        10,265        10,955
Service charges and fees on
   deposit accounts                           9,011         8,434        25,000        22,971
Mortgage banking income                       5,153         5,436        15,103        16,142
Brokerage and insurance commissions           9,281         5,165        27,567        19,192
Net securities gains                          1,664         1,094         3,109         2,462
Other income                                  8,754         6,908        24,086        21,334
                                           --------      --------      --------      --------
   Total non-interest income                 37,111        30,537       105,130        93,056
                                           --------      --------      --------      --------

Non-interest Expense
Salaries and employee benefits               38,710        31,540       109,698        93,539
Occupancy and equipment expense              10,383         9,055        28,270        27,273
Merger, integration and
   Restructuring expense                                                  5,652
Amortization expense                            884         1,176         2,582         3,499
Other operating expense                      17,121        17,152        50,875        52,011
                                           --------      --------      --------      --------
   Total non-interest expense                67,098        58,923       197,077       176,322
                                           --------      --------      --------      --------

Income Before Income Taxes                   49,524        45,535       140,128       131,953
Income Taxes                                 16,491        14,882        46,259        43,231
                                           --------      --------      --------      --------

   Net Income                              $ 33,033      $ 30,653      $ 93,869      $ 88,722
                                           ========      ========      ========      ========

Earnings per Common Share
   Basic                                   $   0.40      $   0.37      $   1.14      $   1.07
   Diluted                                 $   0.40      $   0.37      $   1.13      $   1.07

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders' Equity
(Unaudited)

                                           Three Months Ended       Nine Months Ended
(Dollars in thousands,                        September 30,           September 30,
   except per share data)                    2002       2001         2002       2001
--------------------------------------------------------------------------------------
Balance at beginning of period             $699,343   $632,163     $648,444   $609,690

Comprehensive income
Net income                                   33,033     30,653       93,869     88,722
Other comprehensive income                    1,080      7,377       16,532     19,630
                                           --------   --------     --------   --------
Total comprehensive income                   34,113     38,030      110,401    108,352

Common cash dividends                       (15,651)   (15,494)     (47,006)   (45,349)
Treasury shares acquired                     (3,018)   (12,741)     (16,404)   (32,742)
Treasury shares issued for
   stock option exercise                        998        881        4,295      3,394
Shares issued to acquire Celaris
   Group, Inc.                                    -          -       15,349          -
Fractional shares and other items              (628)        92           78       (414)
                                           --------   --------     --------   --------

Balance at end of period                   $715,157   $642,931     $715,157   $642,931
                                           ========   ========     ========   ========

Common cash dividend per share             $   0.19   $   0.19     $   0.57   $   0.55
                                           ========   ========     ========   ========

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)                                                         Nine Months Ended
                                                                      September 30,
(Dollars in thousands, except share data)                        2002               2001
-------------------------------------------------------------------------------------------
Net Cash From Operating Activities                            $   154,535        $   93,037
                                                              -----------        ----------

Investing Activities
Net decrease in interest bearing deposits
   in other banks                                                  (4,426)           (7,123)
Net change in federal funds sold                                    8,000           (12,700)
Securities available for sale:
   Proceeds from maturities and payments                          686,399           655,108
   Proceeds from sales                                            231,306           189,413
   Purchases                                                   (1,070,605)         (806,499)
Proceeds from sales of loans                                       17,841            14,074
Net increase in loans                                            (593,402)         (526,430)
Purchases of premises and equipment                               (21,518)           (7,649)
Proceeds from sales of premises and equipment                         319             3,082
Proceeds from sales of other real estate                            1,657             2,611
Cash paid to acquire Celaris Group, Inc.                           (1,000)                -
Cash paid to acquire Value Added Benefits, Ltd.                    (1,900)                -
                                                              -----------        ----------
Net cash used for investing activities                           (747,329)         (496,113)
                                                              -----------        ----------

Financing Activities
Net increase in deposit accounts                                  278,096           308,758
Net increase (decrease) in federal funds and
   repurchase agreements                                          104,677            (6,324)
Net increase in borrowings under bank lines of
   credit                                                          57,511            65,761
Net increase in short-term FHLB advances                          188,000            25,000
Proceeds from issuance of debt and long term
   FHLB advances                                                  451,443           189,255
Repayment of debt and long-term FHLB advances                    (460,042)         (145,077)
Cash dividend and fractional shares paid                          (46,928)          (44,918)
Proceeds from issuance of common stock                              4,295             3,394
Treasury stock purchases                                          (16,404)          (32,742)
                                                              -----------        ----------
Net cash from financing activities                                560,648           363,107
                                                              -----------        ----------

Net change in cash and due from banks                             (32,146)          (39,969)
Cash and due from banks at beginning of year                      272,196           266,359
                                                              -----------        ----------
Cash and due from banks at end of period                      $   240,050        $  226,390
                                                              ===========        ==========

Supplemental Disclosures

Interest paid                                                 $   197,752        $  245,377
Income taxes paid                                                  45,185            25,832
Non-cash transactions - shares issued to
   acquire Celaris Group, Inc.                                     15,349

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Consolidated Financial Information  (Unaudited)

(Dollars in thousands, except per share data)


1.   Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania, northern West Virginia and eastern Indiana. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services.

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

These interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2002, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. The accompanying consolidated financial statements do not contain all financial disclosures required by US GAAP. Sky Financial's Annual Report for the year ended December 31, 2001, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements.

New Accounting Pronouncements

During the third quarter of 2002, Sky Financial adopted Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions." Statement 147 provides for the reclassification of intangible assets associated with certain branch acquisitions to goodwill. In adopting the statement, $16.6 million of intangibles were reclassified to goodwill as of January 1, 2002. Reported earnings for the first six months of 2002 were restated and the third quarter's earnings reflect the non-amortization of the goodwill of approximately $116 per month. Pre-tax net income increased $348 ($226 after-tax) during both the first and second quarter of 2002 as a result of implementing SFAS No. 147.

During 2002, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for legal obligations associated with the sale, abandonment, disposal, recycling or other than temporary removal from service of tangible long-lived assets. SFAS No. 143 requires an asset retirement obligation to be recognized at fair value when it is incurred, if a reasonable estimate of its fair value can be made at the time. Otherwise, the obligation should be recorded as soon as its fair value can be reasonable estimated. This statement, which is effective for the Company on January 1, 2003, is not expected to have a material impact on the Company.

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

2.  Critical Accounting Policies

The accounting and reporting policies of the Corporation are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for loan losses, income taxes, and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in the Corporation's financial position or results of operations. footnote one (Summary of Significant Accounting Policies) and footnote five (Loans and Allowance for Credit Losses), as described in the 2001 Annual Report and Form 10-K, provide detail with regard to the Corporation's methodology and reporting of the allowance for loan losses. Additional information for income tax accounting is contained in footnote nine (Income Taxes) of the 2001 Annual Report and Form 10-K. Accounting for mortgage servicing rights is also discussed in the 2001 Annual Report and Form 10-K in the Summary of Significant Accounting Policies footnote.

3.  Mergers, Acquisitions and Divestitures

On October 24, 2002, Sky Financial announced an agreement to acquire Metropolitan Financial Corp. (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company. Approximately 55% to 70% of the transaction cost, currently valued at $78 million, will be settled through an exchange of Sky Financial common stock and the remaining balance will be settled in cash. The transaction is anticipated to close during the second quarter of 2003.

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (collectively known as Three

Rivers). Three River's shareholders received approximately 4,854,000 shares of Sky Financial common stock and cash of $38,987 in the tax-free exchange. Sky Financial Group anticipates recording merger and restructuring charges of approximately $4.7 million to $5.3 million as part of the acquisition. During the third quarter of 2002, Three Rivers recognized restructuring and merger charges of $3.0 million.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1.9 million in cash.

In January 2002, Sky Financial completed the acquisition of Celaris Group, Inc., a full service insurance agency headquartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1 million in cash and issued .75 million shares of Sky Financial common stock. During the third quarter 2002, Value Added Benefits, Ltd. was merged into Celaris Group, Inc.

In October 2001, Sky Financial completed its purchase of ten branch offices from Standard Federal Bank of Troy, Michigan. In connection with the acquisition, Sky Bank assumed approximately $290 million of deposit liabilities, while Standard Federal Bank retained substantially all loans associated with the branches.

In September 2001, Sky Financial acquired substantially all of the assets of Barney C. Guttman and Associates, Inc., an investment management and financial services firm for $.6 million in cash.

In March 2001, Sky Financial completed the sale of Sky Investments, Inc., its independent broker/dealer business and Sky Insurance Agency, Inc. The sale resulted in a $.634 milion pre-tax gain.

4.  Securities Available for Sale

The unrealized gains and losses and estimated fair values September 30, 2002 and December 31, 2001 are as follows:

                                       Estimated       Gross          Gross
                                         Fair       Unrealized     Unrealized
September 30, 2002                       Value         Gains         Losses
------------------------------------------------------------------------------

U.S. Treasury and U.S.
   Government agencies                 $  455,825       $ 9,870        $     -
Obligations of state and
   political subdivisions                  16,876           246            (36)
Corporate and other
   securities                              74,721         1,470         (2,636)
Mortgage-backed securities              1,519,054        30,292           (519)
                                       ----------       -------        -------
Total debt securities
   available for sale                   2,066,476        41,878         (3,191)
Marketable equity
   securities                             106,044         7,435         (2,834)
                                       ----------       -------        -------
Total securities available
   for sale                            $2,172,520       $49,313        $(6,025)
                                       ==========       =======        =======

                                  Estimated       Gross          Gross
                                    Fair       Unrealized     Unrealized
December 31, 2001                   Value         Gains         Losses
--------------------------------------------------------------------------

U.S. Treasury and U.S.
   Government agencies            $  494,474       $ 11,717     $     (9)
Obligations of state and
   political subdivisions             32,912            255         (311)
Corporate and other
   securities                         75,744            527       (2,864)
Mortgage-backed securities         1,279,227         12,706       (8,044)
                                  ----------       --------     --------
Total debt securities
   available for sale              1,882,357         25,205      (11,228)
Marketable equity
   securities                        114,486          7,903       (4,392)
                                  ----------       --------     --------
Total securities available
   for sale                       $1,996,843       $ 33,108     $(15,620)
                                  ==========       ========     ========



5.  Loans

The loan portfolios are as follows:

                                               September 30,       December 31,
                                                   2002                2001
-------------------------------------------------------------------------------
Real estate loans:
   Construction                                 $  347,808           $  295,154
   Residential mortgage                          1,468,448            1,675,957
   Non-residential mortgage                      1,880,902            1,719,074
Commercial, financial and
   agricultural                                  2,384,361            2,127,045
Installment and credit card loans                  894,007              638,958
Other loans                                         49,334               17,801
                                                ----------           ----------
   Total loans                                  $7,024,860           $6,473,989
                                                ==========           ==========

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

                                          September 30,       December 31,
                                              2002                2001
--------------------------------------------------------------------------

Non-accrual loans                             $63,778              $33,319
Restructured loans                              3,306                  785
                                              -------              -------
   Total non-performing loans                 $67,084              $34,104
                                              =======              =======

Total non-performing loans increased $32,980 during the nine months ended September 30, 2002 primarily as a result of the addition during the second quarter of 2002 of $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 14 "Commitments and Contingencies" for additional discussion.

6.  Borrowings

Sky Financial's debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

                                                   September 30,    December 31,
                                                       2002             2001
--------------------------------------------------------------------------------

Borrowings under bank lines of credit             $   146,672        $   89,161
Asset backed notes:
   2001-A Class A-1, due December 2011
      at 6.425%                                        30,023            36,155
   2001-A Class A-2, due December 2011
      at 9.95%                                         45,000            45,000
   2001-B Class A-1, due July 2012
      at 5.55%                                         45,994            54,215
   2001-B Class A-2, due July 2012
      at 6.39%                                         49,760            49,760
   2001-C Class A-1, due January 2013
      at 4.555%                                        31,050            33,000
   2001-C Class A-2, due January 2013
      at 5.925%                                        72,000            72,000
   2002-A Class A-1, due July 2018
      at 5.398%                                        59,789                 -
   2002-A Class A-2, due July 2018
      at 6.705%                                        90,000                 -
Borrowings under FHLB lines of credit                 644,220           662,216
Subordinated note, 7.08%, due January 2008             50,000            50,000
Subordinated note, 6.125%, due October 2012            65,000                 -
Obligated mandatorily redeemable capital
   securities of subsidiary trusts:
      Due February 2027 at 9.875%                      27,074            25,000
      Due June 2027 at 10.20%                          24,079            23,600
      Due May 2030 at 9.34%                            63,219            60,000
Capital lease obligation                                1,420             1,496
Other items                                             1,530             2,542
                                                  -----------        ----------
   Total borrowings                               $ 1,446,830        $1,204,145
                                                  ===========        ==========

Sky Financial Solutions' (SFS) warehouse line of credit is included under bank lines of credit and was $71,672 and $19,161 at September 30, 2002 and December 31, 2001, respectively.

During September 2002, Sky Bank sold $65,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Bank used the proceeds to pay down certain subordinated indebtedness owed to Sky Financial. Sky Financial used some of the proceeds received from Sky Bank to fund the cash payment due Three Rivers Bancorp, Inc. shareholders (see Note 2) and for general working capital purposes.

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

7.  Other Comprehensive Income

Other comprehensive income consisted of the following:

                                                        Three Months Ended           Nine Months Ended
                                                           September 30,               September 30,
                                                         2002        2001           2002         2001
---------------------------------------------------------------------------------------------------------
Securities available for sale:
Unrealized securities gain
   arising during period                               $  4,852    $ 17,109      $ 28,909      $ 40,072
Reclassification adjustment for
   Gains included in income                              (1,664)     (1,094)       (3,109)       (2,462)
                                                       --------    --------      --------      --------
                                                          3,188      16,015        25,800        37,610
                                                       --------    --------      --------      --------
Cash flow hedge derivatives
   Adoption of SFAS No. 133                                                                      (1,231)
   Change in fair value of cash flow
    hedge derivative                                      (2002)     (1,786)       (1,402)       (2,329)
   Amounts reclassified to interest
    expense                                                 476      (2,879)        1,036        (3,851)
                                                       --------    --------      --------      --------
                                                         (1,526)     (4,665)         (366)       (7,411)
                                                       --------    --------      --------      --------

Net unrealized gain                                       1,662      11,350        25,434        30,199
Tax effect                                                  582       3,973         8,902        10,569
                                                       --------    --------      --------      --------
Total other comprehensive income                       $  1,080    $  7,377      $ 16,532      $ 19,630
                                                       ========    ========      ========      ========


8.  Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended September 30, 2002 and 2001, 2,841,000 and 1,612,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2002 and 2001, 1,988,000 and 1,841,000 weighted shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                     Three Months Ended            Six Months Ended
                                                       September 30,                  September 30,
                                                   2002             2001           2002           2001
----------------------------------------------------------------------------------------------------------
Numerator:
Net income                                     $     33,033     $    30,653     $    93,869    $    88,722
                                               ============     ===========     ===========    ===========
Denominator:

Weighted-average
   common shares
   outstanding (basis)                           82,155,000      82,135,000      82,279,000     82,654,000
Effect of stock options                             592,000         647,000         731,000        550,000
                                               ------------     -----------     -----------    -----------
Weighted-average
   common shares
   outstanding (diluted)                         82,747,000      82,782,000      83,010,000     83,204,000
                                               ============     ===========     ===========    ===========

Earnings per share:
Basic                                          $       0.40     $      0.37     $      1.14    $      1.07
Diluted                                        $       0.40     $      0.37     $      1.13    $      1.07


9.  Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial's financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial's and its bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2002, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

                                      September 30, 2002      December 31, 2001
-------------------------------------------------------------------------------
Total adjusted average assets
  for leverage ratio                      $9,651,238           $9,052,525
Risk-weighted assets and
  off-balance-sheet financial
  instruments for capital ratio            8,048,367            7,329,032
Tier I capital                               718,171              684,685
Total risk-based capital                     940,870              830,000

Leverage ratio                                   7.4%                 7.6%
Tier I capital ratio                             8.9                  9.3
Total capital ratio                             10.8                 11.3


Capital ratios applicable to Sky Financial's banking subsidiary at September 30, 2002 were as follows:

                                                                      Total
                                                    Tier I       Risk-based
                                    Leverage       Capital          Capital
---------------------------------------------------------------------------
Regulatory Capital Requirements
     Minimum                             4.0%          4.0%             8.0%
     Well-capitalized                    5.0           6.0             10.0
Actual ratio
     Sky Bank                            6.5           8.4             10.7


In September, 2002, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to 1 million shares of Sky Financial's outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. Under the 2001 repurchase plan, which concluded in September 2002, Sky Financial had repurchased approximately 784,000 shares of common stock.

10. Goodwill and Intangible Assets

Net goodwill at September 30, 2002 and December 31, 2001, was $52,783 and $33,912 respectively. Effective January 1, 2002, Sky Financial adopted new accounting guidance changing post-acquisition accounting for goodwill and certain intangible assets. In accordance with this guidance, goodwill is not amortized but is reviewed annually for impairment. Sky Financial has completed the initial impairment test required by the new guidance during the second quarter of 2002 and determined that goodwill recorded at January 1, 2002 is not impaired.

The following table presents a reconciliation between originally reported net income and net income adjusted for the effect of the new accounting pronouncement:

                                 Three Months Ended        Nine Months Ended
                                    September 30,            September 30,
                                   2002        2001         2002        2001
------------------------------------------------------------------------------
Net income                      $33,033       $30,653     $93,869      $88,722
Effect of goodwill
   amortization expense
   (net of tax)                       -           303           -          908
                                -------       -------     -------      -------
Net income(adjusted)            $33,033       $30,956     $93,869      $89,630
                                =======       =======     =======      =======

                                    Three Months Ended       Nine Months Ended
                                      September 30,            September 30,
                                     2002        2001         2002        2001
-------------------------------------------------------------------------------
Basic earnings per share:
   Reported net income                $0.40     $0.37        $1.14      $1.07
   Goodwill amortization                  -      0.01            -       0.01
                                      -----     -----        -----      -----
   Adjusted net income                $0.40     $0.38        $1.14      $1.08
                                      =====     =====        =====      =====

There was no impact on diluted earnings per share for the adoption of this new accounting pronouncement.

Net other intangible assets at September 30, 2002 and December 31, 2001 were $24,424 and $26,799, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with the company's policy. For the years ended December 31, 2003 through 2007, estimated future amortization expense is approximately $3,538 per year.

11. Line of Business Reporting

Sky Financial manages and operates three major lines of business: community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial services consists of non-banking companies engaged in broker/dealer operations, non-conforming mortgage lending, trust and wealth management, insurance and other financial-related services.

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

Selected segment information for the three months ended September 30, 2002 and 2001 is included in the following tables:

                                                   Financial        Sky        Parent
Three months ended                   Community      Services     Financial      and
September 30, 2002                    Banking      Affiliates    Solutions     Other       Total
--------------------------------------------------------------------------------------------------
Net interest income                $   84,250     $    168      $  5,718    $   (914)   $   89,222
Provision for credit
   losses                               7,821          180         1,710           -         9,711
                                   ----------     --------      --------    --------    ----------
Net interest income
   after provision                     76,429          (12)        4,008        (914)       79,511
Other income                           23,033       11,990           712       1,376        37,111
Other expense                          49,918       10,571         6,878        (269)       67,098
                                   ----------     --------      --------    --------    ----------
Income (loss) before
   income taxes                        49,544        1,407        (2,158)        731        49,524
Income taxes                           16,641          573          (640)        (83)       16,491
                                   ----------     --------      --------    --------    ----------
Net income (loss)                  $   32,903     $    834      $ (1,518)   $    814    $   33,033
                                   ==========     ========      ========    ========    ==========

Goodwill at July 1, 2002           $   29,561     $ 41,246      $      -    $      -    $   70,807
Acquired goodwill                           -            -             -           -             -
                                   ----------     --------      --------    --------    ----------
Goodwill at September 30, 2002     $   29,561     $ 41,246      $      -    $      -    $   70,807
                                   ==========     ========      ========    ========    ==========

Average assets                     $9,011,238     $ 81,682      $529,064    $110,335    $9,732,319
Depreciation and
   amortization                    $    4,118     $    759      $    147    $   (361)   $    4,663

                                                   Financial        Sky        Parent
Three months ended                   Community      Services     Financial      and
September 30, 2001                    Banking      Affiliates    Solutions     Other       Total
--------------------------------------------------------------------------------------------------
Net interest income                $   81,936     $    314      $  2,432    $ (1,639)   $   83,043
Provision for credit
   losses                               7,139          200         1,783           -         9,122
                                   ----------     --------      --------    --------    ----------
Net interest income
   after provision                     74,797          114           649      (1,639)       73,921
Other income                           21,296        7,985           664         592        30,537
Other expense                          45,899        6,949         4,883       1,192        58,923
                                   ----------     --------      --------    ---------   ----------
Income (loss) before
   income taxes                        50,194        1,150        (3,570)     (2,239)       45,535
Income taxes                           16,795          486        (1,286)     (1,113)       14,882
                                   ----------     --------      --------    --------    ----------
Net income (loss)                  $   33,399     $    664      $ (2,284)   $ (1,126)   $   30,653
                                   ==========     ========      ========    ========    ==========

Average assets                     $8,258,124     $ 60,903      $271,054    $ 94,212    $8,684,293
Depreciation and
   amortization                    $    2,980     $    361      $    138    $  1,231    $    4,710

Selected segment information for the nine months ended September 30, 2002 and 2001 is included in the following tables:

                                                   Financial       Sky          Parent
Nine months ended                    Community     Services     Financial         and
September 30, 2002                    Banking     Affiliates    Solutions        Other         Total
------------------------------------------------------------------------------------------------------
Net interest income                 $  249,722    $      670    $   13,730    $   (3,571)   $  260,551
Provision for credit
   Losses                               23,400           540         4,536             -        28,476
                                    ----------    ----------    ----------    ----------    ----------
Net interest income
   after provision                     226,322           130         9,194        (3,571)      232,075
Other income                            66,699        36,956         2,227          (752)      105,130
Other expense                          148,720        32,010        18,289        (1,941)      197,078
                                    ----------    ----------    ----------    ----------    ----------
Income (loss) before
   income taxes                        144,301         5,076        (6,868)       (2,382)      140,127
Income taxes                            48,151         2,000        (2,328)       (1,565)       46,258
                                    ----------    ----------    ----------    ----------    ----------
Net income (loss)                   $   96,150    $    3,076    $   (4,540)   $     (817)   $   93,869
                                    ==========    ==========    ==========    ==========    ==========

Goodwill at January 1, 2002         $   29,561    $   22,339    $        -    $        -    $   51,900
Acquired goodwill                            -        18,907             -             -        18,907
                                    ----------    ----------    ----------    ----------    ----------
Goodwill at September 30, 2002      $   29,561    $   41,246    $        -    $        -    $   70,807
                                    ==========    ==========    ==========    ==========    ==========

Average assets                      $8,881,508    $   79,393    $  468,371    $   99,748    $9,529,020
Depreciation and
   amortization                     $   11,220    $      580    $      437    $    2,477    $   14,714

                                                   Financial       Sky          Parent
Nine months ended                    Community     Services     Financial         and
September 30, 2001                    Banking     Affiliates    Solutions        Other         Total
------------------------------------------------------------------------------------------------------
Net interest income                 $  237,144    $    1,035    $    5,506    $   (4,120)   $  239,565
Provision for credit
   losses                               18,349           775         5,222             -        24,346
                                    ----------    ----------    ----------    ----------    ----------
Net interest income
   after provision                     218,795           260           284        (4,120)      215,219
Other income                            59,769        29,066         1,678         2,543        93,056
Other expense                          135,869        24,881        12,442         3,130       176,322
                                    ----------    ----------    ----------    ----------    ----------
Income (loss) before
   income taxes                        142,695         4,445       (10,480)       (4,707)      131,953
Income taxes                            47,592         1,896        (3,744)       (2,513)       43,231
                                    ----------    ----------    ----------    ----------    ----------
Net income (loss)                   $   95,103    $    2,549    $   (6,736)   $   (2,194)   $   88,722
                                    ==========    ==========    ==========    ==========    ==========

Average assets                      $8,148,767    $   62,228    $  208,903    $   99,631    $8,519,529
Depreciation and
   amortization                     $    8,966    $    1,072    $      419    $    3,521    $   13,978

12.  Derivative Instruments and Hedging Activities

Sky Financial's hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities.

Fair Value Hedges

During March 2002, Sky Financial entered into interest rate swap arrangements to exchange the rate of borrowings on $35,000 of the 9.34% trust preferred security due May 2030 and $25,000 of the 9.875% trust preferred security due February 2027 for variable rate payments based on LIBOR plus a spread as defined in the agreement. During September 2002, Sky Financial entered into interest rate swap arrangements to exchange the rate of borrowings on $23,600 of 10.20% trust preferred securities due June 2027 and the remaining $25,000 of the 9.34% trust preferred securities due May 2030. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings.

Cash Flow Hedges

Sky Financial has entered into amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate. The swap is designed to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS. The swap is considered to be highly effective and any change in market value is recorded in other comprehensive income.

Sky Financial has also entered into two interest rate cap arrangements, whereby it paid a fixed amount to hedge its market risk on $48.6 million of federal funds purchased. Changes in the fair market value of the interest rate caps are designed to offset changes in the fair market value of the underlying debt, and as such, is considered to be highly effective. Any changes in the market value is recorded in other comprehensive income. The interest rate caps, with contractual amounts of $23,600 and $25,000 mature in June 2008 and May 2010, respectively.

The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2002 and December 31, 2001:

                                   September 30,             December 31,
                                       2002                      2001
                             Contractual/    Fair      Contractual/    Fair
                                Notional     Value        Notional     Value
-------------------------------------------------------------------------------
Interest rate swaps
   Fair value hedges            $ 108,600   $ 5,772       $       -   $     -
   Cash flow hedges                72,563    (1,892)             73        73
Interest rate caps                 48,600     1,030               -         -
                                ---------   -------       ---------   -------
Derivative instruments          $ 229,763   $ 4,910       $      73   $    73
                                =========   =======       =========   =======

13.  Merger, Integration and Restructuring Expense

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

The following is a summary of activity in the merger, integration and restructuring liability for the nine months ended September 30, 2002:

Beginning balance        $ 4,208
Accruals                   5,652
Cash payments             (4,900)
                         -------
Ending balance           $ 4,960
                         =======

14.  Commitments and Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


(Dollars in thousands, except per share data)


Three Months Ended September 30, 2002 and 2001


Results of Operations

Net income was $33,033 for the third quarter of 2002, an increase of $2,380 compared to the second quarter of 2001 net income of $30,653. Diluted earnings per common share for the third quarter of 2002 were $0.40 ($0.40 basic) as compared to $0.37 ($0.37 basic) for the third quarter of 2001). Return on average equity (ROE) and return on average assets (ROA) were 18.46% and 1.35%, respectively, for the third quarter of 2002 compared to 19.23% and 1.40%, respectively, in 2001.

Business Line Results

Sky Financial's business line results for the third quarter ended September 30, 2002 and 2001 are summarized in the table below.

                                                Net Income(Loss)
Quarter Ended September 30,                   2002           2001
----------------------------------------------------------------------
Community Banking                           $ 32,903       $ 33,399
Financial Services Affiliates                    834            664
Sky Financial Solutions, Inc.                 (1,518)        (2,284)
Parent and Other                                 814         (1,126)
                                            --------       --------
Consolidated Total                          $ 33,033       $ 30,653
                                            ========       ========

The community banking net income for the third quarter of 2002 decreased slightly from 2001 third quarter earnings. This was primarily due to a $3.2 million impairment loss recognized on mortgage servicing assets and a higher provision for loan loss. These decreases in community banking net income were offset by increases in net interest income and gains on securities available for sale, as well as an increase in mortgage banking income after excluding the aforementioned impairment charge. The community banking efficiency ratio was 46.2% for the third quarter of 2002 compared to 44.1% for the third quarter of 2001. The 2002 community banking results reflect a ROE of 19.28% and a ROA of 1.45% compared to 21.44% and 1.60%, respectively, in the second quarter of 2001.

Sky Financial Solutions' loss decreased for the third quarter of 2002 as compared to the same period in 2001 due to increased interest income as a result of the continued growth in its retained loan portfolio. During the three months ended September 30, 2002, Sky Financial Solutions added $71 million in new loans to its portfolio.

The financial service affiliates' net income increased as compared to 2001 as a result of the acquisition of two insurance companies during the year, offset by a decline in net income at the company's trust operations.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The increase in net income for the three months ended September 30, 2002 as compared to the same period in 2001 is due to increased gains on securities available for sale. Additionally, interest expense decreased as a result of favorable spreads on interest rate swap arrangements used to hedge the company's interest rate exposure on trust preferred securities.

Net Interest Income

Net interest income for the third quarter of 2002 was $89,222, an increase of $6,179 or 7.4% from $83,043 in the third quarter of 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 11.9% from the third quarter last year, with continued strong growth in average loans, increasing 10.0% from last year due in part to average loan growth at SFS of $227,021 from the third quarter last year. Average interest bearing deposits increased 10.9% from the same quarter last year, which included organic growth of 6.4% and the October 2001 acquisition of ten branches with $290 million in deposits. Sky Financial's net interest margin for the three months ended September 30, 2002 was 3.90%, a decrease of 4 basis points from last quarter and 18 basis points from the third quarter a year ago. The net interest rate margin was positively impacted by $845 of net interest earned from interest rate swaps on the Company's trust preferred securities, but was ultimately lower during the third quarter of 2002 as compared to the same period in 2001 due to the extended low interest rate environment as well as the initial lower spread earned on the branch deposits acquired in the fourth quarter of last year.

The following table reflects the components of Sky Financial's net interest income for the three months ended September 30, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)                                Three Months Ended                     Three Months Ended
                                                      September 30, 2002                     September 30, 2001
-------------------------------------------------------------------------------------------------------------------------
                                                               Interest                                Interest
                                                 Average       Income/                   Average       Income/
                                                 Balance       Expense     Rate          Balance       Expense     Rate
-------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Interest-bearing deposits in banks             $   46,145     $     182    1.57%       $   21,899      $    220     3.99%
Federal funds sold                                    712             3    1.64            13,397           143     4.23
Securities                                      2,112,456        28,389    5.33         1,800,247        28,438     6.27
Loans and loans held for sale                   6,983,271       125,775    7.15         6,333,621       132,817     8.32
                                               ----------     ---------                ----------      --------
Total interest-earning assets                   9,142,584       154,349    6.70         8,169,164       161,618     7.85
                                                              ---------                                --------
Noninterest-earning assets                        589,735                                 515,129
                                               ----------                              ----------
Total assets                                   $9,732,319                              $8,684,293
                                               ==========                              ==========

Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits                                $   96,252     $     210    0.87%       $  200,307      $    586     1.16%
Savings deposits                                2,652,741         8,588    1.28         1,857,370         8,740     1.87
Time deposits                                   3,244,363        33,530    4.10         3,344,522        44,231     5.25
                                               ----------     ---------                ----------      --------
Total interest-bearing deposits                 5,993,355        42,328    2.80         5,402,199        53,557     3.93
Short-term borrowings                             917,869         4,038    1.75           683,413         6,496     3.77
Trust Preferred Securities                        111,608         1,798    6.39           108,600         2,642     9.65
Asset Backed Notes                                426,886         6,748    6.34           152,453         2,756     7.25
Debt and FHLB advances                            619,256         9,490    6.15           837,682        12,249     5.87
                                               ----------     ---------                ----------      --------
Total interest-bearing liabilities              8,068,974        64,402    3.17         7,184,347        77,700     4.29
                                               ----------     ---------                                --------
Noninterest-bearing liabilities                   953,448                                 867,568
Shareholders' equity                              709,897                                 632,378
                                               ----------                              ---------
Total liabilities and equity                   $9,732,319                              $8,684,293
                                               ==========                              ==========

Net interest income                                           $  89,947                                $ 83,918
                                                              =========                                ========
  (tax equivalent basis)

Net interest rate spread
   (tax equivalent basis)                                                  3.53%                                    3.56%
                                                                           ====                                     ====

Net interest margin, (interest
   income, taxable equivalent basis,
   to interest earning assets)                                             3.90%                                    4.08%
                                                                           ====                                     ====
-------------------------------------------------------------------------------------------------------------------------

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $589 or 6.5% to $9,711 in the third quarter of 2002 compared to $9,122 in the third quarter of 2001. The higher provision for credit losses in the third quarter of 2002 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $7,655 or 0.44% (annualized) of average loans during the three months ended September 30, 2002, compared to $6,246 or 0.39% (annualized) for the same period in 2001.

                                   September 30,   December 31,   September 30,
                                        2002           2001          2001
--------------------------------------------------------------------------------
Allowance for credit losses
   as a percentage of loans             1.57%           1.60%         1.58%
Allowance for credit losses
   as a percentage of
   non-performing loans               164.15%         303.55%       376.50%

Allowance for credit losses as a percentage of non-performing loans for the third quarter of 2002 decreased compared to the third quarter of 2001 as a result of the transfer of four related loans aggregating $22.8 million to non-accrual status during June 2002. See section titled "Non-Performing Assets" of management's discussion and analysis for further information.

Non-Interest Income

Non-interest income was $37,111 for the third quarter increasing 21.5% from $30,537 in the same period last year. Brokerage and insurance commissions were $9,281 for the quarter, up $4,116, or 79.7% from the prior year. The increases reflect the acquisitions of two insurance agencies in 2002, Value Added Benefits, Ltd. in April and Celaris Group, Inc. in January. Service charges on deposits were $9,011, up $577, or 6.8% from last year, attributable mainly to the strong growth in deposits from last year. Mortgage banking revenues were $5,153 for the third quarter, down $283, or 5.2%, from the third quarter last year. Mortgage servicing income during the third quarter of 2002 included a charge of $3.2 million for impairment of the company's mortgage servicing assets as a result of declines in mortgage rates. Excluding this impairment charge, mortgage servicing income increased $2.9 million from increased mortgage refinancing activity. Other non-interest income was $8,754 for the three months ended September 30, 2002, up 26.7% as compared to the same period of the previous year, due mainly to increased income from investment partnerships.

Non-Interest Expense

Non-interest expense for the third quarter was $67,098, compared to $58,923 in the third quarter last year. The increase in the third quarter was due primarily to the increase in salary and other employee costs as a result of both the acquisition of two insurance agencies during 2002 and the acquisition of ten banking centers during the fourth quarter of 2001. Additionally, non-interest expense was impacted by increased depreciation expense recognized on fixed assets purchased to support the company's new technology implementation completed in the second quarter of 2002. The efficiency ratio was 52.81% for the third quarter of 2002, compared to 51.48% for the same quarter last year.

Income Taxes

The provision for income taxes for the third quarter of 2002 increased $1,609 to $16,491 from $14,882 for the same period in 2001. The effective tax rate for the three months ended September 30, 2002 was 33.3% as compared to 32.7% for the same period in 2001.

Nine Months Ended September 30, 2002 and 2001

Results of Operations

Operating earnings, which exclude non-recurring items, were $97,542 for the nine months ended September 30, 2002, an increase of $9,232 compared to $88,310 for the same period in 2001. Diluted operating earnings per common share for the nine months ended September 30, 2002 were $1.18($1.19 basic), as compared to $1.06($1.07 basic) for the same period in 2001. On an operating basis, return on average equity (ROE) and return on average assets (ROA) were 18.85% and 1.37%, respectively, for the third quarter of 2002 compared to 18.73% and 1.38%, respectively, in 2001.

On a reported basis, net income was $93,869 for the nine months ended September 30, 2002, an increase $5,147 compared to $88,722 for the same period in 2001. During the nine months ended September 30 2002, Sky Financial recorded $3,673 in after-tax non-recurring expenses related to Sky's implementation of a new technology platform company-wide. In addition, results for the nine months ended September 30, 2001 include the sale of the Company's independent broker/dealer business realizing an after-tax non-recurring gain of $412. For the first nine months of 2002, ROE and ROA were 18.14% and 1.32%, respectively, on a reported basis compared to 18.99% and 1.39%, respectively, for the same period in 2001. Diluted earnings per common share for the nine months ended September 30, 2002 was $1.13 ($1.14 basic), as compared to $1.07 ($1.07 basic) for the nine months ended September 30, 2001.

Business Line Results

Sky Financial's business line results for the nine months ended September 30, 2002 and 2001 are summarized in the table below.

                                                    Net Income(Loss)
Nine Months Ended September 30,                2002                 2001

Community Banking                            $96,150              $95,103
Financial Services Affiliates                  3,076                2,549
Sky Financial Solutions, Inc.                 (4,540)              (6,736)
Parent and Other                                (817)              (2,194)
                                             -------              -------
Consolidated Total                           $93,869              $88,722
                                             =======              =======

The community banking net income increased for the nine months ended September 30, 2002 as compared with earnings for the same period in 2001. This was primarily due to increased net interest income, service charges on deposits and gains on securities available for sale, offset by decreases in mortgage banking income, which included a charge of $2.8 million for mortgage servicing asset impairments, and a higher provision for loan loss during the first nine months of the year. The community banking efficiency ratio was 46.9% for the nine months ended September 30, 2002 compared to 45.3% for the same period in 2001. The 2002 community banking results reflect a ROE of 19.53% and a ROA of 1.44% compared to 21.55% and 1.56%, respectively, for the same period in 2001.

Sky Financial Solutions' loss decreased for the nine months ended 2002 as compared to the same period in 2001 due to increased interest income as a result of the continued growth in its retained loan portfolio. During the nine months ended September 30, 2002, Sky Financial Solutions added $191 million in new loans to its portfolio.

The financial service affiliates' net income increased as compared to 2001 as a result of the acquisition of two insurance companies during the year, offsetting a decline in net income at the company's trust operations.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense. The decrease in the net loss for the nine months ended September 30, 2002 as compared to the same period in 2001 is due to increased gains on securities available for sale and reduced interest expense as a result of favorable spreads on interest rate swap arrangements used to hedge the company's exposure on its trust preferred securities. These increases were offset by after-tax non-recurring charges of $3,673 related to Sky's implementation of a new technology platform during the second quarter of 2002.

Net Interest Income

Net interest income for the nine months ended September 30, 2002 was $260,551, an increase of $20,986 or 8.8% from $239,565 for the nine months ended September 30, 2001. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of the Company's earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets at September 30, 2002 increased 11.9% as compared to September 30, 2001, with continued strong growth in average loans, increasing 10.1% from last year, due in part to average loan growth at SFS of $228,391 at September 30, 2002 as compared to September 30, 2001. Average interest-bearing deposits increased 13.0% from this time last year, which included organic growth of 7.5% and the October 2001 acquisition of ten branches with $289 million in deposits. Sky Financial's net interest margin for the nine months ended September 30, 2002 was 3.93%, a decrease of 12 basis points from the same period a year ago. The net interest rate margin was positively impacted by $1,704 of net interest earned from interest rate swaps on the Company's trust preferred securities, but was ultimately lower during the third quarter of 2002 as compared to the same period in 2001 due to the extended low interest rate environment as well as the initial lower spread earned on the branch deposits acquired in the fourth quarter of last year.

The following table reflects the components of Sky Financial's net interest income for the nine months ended September 30, 2002 and 2001. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

Dollars in thousands)                             Nine Months Ended                         Nine Months Ended
                                                 September 30, 2002                        September 30, 2001
------------------------------------------------------------------------------------------------------------------------------
                                                              Interest                                 Interest
                                              Average         Income/                   Average        Income/
                                              Balance         Expense          Rate     Balance        Expense          Rate
------------------------------------------------------------------------------------------------------------------------------
Assets
Interest-earning assets:
Interest-bearing deposits in banks          $    39,513      $     505         1.71%  $    17,287     $     832         6.23%
Federal funds sold                                8,258             95         1.55        22,830           810         4.74
Securities                                    2,142,688         90,576         5.65     1,815,141        90,084         6.64
Loans and loans held for sale                 6,754,315        370,915         7.34     6,135,687       395,438         8.62
                                            -----------      ---------                -----------     ---------
Total interest-earning assets                 8,944,773        462,092         6.91     7,990,945       487,165         8.15
                                                             ---------                                ---------
Noninterest-earning assets                      584,247                                   528,584
                                            -----------                               -----------
Total assets                                $ 9,529,020                               $ 8,519,529
                                            ===========                               ===========


Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Demand deposits                             $   102,901      $     629         0.82%  $   166,976     $   2,345         2.79%
Savings deposits                              2,596,196         27,356         1.41     1,865,283        30,893         2.08
Time deposits                                 3,298,854        106,429         4.31     3,276,983       137,864         5.63
                                            -----------      ---------                -----------     ---------
Total interest-bearing deposits               5,997,951        134,414         3.00     5,309,242       171,102         4.31
Short-term borrowings                           740,647         10,413         1.88       686,685        22,313         4.12
Trust Preferred Securities                      109,325          6,306         7.71       108,600         7,843         9.66
Asset Backed Notes                              359,452         17,208         6.40        88,440         5,192         7.85
Debt and FHLB advances                          700,733         30,749         5.87       844,176        38,499         6.10
                                            -----------      ---------                -----------     ---------
Total interest-bearing liabilities            7,908,108        199,090         3.37     7,037,143       244,949         4.65
                                                             ---------                                ---------
Noninterest-bearing liabilities                 929,157                                   857,724
Shareholders' equity                            691,755                                   624,662
                                            -----------                               -----------
Total liabilities and equity                $ 9,529,020                               $ 8,519,529
                                            ===========                               ===========

Net interest income
  (tax equivalent basis)                                     $ 263,002                                $ 242,216
                                                             =========                                =========

Net interest rate spread
  (tax equivalent basis)                                                       3.54%                                    3.50%
                                                                              =====                                    =====

Net interest margin, (interest
  income, taxable equivalent basis,
  to interest earning assets)                                                  3.93%                                    4.05%
                                                                              =====                                    =====

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management's assessment of the estimated probable credit losses inherent in Sky Financial's loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $4,130 or 17.0% to $28,476 for the nine months ended September 30, 2002 compared to $24,346 for the same period in 2001. The higher provision for credit losses for the nine months ended September 30, 2002 was attributable to growth in the loan portfolio and higher net charge-offs. Net charge-offs were $21,880 or 0.43% (annualized) of average loans during the nine months ended September 30, 2002, compared to $16,435 or 0.36% (annualized) for the same period in 2001.

Non-Interest Income

Non-interest income was $105,130 for the nine months ended September 30, 2002, up 13.0% from $93,056 in the same period last year. Brokerage and insurance commissions were $27,567 for the first nine months of 2002, up $8,375, or 43.6% from the prior year. The increases reflect the acquisitions of two insurance agencies in 2002, Value Added Benefits, Ltd. in April and Celaris Group, Inc. in January. Service charges on deposits were $25,000, up $2,029, or 8.8% from last year, attributable mainly to the strong growth in deposits from last year. Mortgage banking revenues were $15,103 for the nine months ended September 30, 2002, down $1,039, or 6.4% from the same period last year. Mortgage servicing income includes a charge of $2.8 million for impairment of the company's mortgage servicing assets as a result of declines in mortgage rates. Excluding this impairment charge, mortgage servicing income increased $1.5 million from increased mortgage refinancing activity. Other non-interest income was $24,086 for the nine months ended September 30, 2002, up 12.9% as compared to $21,334 during the same period of the previous year, due mainly to increased income from investment partnerships. Other non-interest income for the nine months ended September 30, 2001 also included the sale of the Company's independent broker/dealer business realizing an after-tax non-recurring gain of $412.

Non-Interest Expense

On a reported basis, non-interest expense for the nine months ended September 30, 2002 was $197,077, which included $5,652 of non-recurring expenses mainly related to the implementation of Sky's new technology platform. Excluding non-recurring charges, non-interest expense for the nine months ended September 30, 2002 was $191,425 an increase of $15,103 as compared to $176,322 for the same period in the previous year and is due primarily increases in salary and other employee costs as a result of both the acquisition of two insurance agencies during 2002 and the acquisition of ten banking centers during the fourth quarter of 2001. Additionally, non-interest expense was impacted by increased depreciation expense recognized on fixed assets purchased to support the company's new technology implementation completed in the second quarter of 2002. The efficiency ratio was 52.00% for the nine months ended September 30, 2002, compared to 53.32% for the same period last year.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2002 increased $3,028 to $46,259 from $43,231 for the same period in 2001. The effective tax rate for the nine months ended September 30, 2002 was 33.0% versus 32.8% for the same period in 2001.

Balance Sheet

At September 30, 2002, total assets were $9,945,028, an increase of $724,800 from December 31, 2001. The increase was primarily attributable to increases in loans of $550,871, securities available for sale of $175,677, fixed assets of $10,108 and other assets of $33,762. The increases were partially offset by a reduction in cash and interest earning deposits of $27,720, a decrease in loans held for sale of $3,302, a decrease in federal funds sold of $8,000 and an increase in allowance for credit losses of $6,596. The net growth in assets was funded primarily by growth in total deposits, up $278,096, and an increase in borrowed funds of $347,362. Shareholders' equity totaled $715,157 at September 30, 2002, increasing $66,713 from December 31, 2001. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2002 totaled $46,863. Other comprehensive income increased by $16,532, primarily due to an increase in the market value of securities available for sale. Additionally, treasury stock decreased $3,599 due to an increase in stock option exercises, offset by continued repurchasing of shares by Sky Financial, as authorized by its Board of Directors (see Condensed Consolidated Statement of Changes in Shareholders' Equity and Note 8).

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

                                       September 30,      December 31,      September 30,
                                            2002              2001               2001
-----------------------------------------------------------------------------------------
Non-accrual loans                      $      63,778      $     33,319      $      25,552
Restructured loans                             3,306               785                966
                                       -------------      ------------      -------------
Total non-performing loans                    67,084            34,104             26,518
Other real estate owned                        3,791             2,467              2,849
                                       -------------      ------------      -------------
Total non-performing assets            $      70,875      $     36,571      $      29,367
                                       =============      ============      ============

Loans 90 days or more past due
   and not on non-accrual              $       9,055      $     15,902      $       8,677
Non-performing loans to total
   Loans                                        0.95%             0.53%             41.00%
Non-performing assets to total
   loans plus other real
   estate owned                                 1.01              0.56               0.46
Allowance for credit losses to
   total non-performing loans                 164.15            303.55             381.52
Loans 90 days or more past due
   and not on non-accrual
   to total loans                               0.13              0.25               0.14

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $51,753 and $45,616 at September 30, 2002 and December 31, 2001, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased from $33,319 at December 31, 2001 to $63,778 million at September 30, 2002 primarily as a result of the addition of $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies issued by three creditworthy insurance companies. Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

As of September 30, 2002, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.

Allowance for Credit Losses

The following tables presents a summary of Sky Financial's credit loss experience for the three months and nine months ended September 30, 2002 and 2001.

                                                                 Three Months Ended                  Nine Months Ended
                                                                    September 30,                      September 30,
                                                                2002            2001               2002            2001
--------------------------------------------------------------------------------------------------------------------------
Balance of allowance
   at beginning of year                                       $108,065        $ 98,296           $103,523         $ 93,261

Loans charged-off:
   Real estate                                                  (1,310)         (1,007)            (5,347)          (1,860)
   Commercial and agricultural                                  (3,136)         (1,943)            (6,418)          (7,740)
   Installment and credit card                                  (4,740)         (5,429)           (14,639)         (12,345)
   Other loans                                                    (234)              -               (774)               -
                                                              --------        --------           --------         --------
      Total loans charged-off                                   (9,420)         (8,379)           (27,178)         (21,945)
                                                              --------        --------           --------         --------
Recoveries
   Real estate                                                     554              40                892              340
   Commercial and agricultural                                     209           1,086                666            2,099
   Installment and credit card                                   1,000           1,007              3,740            3,039
   Other loans                                                       -               -                  -               32
                                                              --------        --------           --------         --------
      Total recoveries                                           1,763           2,133              5,298            5,510
                                                              --------        --------           --------         --------
Net loans charged off                                           (7,657)         (6,246)           (21,880)         (16,435)
Provision charged to operating expense                           9,711           9,122             28,476           24,346
                                                              --------        --------           --------         --------
Balance of allowance at end of period                         $110,119        $101,172           $110,119         $101,172
                                                              ========        ========           ========         ========

Ratio of net charge-offs to
   average loans outstanding                                      0.44%           0.39%              0.43%            0.36%

The following table presents the allowance for credit losses as both a percentage of total loans and total non-performing loans at September 30, 2002 and December 31, 2001.

                                             September 30,        December 31,
                                                 2002                2001
--------------------------------------------------------------------------------
Allowance for credit losses
   to total loans                                1.57                1.58
Allowance for credit losses
   to total non-performing loans               164.15              381.52

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

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management's evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial's allocation of the allowance for credit losses as of September 30, 2002 and December 31, 2001.

                                    September 30, 2002       December 31, 2001
--------------------------------------------------------------------------------

  Construction                          $  1,930                $  2,387
  Real estate                             28,399                  29,332
  Commercial, financial
    and agricultural                      46,516                  33,468
  Installment and credit card             23,921                  25,756
  Other loans                                  9                   1,099
  Unallocated                              9,344                  11,481
                                        --------                --------
    Total                               $110,119                $103,523
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

In addition to maintaining a stable core deposit base, Sky Financial's banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2002, securities and other short term investments with maturities of one year or less totaled $11,171. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $712,560 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2002, the banking subsidiary had total credit availability with the FHLB of $648,588, of which $644,219 was outstanding.

On March 6, 2002, Sky Financial renegotiated an agreement with unrelated financial institutions which enabled Sky Financial to borrow up to $120,000 through March 5, 2003. At September 30, 2002, Sky Financial had borrowings of $75,000 under this agreement.

During September 2002, Sky Bank sold $65,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Bank used the proceeds to pay down certain subordinated indebtedness owed to Sky Financial.

The company used these proceeds received from Sky Bank to partially fund the Three Rivers Bancorp, Inc., merger that was completed on October 1, 2002.

Sky Financial, through SFS, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At September 30, 2002, approximately $71,672 was outstanding under the warehouse line of credit. SFS has outstanding term funding of $423,616 at September 30, 2002 through the issuance of collateralized notes in a private placement. This amount includes term funding of $150,760 that was completed in May 2002 through the issuance of collateralized notes in a private placement in the 144A market.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its banking subsidiary. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary's earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $6,344 at September 30, 2002.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 2002, Sky Financial's gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was slightly positive for nine months and one year and remained within the Company's ALCO guideline. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, "Quantitative and Qualitative Disclosures About Market Risk."

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

Sabranes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Although much of the act is still being assessed, we do not anticipate any significant changes in the operations of and reporting by the Company as a result of the act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report as filed with the SEC. See "Controls and Procedures" for Sky Financial's evaluation of disclosure controls and procedures.

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial's financial instruments using interest rates in effect at September 30, 2002 and December 31, 2001. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial's financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 200 basis points and up and down 100 basis points. Down 200 basis points was not measured due to the low probability of such a decline.

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

                          September 30,             ALCO Guidelines
                            2002                  Max             Min
--------------------------------------------------------------------------------

   Six Month                111.8%                125%             95%
   Twelve Month             114.9                 125%             95%

Sky Financial also utilizes interest rate swaps and caps to effectively move its liability interest rate re-pricing down the yield curve to more effectively match the re-pricing characteristics of its assets. At September 30, 2002, the fair values of Sky Financial's derivative arrangements aggregated $4,910 on contracts with notional amounts of $229,763.

The following table presents an analysis of the potential sensitivity of Sky Financial's annual net interest income to sudden and sustained 200 basis-point changes in market rates.

                          September 30,        December 31,
                               2002               2001        Guidelines
--------------------------------------------------------------------------
One Year Net Interest
  Income Change
   +200 Basis points          3.3%                (.2)%         (10.0)%
   +100 Basis points          3.0                (.03)           (5.0)%
   -100 Basis points         (5.2)               (.27)           (5.0)%

ALCO is aggressively managing the company's risk to net interest income in response to continued declines in the interest rate environment.

At September 30, 2002, a 200 basis point increase in the market rates would impact the Company's economic value of equity by 7.9%. A 100 basis point increase and decrease in market rates would impact the Company's economic value of equity by 6.4% and (7.9)%, respectively.

The projected volatility of net interest income and the net present value of equity rates to a + 200 basis points change and +/- 100 basis point change at September 30, 2002 and December 31, 2001 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Item 4.  Controls and Procedures

Within 90 days prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Sky Financial's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by Sky Financial in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in

Sky Financial's internal controls or other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools and a warehouse line of credit to finance lease pools. These loans, totaling $30 million with a current outstanding balance of $22.8 million, are secured by assignments of the payment streams from the underlying leases, surety bonds, and a limited guarantee from the sole member of the commercial borrower. Sky Bank, in addition to numerous other financial institutions, had been named in two separate lawsuits filed by Illinois Union Insurance Company ("IU") in Federal District Court, District of Nevada and RLI Insurance Company ("RLI") in Federal District Court, Southern District of California. Both IU and RLI are seeking to rescind surety bonds or collateral security insurance policies that were assigned to Sky Bank by the borrower as credit enhancements for lease pools. The surety companies allege that the originator of the lease fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void.

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

On October 25, 2002, the Judicial Panel on Multi-District Litigation (MDL) issued an order transferring all related litigation to Federal District Court, Northeastern District of Ohio, Eastern Division, under MDL Docket No. 1490.

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (11.1)  Statement Re Computation of Earnings Per Common Share

               (99.1) CEO certification pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

               (99.2) CFO certification pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

         (b)   Reports on Form 8-K

               Current report on Form 8-K dated August 14, 2002, announcing that the certification by Sky Financial Group, Inc.'s chief executive officer and chief financial officer of its Form 10-Q as of September 30, 2002 required pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, had been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.



/s/ Kevin T. Thompson
--------------------------------
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: November 13, 2002
SKY FINANCIAL GROUP, INC.

                                  EXHIBIT INDEX

Exhibit No.     Description                                      Page Number

   (11.1)       Statement Re Computation of Earnings
                  Per Common Share
                      The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for September 30, 2002.

   (99.1) CEO certification pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.

   (99.2) CFO certification pursuant to Rules 13a-14 and 15d-14 of the Exchange Act.