Form 10-K
period 2002-12-31
SKY FINANCIAL GROUP INC
filed 2003-03-03
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 1-14473

Sky Financial Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1372535
(State of Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification Number)

221 South Church Street, Bowling Green, Ohio	43402
(Address of Principal Executive Office)	(Zip Code)

(419) 327-6300

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. ☒

Based on the closing sales price on February 28, 2003 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,767,673,392.

The number of shares outstanding of the Registrant’s common stock, without par value was 87,077,507 at February 28, 2003.

Certain specifically designated portions of Sky Financial Group, Inc.’s 2002 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV of this Form 10-K. Certain specifically designated portions of Sky Financial Group, Inc.’s definitive Proxy Statement for its 2003 Annual Meeting of Shareholders dated March 3, 2003 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. INFORMATION ABOUT SKY FINANCIAL GROUP, INC.

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns one commercial bank primarily engaged in commercial and consumer banking business at over 230 banking centers and 200 ATMs located in Ohio, southern Michigan, western Pennsylvania, eastern Indiana and northern West Virginia. On October 1, 2002, Sky Financial acquired Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania, and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (Three Rivers Bank). Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services. Based on total assets as of December 31, 2002, Sky Financial was the 7th largest bank holding company based in Ohio.

The Holding Company

Sky Financial’s corporate philosophy is to operate as a locally-oriented, community-based financial service organization, augmented by experienced, centralized support from Sky Financial in select critical areas. This local market orientation is reflected in its financial service centers and regional advisory boards comprised of local business persons, professionals and other community representatives, that assist the bank’s financial centers in responding to local banking needs. Sky Financial’s bank subsidiary concentrates on customer service and business development, while relying upon the support of Sky Financial for operational functions which are not readily visible to customers and those which are critical to risk management. Asset quality review, mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions which are overseen at the holding company level.

Sky Financial’s market area is economically diverse, with a base of manufacturing, service industries, transportation and agriculture, and thus Sky Financial is not dependent upon any single industry or employer. Similarly, Sky Financial’s customer base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single customer.

Sky Financial’s strategic plan includes expansion, market diversification and growth of its fee-based income through internal business formations, growth internally and through acquisitions of financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

There is significant competition among commercial banks in Sky Financial’s market area. As a result of the deregulation of the financial services industry, Sky Financial also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, the mutual funds industry, full service brokerage firms and discount brokerage firms. Some of Sky Financial’s competitors, including certain regional bank holding companies which have made acquisitions in Sky Financial’s market area, have greater resources than those of Sky Financial, and as such, may have higher lending limits and may offer other services not available through Sky Financial’s bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its customers.

Sky Financial’s executive offices are located at 221 South Church Street, Bowling Green, Ohio, and its telephone number is 419-327-6300.

The Bank Subsidiary

Sky Bank, headquartered in Salineville, Ohio, had total assets of $10.2 billion at December 31, 2002, and operates banking centers in Ohio, western Pennsylvania, southeastern Michigan, eastern Indiana and northern West Virginia. On October 24, 2002, Three Rivers Bank was merged into Sky Bank, enhancing its presence in Western Pennsylvania.

The Financial Services Subsidiaries

Sky Trust, National Association (Sky Trust), a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Sky Insurance, Inc. (Sky Insurance), Maumee, Ohio, was formed on December 31, 2002 as the result of the merger of Picton Cavanaugh, Inc., Toledo, Ohio, and Celaris Group, Inc. (Celaris) Bowling Green, Ohio. Celaris was acquired on January 28,2002 and merged with Value Added Benefits, Ltd, Cleveland, Ohio, which was acquired on April 9, 2002. Sky Insurance and Meyer & Eckenrode Insurance Group, Inc., Carnegie, Pennsylvania, are Sky Financial’s full service insurance agencies offering a variety of insurance products and services to its customers.

Sky Financial Solutions, Inc. (SFS) is Sky Financial’s specialized medical/dental financing unit based in Columbus, Ohio. From its formation in 1996, SFS has offered equipment and practice acquisition financing to primarily dental professionals throughout the United States.

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

Although Sky Financial is recognized as a Financial Holding Company, most regulations pertaining to Bank Holding Companies also apply to it.

As discussed in more detail below, this regulatory environment, among other things, may restrict Sky Financial’s ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It may also require Sky Financial to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

Regulatory Agencies

Holding Company. Sky Financial, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended,(BHCA) and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System under the BHCA. On October 20, 2000, Sky Financial’s election to be designated a “financial holding company” was approved by the Federal Reserve Board.

Subsidiary Bank. Sky Financial’s banking subsidiary is subject to regulation and examination primarily by the Ohio Division of Financial Institutions and the Federal Reserve Board and secondarily by the Federal Deposit Insurance Corporation (FDIC).

Financial Services Subsidiaries. Many of Sky Financial’s financial services subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Sky Financial’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other nonbank subsidiaries of Sky Financial are subject to the laws and regulations of both the federal government and the various states in which they conduct business. Sky Trust, Sky Financial’s trust services affiliate, is regulated by the Office of the Comptroller of the Currency.

Securities and Exchange Commission (SEC) and Nasdaq. Sky Financial is also under the jurisdiction of the SEC and certain state securities commissions for matters relating to the offering and sale of its securities. Sky Financial is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. Sky Financial is listed on The Nasdaq Stock Market under the trading symbol “SKYF,” and is subject to the rules of Nasdaq for listed companies.

Bank Holding Company Activities

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (“Riegle-Neal Act”), a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

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

Regulatory Approval. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. Additionally, as of December 31, 2002, Sky Bank was required to obtain regulatory approval before issuing a dividend to Sky Financial as a result of the restructuring of Sky Bank’s capital during 2002.

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

Holding Company Structure

Transfer of Funds from Banking Subsidiary. Sky Financial’s banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to Sky Financial and its nonbanking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases, or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its nonbank affiliates are also generally required to be on arm’s-length terms.

Source of Strength Doctrine. Under current Federal Reserve Board policy, Sky Financial is expected to act as a source of financial and managerial strength to its subsidiary bank and, under appropriate circumstances, to commit resources to support such subsidiary bank. This support could be required at times when Sky Financial might not have the resources to provide it.

Capital loans from Sky Financial to its subsidiary bank are subordinate in right of payment to deposits and certain other indebtedness of the subsidiary bank. In the event of Sky Financial’s bankruptcy, any commitment by Sky Financial to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, nondeposit creditors, including Sky Financial, with respect to any extensions of credit they have made to such insured depository institution.

Liability of Commonly Controlled Institutions. The deposits of Sky Bank are insured by the FDIC. FDIC-insured depository institutions can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of an FDIC-insured depository institution controlled by the same bank holding company, or for any assistance provided by the FDIC to an FDIC-insured depository institution controlled by the same bank holding company that is in danger of default. “Default” means generally the appointment of a conservator or receiver. “In danger of default” means generally the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Capital Requirements

General. Sky Financial is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

Core (“Tier 1”) Capital	Supplementary (“Tier 2”) Capital	Market Risk (“Tier 3”) Capital

• common equity

• retained earnings

• qualifying noncumulative perpetual preferred stock

• a limited amount of qualifying cumulative perpetual stock at the holding company level

• minority interests in equity accounts of consolidated subsidiaries

• less goodwill, most intangible assets and certain other assets among other items:

• perpetual preferred stock not meeting the Tier 1 definition

• qualifying mandatory convertible securities

• qualifying subordinated debt

• allowances for loan and lease losses, subject to limitations

• Qualifying unsecured subordinated debt

Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2002, Sky Financial met both requirements, with Tier 1 and total capital equal to 8.4% and 11.0% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial’s leverage ratio at December 31, 2002 was 7.0%.

The Federal Reserve Board may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, holding companies experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve Board has also indicated that it will consider a “tangible Tier 1 capital leverage ratio” (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

Sky Bank is subject to similar risk-based and leverage capital requirements adopted by the Federal Reserve Board. Sky Financial’s management believes that Sky Bank meets all capital requirements to which it is subject.

Failure to meet capital requirements could subject a bank to a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and to restrictions on its business, which are described under the next paragraph.

Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An undercapitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2002, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

Deposit Insurance Assessments

The FDIC insures the deposits of Sky Financial’s depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each Bank Insurance Fund (BIF) member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Sky Financial’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Sky Bank could have a material adverse effect on Sky Financial’s earnings, depending on the collective size of the particular institutions involved.

Fiscal And Monetary Policies

Sky Financial’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Sky Financial is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are (a) conducting open market operations in United States government securities, (b) changing the discount rates of borrowings of depository institutions, (c) imposing or changing reserve requirements against depository institutions’ deposits, and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of Sky Financial.

Privacy Provisions of Gramm-Leach-Bliley Act

Under Gramm-Leach-Bliley Act (GLB Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to nonaffiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by Sky Financial’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that Sky Financial’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, Sky Financial adopted a series of procedures to improve its already strong corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the Chief Executive Officer, the Chief Financial Officer and other Sky Financial officers. Sky Financial also requires signed certifications from managers who are responsible for internal controls throughout Sky Financial as to the integrity of the information they prepare. These procedures supplement Sky Financial’s Code of Ethics policies and procedures that have previously been in place. See Item 14 “Controls and Procedures” for Sky Financial’s evaluation of its disclosure controls and procedures.

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

In addition, the information contained in Note 21 “Regulatory Matters” on pages 52 and 53 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated by reference in response to this item.

Employees

As of December 31, 2002, Sky Financial and its subsidiaries had approximately 3,046 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” and related discussion is incorporated by specific references from the indicated pages of Sky Financial’s 2002 Annual Report to Shareholders as indicated below.

Pages in 2002 Annual Report to Shareholders
Financial Ratios	15
Net Interest Income; Average Balance Sheets and Related Yields and Rates; Volume and Rate Variance Analysis	17-19
Loan Portfolio; Non-performing Assets; Risk Elements	21-22
Provision and Allowance for Credit Losses	22-24
Securities	24
Deposits	25-26
Short-term Borrowings	26

Item 2. PROPERTIES

Sky Financial’s executive offices are located in Bowling Green, Ohio. Sky Bank operates over 230 banking centers, of which substantially all are owned. Also, the information contained in Note 5 “Premises and Equipment” on page 40 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 3. LEGAL PROCEEDINGS

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. These loans, totaling $30 million with a current outstanding balance of $22.8 million, are secured by assignments of the payment streams from the underlying leases, surety bonds, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”) and Royal Indemnity Insurance Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI and Royal (the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, on April 11, 2002, Sky filed suit against each of the Sureties in the Court of Common Pleas, Cuyahoga County, Ohio, which were subsequently removed to Federal District Court, Northeastern District of Ohio, Eastern Division. Sky Financial’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds.

Sky Bank, in addition to numerous other financial institutions, had been named in two separate lawsuits filed by IU in Federal District Court, District of Nevada and RLI in Federal District Court, Southern District of California. Both IU and RLI are seeking to rescind surety bonds or collateral security insurance policies that were assigned to Sky Bank by the borrower as credit enhancements for lease pools. The Sureties allege that the originator of the leases fraudulently induced the insurers to issue the surety bonds, and that the bonds are therefore void.

On October 25, 2002, the Judicial Panel on Multi-District Litigation (MDL) issued an order transferring approximately 28 pending related cases, including the above-referenced litigation, to the Federal District Court, Northeastern

District of Ohio, Eastern Division, under MDL Docket No. 1490. Preliminary dispositive motions are pending, and discovery is underway.

Sky Financial has reviewed the relevant matters of fact and law with special counsel and believes that it has substantial and meritorious claims against the Sureties, due in part to the fact that, under the terms of the bonds, the Sureties undertake the responsibility for all credit and fraud underwriting, and waive all defenses associated with the bonds, including defenses of fraud. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds.

While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of any of these pending legal proceedings will materially affect the consolidated financial position or results of operations of Sky Financial.

Sky Financial is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the consolidated financial position or results of operations of Sky Financial.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The information contained under the caption “SHAREHOLDER INFORMATION” on page 60 and the information contained in note 21 “Regulatory Matters” on pages 52-53 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated herein by reference in response to this item. Sky Financial’s common stock is traded on the NASDAQ National Market System under the symbol “SKYF.” At February 28, 2003, there were approximately 18,309 holders of record of Sky Financial’s common stock.

Item 6. SELECTED FINANCIAL DATA

The information contained under the caption “SUMMARY OF FINANCIAL DATA” on page 15 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” on pages 16 through

28 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance Sheet Arrangements

The following table presents, as of December 31, 2002, Sky Financial’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Further discussion of the nature of each obligation is included in the referenced note to the consolidated financial statements:

	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity		3,946,152				3,946,152
Certificates of deposit	7	2,135,840	936,603	582,944	13,881	3,669,268
Federal Funds purchased and securities sold under repurchase agreements	8	581,125	45,000	169,000		795,125
Bank lines of credit	9	59,149				59,149
FHLB borrowings	9	446,979	141,119	10,639	174,641	773,378
Long-term debt	9	35,052	135,608	160,532	435,505	766,697
Capital leases	9	409	802	315		1,526
		7,204,706	1,259,132	924,430	624,027	10,011,295

Sky Financial also enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly. Because the derivative contracts recorded on the balance sheet at December 31, 2002 do not represent amounts that will ultimately be received or paid under these contracts, they are excluded from the table above. Further discussion of derivative instruments is included in Notes 1 and 10 of the consolidated financial statements.

A schedule of significant commitments at December 31, 2002 follows:

Commitments to extend credit	$2,512,990
Standby letters of credit	331,787
Letters of credit	1,083

Further discussion of these commitments is included in Note 19 of the consolidated financial statements. In addition, Sky Financial has commitments and obligations under pension plans as described in Note 17 to the consolidated financial statements.

Sky Financial also has recourse obligations on $283,355 of sold loans and leases originated by SFS prior to June 30, 2000. At December 31, 2002, Sky Financial has recorded a recourse provision related to these loans and leases of $4,276. Further explanation of these loans and leases is included in Note 19 of the consolidated financial statements.

Sky Financial is currently planning to issue $50,000 in subordinated notes in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. The proceeds from the issuance are expected to be used to fund a portion of the purchase price of Metropolitan Financial Corp. and for general corporate purposes, including costs relating to the Metropolitan merger.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information contained under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – Market Risk Management” on page 27 of Sky Financial’s 2002 Annual Report to Shareholders is incorporated herein by reference in response to this item.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements contained on pages 30 through 57 of Sky Financial’s 2002 Annual Report to Shareholders, and the information in the unaudited Note 25, “Quarterly Financial Information (Unaudited),” is incorporated herein by reference in response to this item.

With the exception of the aforementioned information and the information incorporated in Items 1,2,5, 6, 7,7A and 15, Sky Financial’s 2002 Annual Report to Shareholders is not to be deemed filed as part of this report.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 3, 2003, Sky Financial Group, Inc. (“Sky Financial”) determined to engage Deloitte & Touche LLP as its independent public accountants for the 2003 fiscal year. Deloitte & Touche LLP replaces Crowe, Chizek and Company LLP (“Crowe Chizek”), which served as Sky Financial’s independent public accountants for the 2002 fiscal year. Crowe Chizek declined to be reappointed in order to provide Sky Financial various consulting and outsourcing services. Sky Financial’s Board of Directors, upon recommendation by the Audit Committee of the Board of Directors, approved the change in independent public accountants. The change in independent accountants becomes effective with the filing of this Annual Report on Form 10-K.

During the fiscal years ended December 31, 2002 and December 31, 2001, and during the subsequent interim period through March 3, 2003, there were no disagreements between Sky Financial and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on Sky Financial’s consolidated financial statements for such periods.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information contained under the captions “ELECTION OF DIRECTORS” on pages 1 through 3 and “BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK” on pages 6 and 7 of Sky Financial’s 2003 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2003, is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis, and serves at the pleasure of the Board.

Executive Officer	Age	Position With Company or Subsidiary and Experience	Officer Since*

Marty E. Adams	50	Chairman, President and Chief Executive Officer of Sky Financial; formerly President and Chief Operating Officer of Sky Financial And President and Chief Executive Officer of Sky Bank; formerly Vice Chairman of the board, President and Chief Executive Officer of Citizens Bancshares, Inc. and The Citizens Banking Company	1977

Richard R. Hollington III	39	Executive Vice President, Chief Executive Officer of Sky Trust and Corporate Director of Financial Services; formerly Senior Vice President/Integration Manager of Sky Financial; formerly Vice President/Sales & Service Support of The Ohio Bank. Richard R. Hollington III is the son of Richard R. Hollington, Jr., a Class III director of Sky Financial.	1996

Frank J. Koch	49	Executive Vice President and Senior Credit Officer of Sky Financial, and Senior Credit Officer of Sky Bank; formerly Executive Vice President of Citizens Bancshares, Inc.	1988

W. Granger Souder, Jr.	42	Executive Vice President, General Counsel and Secretary of Sky Financial and Secretary of Sky Bank; formerly Executive Vice President and General Counsel of Mid Am, Inc.; formerly employed as a securities attorney in private practice	1989

Les Starr	51	Executive Vice President/Operations and Information Technology; formerly Senior Vice President and Director/Information Technology for Michigan National Bank.	2002

Kevin T. Thompson	49	Executive Vice President and Chief Financial Officer of Sky Financial and Treasurer of Sky Bank; formerly Senior Vice President/Controller of First of America Bank Corporation	1998

Perry C. Atwood	48	Senior Vice President, Director of Sales of Sky Financial; formerly Director of Sales of Sky Bank	2000

Caren L. Cantrell	47	Senior Vice President/Chief Operations Officer of Sky Financial; formerly Senior Vice President of Sky Technology Resources, Inc.; formerly Senior Vice President/Operations of National City Bank.	1992

Phillip C. Clinard	53	Senior Vice President/Change Management Officer of Sky Financial; formerly Senior Vice President of Mid Am Bank.	1975

Thomas A. Sciorilli	55	Chief Human Resources Officer of Sky Financial; formerly Senior Vice President/Human Resources and Administration of Penn National Insurance.	2001

Curtis E. Shepherd	37	Senior Vice President/Marketing and Product Development of Sky Financial; formerly Executive Vice President, Retail and Marketing of Sky Bank–Ohio Bank Region; formerly Senior Vice President of Marketing of Ohio Bank; formerly employed by Banc One Corporation and Citizens Banking Corporation	1997

Christopher L. Whitford	37	Division Executive Vice President and Chief Technology Officer of Sky Financial; formerly Chief Technology Officer of Munder Capital Management	2002

*	Includes period in which executive officer was an officer of a subsidiary or acquired company.

Item 11. EXECUTIVE COMPENSATION

The information contained under the captions “EXECUTIVE COMPENSATION” on pages 8 through 11 and “COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION” on pages 12 and 13 of Sky Financial’s 2003 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2003, is incorporated herein by reference in response to this item.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the captions “ELECTION OF DIRECTORS” on pages 1 through 3, “BENEFICIAL OWNERSHIP OF THE COMPANY’S COMMON STOCK” on pages 6 and 7 and “EXECUTIVE COMPENSATION” on pages 8 through 10 of Sky Financial’s 2002 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2003, is incorporated herein by reference in response to this item.

Sky Financial has no knowledge of any person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934) which owns in excess of five percent of the outstanding common stock of Sky Financial.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the caption “CERTAIN TRANSACTIONS AND RELATIONSHIPS” on page 13 of Sky Financial’s 2003 Proxy Statement filed with the Securities and Exchange Commission on March 3, 2003, is incorporated herein by reference in response to this item.

Item 14. CONTROLS AND PROCEDURES

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of December 31, 2002, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure and controls procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of December 31, 2002 were effective in ensuring that information required to be disclosed in this Annual Report on Form 10-K were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2002, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

		Pages in 2002 Annual Report to Shareholders*
(1)	Financial Statements:
	Report of Independent Auditors	29
	Consolidated Balance Sheets at December 31, 2002 and 2001	30

	Consolidated Statements of Income for the three years ended December 31, 2002	31

	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2002	32

	Consolidated Statements of Cash Flows for the three years ended December 31, 2002	33

	Notes to Consolidated Financial Statements	34-57

* Incorporated by reference from the indicated pages of the 2002 Annual Report to Shareholders. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Exhibit
3.1	Sky Financial’s Sixth Amended and Restated Articles of Incorporation

3.2	Sky Financial’s Amended and Restated Code of Regulations

4.1	Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent

11.1

Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Share” on page 45 of Sky Financial’s 2002 Annual Report to Shareholders). See Exhibit 13.1

10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors

10.2	Sky Financial’s 1998 Stock Option Plan for Employees

10.3	Sky Financial 2002 Stock Option and Stock Appreciation Rights Plan

10.4	Sky Financial’s Non-Qualified Retirement Plan

10.5	Sky Financial’s Employee Stock Ownership Pension Plan

10.6	Sky Financial’s Profit Sharing and 401(k) Plan

10.7	Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives.

10.8	Employment Agreement between Sky Financial and Marty E. Adams

10.9	Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch.

10.10	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Richard R. Hollington III.

10.11	First Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (as Amended and Restated Effective January 1, 2001)

10.12	Second Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (as Amended and Restated Effective January 1, 2001)

10.13	Third Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (as Amended and Restated Effective January 1, 2001)

10.14	Fourth Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (as Amended and Restated Effective January 1, 2001)

10.15	First Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (as Amended and Restated Effective January 1, 2001)

10.16	Second Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (as Amended and Restated Effective January 1, 2001)

10.17	Third Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (as Amended and Restated Effective January 1, 2001)

10.18	Fourth Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (as Amended and Restated Effective January 1, 2001)

10.19	Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (as Amended and Restated Effective January 1, 2001)

10.20	Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (as Amended and Restated Effective January 1, 2001)

10.21	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997)

10.22	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997)

13.1	Sky Financial’s 2002 Annual Report to Shareholders

16.1	Letter from Crowe, Chizek and Company LLP Regarding the Change in Certifying Accountants

20.1	Sky Financial’s Proxy Statement for its 2003 Annual Meeting

21.1	Subsidiaries of Sky Financial

23.1	Consent of Independent Auditors

24.1	Power of Attorney

(b) Reports on Form 8-K

Reports on 8-K filed during the fourth quarter and through the date of this Form 10-K filing are as follows:

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of October 1, 2002, announcing the completion of its acquisition of Three Rivers Bancorp, Inc., headquartered in Monroeville, Pennsylvania, and its wholly-owned subsidiary Three Rivers Bank and Trust Company.

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of October 24, 2002, announcing that it had entered into an Agreement and Plan of Merger with Metropolitan Financial Corp., headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company.

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of November 13, 2002, announcing that it filed its quarterly report on Form 10-Q for the period ended September 30, 2002 with the Securities and Exchange Commission and that the certification by Sky Financial Group, Inc.’s chief executive officer and chief financial officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the Form 10-Q.

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of March 3, 2003 announcing that Deloitte & Touche LLP will replace Crowe, Chizek and Company LLP as its independent accountants effective with the filing of this 2002 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY FINANCIAL GROUP, INC.

BY:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and Chief Financial Officer

March 3, 2003

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures

Marty E. Adams	Director/President/CEO	March 3, 2003

Kevin T. Thompson	Executive Vice President/CFO	March 3, 2003

* George N. Chandler, II	Director	March 3, 2003

* Robert C. Duvall	Director	March 3, 2003

* Marylouise Fennell	Director	March 3, 2003

* D. James Hilliker	Director	March 3, 2003

Richard R. Hollington, Jr.	Director

Fred H. “Sam” Johnson, III	Director

Jonathan A. Levy	Director

* James C. McBane	Director	March 3, 2003

* Gerard P. Mastroianni	Director	March 3, 2003

* Thomas J. O’Shane	Director	March 3, 2003

* Edward J. Reiter	Director	March 3, 2003

* Gregory L. Ridler	Director	March 3, 2003

* Emerson J. Ross, Jr.	Director	March 3, 2003

* C. Gregory Spangler	Director	March 3, 2003

* Robert E. Spitler	Director	March 3, 2003

* Joseph N. Tosh, II	Director	March 3, 2003

* The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

BY:	/s/ Kevin T. Thompson
Kevin T. Thompson Attorney-In-Fact

I, Marty E. Adams, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sky Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ Marty E. Adams
Marty E. Adams
Chairman, President and Chief Executive Officer

I, Kevin T. Thompson, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Sky Financial Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 3, 2003	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and Chief Financial Officer

FORM 10-K

EXHIBIT INDEX

Exhibit Number	Exhibit
3.1

Sky Financial’s Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

3.2	Sky Financial’s Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

4.1

Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference to Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 4(d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial)

10.2	Sky Financial’s 1998 Stock Option Plan for Employees (incorporated by reference to Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.3	Sky Financial 2002 Stock Option and Stock Appreciation Rights Plan

10.4	Sky Financial’s Non-Qualified Retirement Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.5	Sky Financial’s Employee Stock Ownership Pension Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.6	Sky Financial’s Profit Sharing and 401(k) Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.7

Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives (incorporated by reference to Exhibit 10.6 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16, 1999)

10.8	Employment Agreement between Sky Financial and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.9

Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16,1999)

10.10	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Richard R. Hollington III.

10.11

First Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002)

10.12

Second Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.13

Third Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.14

Fourth Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.5 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.15

First Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.16

Second Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.17

Third Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.18

Fourth Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.4 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.19

Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.20

Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) – previously filed as Exhibit 10.3 to the Form 10-K for the year ended December 31, 2001 filed as of March 27, 2002

10.21	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997)

10.22	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997)

11.1

Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Share” on page 45 of Sky Financial’s 2002 Annual Report to Shareholders). See Exhibit 13.1

13.1

Sky Financial’s 2002 Annual Report to Shareholders (except for the portions of the report expressly incorporated by reference, the report is furnished solely for the information of the Commission and is not deemed “filed” as part hereof).

16.1	Letter from Crowe, Chizek and Company LLP Regarding the Change in Certifying Accountants

20.1	Sky Financial’s Proxy Statement for its 2003 Annual Meeting (incorporated by reference from the information contained in Sky Financial’s 2003 Proxy Statement filed as of March 3, 2003).

21.1	Subsidiaries of Sky Financial

23.1	Consent of Independent Auditors

24.1	Power of Attorney