Form 10-Q
period 2003-03-31
SKY FINANCIAL GROUP INC
filed 2003-04-30
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission File No. 1-14473

Sky Financial Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1372535
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

221 South Church Street, Bowling Green, Ohio	43402
(Address of Principal Executive Offices)	(Zip Code)

(419) 327-6300

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

The number of shares outstanding of the Registrant’s common stock, without par value, was 87,085,511 at April 29, 2003.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
ASSETS
Cash and due from banks	$246,407	$253,172
Interest-earning deposits with financial institutions	59,715	61,345
Federal funds sold	—	11,100
Loans held for sale	111,579	69,333
Securities available for sale	2,464,445	2,247,181

Total loans	7,964,767	7,885,521
Less allowance for credit losses	(123,114)	(121,372)

Net loans	7,841,653	7,764,149

Premises and equipment	131,193	133,356
Goodwill	108,956	108,776
Core deposits and other intangibles	42,482	43,903
Accrued interest receivable and other assets	340,182	321,628

TOTAL ASSETS	$11,346,612	$11,013,943

LIABILITIES
Deposits
Non-interest bearing deposits	$1,004,152	$997,017
Interest-bearing deposits	6,966,328	6,618,403

Total deposits	7,970,480	7,615,420
Securities under repurchase agreements and federal funds purchased	975,832	795,125
Debt and Federal Home Loan Bank advances	1,286,357	1,484,258
Obligated mandatorily redeemable capital securities of subsidiary trusts	118,623	116,492
Accrued interest payable and other liabilities	153,018	170,215

TOTAL LIABILITIES	10,504,310	10,181,510

SHAREHOLDERS’ EQUITY
Serial preferred stock, $10.00 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 150,000,000 shares authorized; 87,302,592 and 87,276,888 shares issued in 2003 and 2002	659,113	658,767
Retained earnings	167,651	149,543
Treasury stock; 220,781 shares in 2003 and 2002	(3,965)	(3,965)
Accumulated other comprehensive income	19,503	28,088

TOTAL SHAREHOLDERS’ EQUITY	842,302	832,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$11,346,612	$11,013,943

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2003	2002
Interest Income
Loans, including fees	$131,942	$120,810
Securities
Taxable	25,819	29,276
Nontaxable	149	386
Federal funds sold and other	125	1,127

Total interest income	158,035	151,599

Interest Expense
Deposits	38,361	46,351
Borrowed funds	22,121	21,272

Total interest expense	60,482	67,623

Net Interest Income	97,553	83,976
Provision for Credit Losses	10,185	9,321

Net interest income after provision for credit losses	87,368	74,655

Non-interest Income
Trust services income	3,339	3,453
Service charges and fees on deposit accounts	8,604	7,610
Mortgage banking income	9,358	5,453
Brokerage and insurance commissions	10,591	8,732
Net securities gains	478	505
Other income	7,979	7,070

Total non-interest income	40,349	32,823

Non-interest Expense
Salaries and employee benefits	40,514	34,747
Occupancy and equipment expense	12,216	8,829
Amortization expense	1,421	848
Other operating expense	19,073	15,759

Total non-interest expense	73,224	60,183

Income Before Income Taxes	54,493	47,295
Income Taxes	18,423	15,582

Net Income	$36,070	$31,713

Earnings per Common Share
Basic	$.41	$.38
Diluted	$.41	$.38

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended March 31,
	2003	2002
Balance at beginning of period	$832,433	$648,444
Comprehensive income
Net income	36,070	31,713
Other comprehensive income	(8,585)	(4,832)

Total comprehensive income	27,485	26,881

Common cash dividends	(17,461)	(15,704)
Treasury shares acquired		(5,968)
Treasury shares issued for stock option exercise	346	1,444
Common shares issued to acquire Celaris Group, Inc.		15,349
Fractional shares and other items	(501)	951

Balance at end of period	$842,302	$671,397

Common cash dividend per share	$.20	$.19

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands, except share data)	Three Months Ended March 31,
	2003	2002
Net Cash (Used For) From Operating Activities	$(26,165)	$59,592

Investing Activities

Net decrease in interest bearing deposits in other banks	1,630	10,050
Net change in federal funds sold	11,100	8,000
Securities available for sale:
Proceeds from maturities and payments	426,987	73,380
Proceeds from sales	24,513	260,175
Purchases	(683,715)	(540,914)
Proceeds from sales of non-mortgage loans	14,165	2,894
Net increase in loans	(94,870)	(131,894)
Purchases of premises and equipment	(2,768)	(3,316)
Proceeds from sales of premises and equipment	93	232
Proceeds from sales of other real estate	991	503
Cash paid to acquire Celaris Group, Inc.		(1,000)
Other	(154)	—

Net cash used for investing activities	(302,028)	(321,890)

Financing Activities
Net increase in deposit accounts	355,060	275,402
Net increase in federal funds and repurchase agreements	180,707	42,203
Net increase in borrowings under bank lines of credit	57,597	83,806
Net decrease in short-term FHLB advances	(295,000)	(140,000)
Proceeds from issuance of debt and long-term FHLB advances	50,580	75,797
Repayment of debt and long-term FHLB advances	(9,900)	(95,160)
Cash dividends and fractional shares paid	(17,962)	(15,704)
Proceeds from issuance of common stock	346	1,444
Treasury stock purchases	—	(5,968)

Net cash from financing activities	321,428	221,820

Net decrease in cash and due from banks	(6,765)	(40,478)
Cash and due from banks at beginning of period	253,172	272,196

Cash and due from banks at end of period	$246,407	$231,718

Supplemental Disclosures
Interest paid	$53,502	$69,097
Income taxes paid	19,650	13,900
Non-cash transactions – common shares issued to acquire Celaris Group, Inc.		15,349

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Information (Unaudited)

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

The accounting and reporting policies followed by Sky Financial conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments, such as mortgage servicing rights, are particularly subject to change.

These condensed consolidated unaudited interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2003, and its results of operations and cash flows for the periods presented. Certain amounts in prior financial statements have been reclassified to conform to the current presentation. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial. Sky Financial’s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a company if it determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Sky Financial.

In December 2002, FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. Sky Financial adopted the disclosure requirements for the fiscal year ended December 31, 2002. The adoption of this interpretation did not have a material impact on Sky Financial.

On December 31, 2002, FASB issued SFAS No. 148. “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of the pro forma effects of using the fair value based method of accounting for stock-based compensation and requires that these disclosures be included in interim as well as annual financial statements. The disclosure provisions of SFAS No. 148 were adopted on December 31, 2002 and did not have a material impact on Sky Financial.

During the third quarter of 2002, Sky Financial adopted Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.” Statement 147 provides for the reclassification of intangible assets associated with certain branch acquisitions to goodwill. In adopting the statement, $16.6 million of intangibles were reclassified to goodwill as of January 1, 2002. Reported earnings for the first six months of 2002 were restated to reflect the non-amortization of the goodwill of approximately $116 per month. Pre-tax net income increased $348 ($226 after-tax) during both the first and second quarter of 2002 as a result of implementing SFAS No. 147.

During 2002, the Sky Financial adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for legal obligations associated with the sale, abandonment, disposal, recycling or other than temporary removal from service of tangible long-lived assets. SFAS No. 143 requires an asset retirement obligation to be recognized at fair value when it is incurred, if a reasonable estimate of its fair value can be made at the time. Otherwise, the obligation should be recorded as soon as its fair value can be reasonably estimated. The adoption of this statement on January 1, 2002, did not have a material impact on Sky Financial.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates inconsistencies between the required accounting for sale-leaseback transactions. The adoption of SFAS No. 145 during May 2002 did not have a material effect on Sky Financial.

In June 2002, the FASB issued SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by US GAAP. Exit or disposal costs will be measured at the fair value and will be subsequently adjusted for changes in estimated cash flows. This statement, which was adopted on January 1, 2003, did not have a material effect on Sky Financial.

2.  Stock Based Compensation

Sky Financial applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income, as reported	$36,070	$31,713
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	532	657

Pro-forma net income	$35,538	$31,056

Earnings per share:
Basic – as reported	$.41	$.38

Basic – pro-forma	$.41	$.37

Diluted – as reported	$.41	$.38

Diluted – pro-forma	$.41	$.37

3.  Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Footnote one (Summary of Significant Accounting Policies) and footnote four (Loans and Allowance for Credit Losses), of the 2002 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2002.

4.  Mergers, Acquisitions and Divestitures

On January 28, 2003, Sky Financial acquired a 51% interest in Access Partners LLP for $373 in cash.

On April 30, 2003, Sky Financial acquired Metropolitan Financial Corp. (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company. Metropolitan shareholders received approximately 2.9 million shares of Sky Financial common stock and $25,000 in cash.

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (collectively known as Three Rivers). Three River’s shareholders received approximately 4,854,000 shares of Sky Financial common stock and cash of $38,987 in the tax-free exchange.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1.9 million in cash.

In January 2002, Sky Financial completed the acquisition of Celaris Group, Inc., a full service insurance agency headquartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1 million in cash and issued .75 million shares of Sky Financial common stock. During the third quarter 2002, Value Added Benefits, Ltd. was merged into Celaris Group, Inc. In December 2002, Celaris Group, Inc. merged with Picton Cavanaugh, Inc. to form Sky Insurance.

All of the purchases completed in 2002 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. The pro forma results of operations for these acquisitions had the acquisitions occurred at the beginning of 2002 are not significant and, accordingly, are not presented.

5.  Securities Available for Sale

The unrealized gains and losses and estimated fair values at March 31, 2003 and December 31, 2002 are as follows:

March 31, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$446,039	$7,490	$(67)
Obligations of state and political subdivisions	15,330	241	(27)
Corporate and other securities	68,983	2,279	(1,115)
Mortgage-backed securities	1,826,140	33,108	(6,376)

Total debt securities available for sale	2,356,492	43,118	(7,585)
Marketable equity securities	107,953	4,645	(415)

Total securities available for sale	$2,464,445	$47,763	$(8,000)

December 31, 2002	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$466,564	$9,735	$—
Obligations of state and political subdivisions	15,242	205	(176)
Corporate and other securities	71,896	1,754	(1,319)
Mortgage-backed securities	1,584,861	37,956	(197)

Total debt securities available for sale	2,138,563	49,650	(1,692)
Marketable equity securities	108,618	4,884	(1,451)

Total securities available for sale	$2,247,181	$54,534	$(3,143)

6.  Loans

The loan portfolios are as follows:

	March 31, 2003	December 31, 2002
Real estate loans:
Construction	$405,903	$410,955
Residential mortgage	1,588,406	1,614,048
Non-residential mortgage	2,344,368	2,290,053
Commercial, financial and agricultural	2,826,147	2,706,078
Installment and credit card loans	799,943	864,387

Total loans	$7,964,767	$7,885,521

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	March 31, 2003	December 31, 2002
Non-accrual loans	$62,257	$66,855
Restructured loans	1,291	3,203

Total non-performing loans	$63,548	$70,058

Non-accrual loans include $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due were classified as non-performing. See Note 14 “Commitments and Contingencies” for additional discussion.

7.  Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	March 31, 2003	December 31, 2002
Borrowings under bank lines of credit	$116,860	$59,149
Asset backed notes:
2001-A Class A-1, due December 2011 at 6.425%	23,632	26,547
2001-A Class A-2, due December 2011 at 9.95%	45,000	45,000
2001-B Class A-1, due July 2012 at 5.55%	39,785	43,036
2001-B Class A-2, due July 2012 at 6.39%	49,760	49,760
2001-C Class A-1, due January 2013 at 4.555%	26,347	28,568
2001-C Class A-2, due January 2013 at 5.925%	72,000	72,000
2002-A Class A-1, due July 2018 at 5.398%	58,269	59,160
2002-A Class A-2, due July 2018 at 6.705%	90,000	90,000
2002-B, Class A-1, due November 2012 at 2.682% (variable)	119,497	119,629
Borrowings under FHLB lines of credit	477,601	773,378
Subordinated note, 5.35%, due April 2013	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Obligated mandatorily redeemable capital securities of subsidiary trusts:
Due February 2027 at 9.875%	27,640	27,901
Due June 2027 at 10.20%	24,825	24,437
Due May 2030 at 9.34%	66,158	64,154
Capital lease obligation	1,507	1,526
Other items	1,099	1,505

Total borrowings	$1,404,980	$1,600,750

Sky Financial Solutions’ (SFS) warehouse line of credit is included under bank lines of credit and was $55,859 at March 31, 2003. There were no amounts outstanding at December 31, 2002.

During March 2003, Sky Financial sold $50,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Financial will use these proceeds to pay Metropolitan’s shareholders who elect to receive cash as merger consideration in exchange for their common shares. Any remaining proceeds will be used towards paying down $13,960 of Metropolitan subordinated debt.

During September 2002, Sky Bank sold $65,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Bank used the proceeds to pay down certain subordinated indebtedness owed to Sky Financial. Sky Financial used some of the proceeds received from Sky Bank to fund the cash payment due Three Rivers Bancorp, Inc. shareholders (see Note 4) and for general working capital purposes.

During May 2002, Sky Financial, through one of its affiliates, issued $150,000 of fixed interest rate asset-backed notes to provide term funding for commercial loans.

The expected final payment dates for the asset-backed notes listed above are included in the following table:

	Contractual Maturity Date	Expected Final Payment Date
2001-A, Class A-1	December 2011	October 2005
2001-A, Class A-2	December 2011	July 2009
2001-B, Class A-1	July 2012	July 2005
2001-B, Class A-2	July 2012	April 2007
2001-C, Class A-1	January 2013	October 2005
2001-C, Class A-2	January 2013	August 2010
2002-A, Class A-1	July 2018	October 2007
2002-A, Class A-2	July 2018	July 2012
2002-B, Class A-1	November 2012	November 2012

The amount of obligated mandatorily redeemable capital securities of subsidiary trusts represent the par value adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. These hedging relationships exchange the fixed interest rate on the borrowing to variable rate based on LIBOR plus a spread, resulting in a lower effective rate paid on the borrowings. See note 13 for further discussion on derivative instruments.

8.  Other Comprehensive Income

Other comprehensive income consisted of the following:

	Three Months Ended March 31,
	2003	2002
Securities available for sale:
Unrealized securities losses arising during period	$(11,628)	$(8,445)
Reclassification adjustment for gains included in income	(478)	(505)

	(12,106)	(8,950)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivative	(1,932)	530
Amounts reclassified to interest expense	830	986

	(1,102)	1,516

Net unrealized gain(loss)	(13,208)	(7,434)
Tax effect	4,623	2,602

Total other comprehensive income(loss)	$(8,585)	$(4,832)

9.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended March 31, 2003 and 2002, 2,813,000 and 2,841,000 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$36,070	$31,713

Denominator:
Weighted-average common shares outstanding (basic)	87,076,000	82,326,000
Effect of stock options	540,000	725,000

Weighted-average common shares outstanding (diluted)	87,616,000	83,051,000

Earnings per share:
Basic	$0.41	$0.38
Diluted	$0.41	$0.38

10.    Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2003, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

Sky Financial and its bank have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determinations have been made evaluating Sky Financial and its bank under Tier I, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well capitalized categorizations of Sky Financial and its bank subsidiary. Sky Financial’s capital ratios are presented in the following table:

	March 31, 2003	December 31, 2002
Total adjusted average assets for leverage ratio	$10,840,362	$10,805,449
Risk-weighted assets and off-balance-sheet financial instruments for capital ratio	8,963,383	8,986,093
Tier I capital	772,543	754,371
Total risk-based capital	998,263	990,098
Leverage ratio	7.1%	7.0%
Tier I capital ratio	8.6	8.4
Total capital ratio	11.1	11.0

Capital ratios applicable to Sky Financial’s banking subsidiary at March 31, 2003 were as follows:

	Leverage	Tier I Capital	Total Risk-based Capital
Regulatory Capital Requirements
Minimum	4.0%	4.0%	8.0%
Well-capitalized	5.0	6.0	10.0
Actual ratio
Sky Bank	6.8	8.5	10.7

In September, 2002, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to 1 million shares of Sky Financial’s outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. There have been no such purchases under the current authorization.

11.    Goodwill and Intangible Assets

Net goodwill at March 31, 2003 and December 31, 2002 was $108,956 and $108,776 respectively. Goodwill is reviewed annually for impairment. Sky Financial will perform this review during the second quarter of 2003.

Net other intangible assets at March 31, 2003 and December 31, 2002 were $42,482 and $43,903, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with the Sky Financial’s policy. For the years ended December 31, 2003 through 2007, estimated future amortization expense is approximately $3,538 per year.

12.    Line of Business Reporting

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

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are fully allocated based principally upon estimated usage of services. All significant non-recurring items of income and expense company-wide are included in Parent and Other. Substantially all of Sky Financial’s assets are part of the community banking line of business.

Selected segment information for the three months ended March 31, 2003 and 2002 is included in the following tables:

Three months ended March 31, 2003	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$89,943	$130	$7,183	$297	$97,553
Provision for credit Losses	7,275	225	2,685	—	10,185

Net interest income after provision	82,668	(95)	4,498	297	87,368
Other income	25,994	13,088	934	333	40,349
Other expense	56,837	10,550	5,024	813	73,224

Income (loss) before income taxes	51,825	2,443	408	(183)	54,493
Income taxes	17,327	1,085	172	(161)	18,423

Net income (loss)	$34,498	$1,358	$236	$(22)	$36,070

Goodwill at January 1, 2003	$79,119	$29,657	$—	$—	$108,776
Net activity	(68)	248	—	—	180

Goodwill at March 31, 2003	$79,051	$29,905	$—	$—	$108,956

Average assets	$10,158,758	$88,041	$655,229	$92,584	$10,994,612
Depreciation and amortization	5,664	216	137	244	6,261

Three months ended March 31, 2002	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$81,648	$245	$3,628	$(1,545)	$83,976
Provision for credit Losses	8,005	180	1,136	—	9,321

Net interest income after provision	73,643	65	2,492	(1,545)	74,655
Other income	20,099	8,895	723	3,106	32,823
Other expense	47,838	7,132	5,341	(128)	60,183

Income (loss) before income taxes	45,904	1,828	(2,126)	1,689	47,295
Income taxes	15,189	713	(743)	423	15,582

Net income (loss)	$30,715	$1,115	$(1,383)	$1,266	$31,713

Goodwill at January 1, 2002	$23,134	$10,778	$—	$—	$33,912
Net activity	—	18,108	—	—	18,108

Goodwill at March 31, 2002	$23,134	$28,886	$—	$—	$52,020

Average assets	$8,733,477	$75,025	$397,338	$81,096	$9,286,936
Depreciation and amortization	$2,899	$151	$145	$1,173	$4,368

13.    Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities.

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108.6 million of the mandatorily redeemable trust preferred securities to variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. As the terms of the interest rate swaps match the hedge trust preferred securities, the Company assumes no ineffectiveness in the hedging relationships.

Cash Flow Hedges

Sky Financial has entered into amortizing interest rate swaps to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swap is considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Sky Financial uses interest rate cap arrangements to hedge its exposure to increasing interest rates on $48.6 million of its variable rate federal funds purchased. Changes in the fair value of the interest rate caps, excluding time value, are designed to offset changes in the expected future cash flows of the hedged variable rate borrowings. As Sky Financial assumes no ineffectiveness in the hedging relationships, such changes in the fair value of the derivative instruments are recorded in other comprehensive income. No derivative gains or losses accumulated in other comprehensive income are expected to be reclassified into earnings within 12 months of March 31, 2003.

The following table presents the contract/notional and fair value amounts of all derivative transactions at March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$108,600	$10,026	$108,600	$7,891
Cash flow hedges	178,669	(3,279)	121,429	91
Interest rate caps	48,600	763	48,600	780

Derivative instruments	$335,869	$7,510	$278,629	$8,762

14.  Merger, Integration and Restructuring Expense

Sky Financial recorded $10,437 ($6,784 after tax) of merger, integration and restructuring charges related to the implementation of a new technology platform and from the completed acquisition of Three Rivers during the second and fourth quarters of 2002, respectively. The following is a summary of activity in the merger, integration and restructuring liability for the three months ended March 31, 2003:

Beginning balance	$5,781
Accruals	—
Cash payments	(3,546)

Ending balance	$2,235

15.  Commitments and Contingencies

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

A schedule of significant commitments at March 31, 2003 follows:

March 31, 2003
Commitments to extend credit	$2,176,478
Standby letters of credits	335,478
Letters of credits	545

Sky Financial also has recourse obligations on $232,489 of sold loans and leases originated by SFS prior to June 30, 2000. At March 31, 2003, Sky Financial has recorded a recourse obligation related to these loans and leases of $4,628.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2003 and 2002

Results of Operations

Net income for the first quarter of 2003 was $36,070, an increase of $4,357 over the first quarter of 2002 net income of $31,713. Diluted earnings per common share for the first quarter of 2003 was $.41 ($.41 basic), as compared to $.38 ($.38 basic) for the same period in 2002. Return on average equity (ROE) and return on average assets (ROA) were 17.37% and 1.33%, respectively, for the first quarter of 2003, compared to 19.11% and 1.38%, respectively, in 2002.

Business Line Results

Sky Financial’s three major lines of business include community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended March 31, 2003 and 2002 are summarized in the table below.

	Net Income (Loss)
Quarter Ended March 31,	2003	2002
Community Banking	$34,498	$30,715
Financial Services Affiliates	1,358	1,115
Sky Financial Solutions, Inc.	236	(1,383)
Parent and Other	(22)	1,266

Consolidated Total	$36,070	$31,713

The higher community banking net income in the first quarter of 2003 as compared to the same period of the previous year is due to higher net interest income, service charges and fees on deposits and mortgage banking income. These increases were partially offset by a higher provision for loan losses and an increase in other expenses. The efficiency ratio was 48.72% for the first quarter of 2003 compared to 46.96% in the first quarter of 2002. The 2003 community banking results reflect a ROE of 18.68% and a ROA of 1.36% compared to 19.53% and 1.43%, respectively, in the first quarter of 2002.

Sky Financial Solutions reported net income during the first quarter of 2003 as compared to a net loss for the same period in the previous year as net interest income continues to increase as a result of the continued growth in its retained loan portfolio.

The financial service affiliates’ net income increased as compared to 2002 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company and all significant non-recurring items of income and expense.

Net Interest Income

Net interest income for the first quarter of 2003 was $97,553, an increase of $13,577 or 16.2% from $83,976 in the first quarter of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 18.2% from the first quarter last year, with strong growth in average loans, increasing 21.2% from last year, which included organic growth of 12.2% in addition to the Three Rivers acquisition, which added $587 million in loans. Average deposits were up 16.4% from the same quarter last year, which included organic growth of 5.0% in addition to the Three Rivers acquisition, which added $762 million in deposits. Sky Financial’s net interest margin for the three months ended March 31, 2003 was 3.87%, a decrease of 7 basis points from last quarter and 8 basis points from first quarter a year ago. The lower net interest margin primarily reflects the impact of the extended low rate environment.

The following table reflects the components of Sky Financial’s net interest income for the three months ended March 31, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$59,314	$120	0.82%	$29,029	$143	2.00%
Federal funds sold	1,831	5	1.06	17,051	66	1.56
Securities	2,254,581	26,686	4.80	2,099,903	30,531	5.90
Loans and loans held for sale	7,978,888	131,942	6.71	6,564,695	121,729	7.52

Total interest-earning assets	10,294,614	158,753	6.25	8,710,678	152,469	7.10

Noninterest-earning assets	699,998			576,258

Total assets	$10,994,612			$9,286,936

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$151,017	272	0.73	$111,363	248.90
Savings deposits	3,015,096	8,343	1.12	2,453,247	9,200	1.52
Time deposits	3,659,200	29,745	3.30	3,330,729	36,903	4.49

Total interest-bearing deposits	6,825,313	38,360	2.28	5,895,339	46,351	3.19
Short-term borrowings	772,361	4,344	2.28	695,486	4,744	2.77
Trust Preferred Securities	116,515	1,631	5.68	108,600	2,381	8.89
Asset Backed Notes	529,467	8,042	6.16	288,891	4,664	6.55
Debt and FHLB advances	816,752	8,105	4.02	724,765	9,482	5.31

Total interest-bearing liabilities	9,060,408	60,482	2.70	7,713,081	67,622	3.56

Noninterest-bearing liabilities	1,091,904			900,818
Shareholders’ equity	842,300			673,037

Total liabilities and equity	$10,994,612			$9,286,936

Net interest income (tax equivalent basis)		$98,271			$84,847

Net interest rate spread (tax equivalent basis)			3.55%			3.54%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.87%			3.95%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $864 or 9.3% to $10,185 in the first quarter of 2003 compared to $9,321 in the first quarter of 2002. The higher provision for credit losses in the first quarter of 2003 was attributable to growth in the loan portfolio and higher net charge-offs due to a larger loan portfolio and overall market conditions as compared to the first quarter of 2002. Net charge-offs were $8,443 or 0.43% (annualized) of average loans during the three months ended March 31, 2003, compared to $7,504 or 0.46% (annualized) for the same period in 2002.

	March 31, 2003	December 31, 2002	March 31, 2002
Allowance for credit losses as a percentage of loans	1.55%	1.54%	1.60%
Allowance for credit losses as a percentage of non-performing loans	193.73%	173.25%	282.51%

Allowance for credit losses as a percentage of non-performing loans at March 31, 2003 has grown since the end of 2002 due to overall improvement in non-performing loans, however was still lower from March 31, 2002 as a result of the transfer of four related loans aggregating $22.8 million to non-accrual status during June 2002. See section titled “Non-Performing Assets” of management’s discussion and analysis for further information.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses. Non-interest income for the first quarter of 2003 was $40,349, an increase of $7,526 or 22.9% from the $32,823 for the same quarter of 2002. Non-interest income growth was most significant in mortgage banking income due to increases in origination volumes in the continued favorable interest rate environment. Mortgage banking revenues were $9,358, up $3,905 or 71.6%, despite the inclusion of $1,072 of mortgage servicing asset impairment charges in the first quarter of 2003 versus $655 of impairment recapture during the same period of 2002. Brokerage and insurance commissions were $10,591 for the three months ended March 31, 2003, up $1,859 or 21.3% for the same period in 2002, reflecting both growth from both increased sales and acquisitions. Service charges for the first quarter of 2003 were $8,604, up $994 or 13.1% from the first quarter of 2002 primarily due to deposit growth.

Non-Interest Expense

Non-interest expense for the first quarter of 2003 was $73,224, an increase of $13,041 or 21.7%, from $60,183 reported for the same quarter of 2002 due primarily to the increase in salary and other employee costs as a result of the Three Rivers acquisition. The efficiency ratio was 52.82% for the first quarter of 2003, up from 51.15% for the same quarter last year.

Income Taxes

The provision for income taxes for the first quarter of 2003 increased $2,841 to $18,423 from $15,582 for the same period in 2002. The effective tax rate for the three months ended March 31, 2003 was 33.83% as compared to 32.9% for the same period in 2002.

Balance Sheet

At March 31, 2003, total assets were $11,346,612, an increase of $332,669 from December 31, 2002. The increase was primarily attributable to increases in loans of $79,246, loans held for sale of $42,246, securities available for sale of $217,264 and other assets of $17,312. The increases were partially offset by a reduction in cash and interest earning deposits of $8,395, a decrease in fixed asset of $2,163, a decrease in federal funds sold of $11,100 and an increase in allowance for credit losses of $1,742. The net growth in assets was funded primarily by growth in total deposits, up $355,060. These increased deposits also funded a decrease in borrowed funds of $15,063. Shareholders’ equity totaled $842,302 at March 31, 2003, increasing $9,869 from December 31, 2002. Net retained earnings (net income less cash dividends) for the three months ended March 31, 2003 totaled $18,609. Other comprehensive income decreased by $8,585, primarily due to a decrease in the market value of securities available for sale and cash flow derivatives.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31, 2003	December 31, 2002	March 31, 2002
Non-accrual loans	$62,257	$66,855	$33,447
Restructured loans	1,291	3,203	3,840

Total non-performing loans	63,548	70,058	37,287
Other real estate owned	4,679	4,178	3,575

Total non-performing assets	$68,227	$74,236	$40,862

Loans 90 days or more past due and not on non-accrual	$13,434	$12,458	$9,980
Non-performing loans to total loans	0.80%	0.89%	0.57%
Non-performing assets to total loans plus other real estate owned	0.86	0.94	.62
Allowance for credit losses to total non-performing loans	193.73	173.25	282.51
Loans 90 days or more past due and not on non-accrual to total loans	0.17	0.16	0.15

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $93,843 and $85,929 at March 31, 2003 and December 31, 2002, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amount included in these loans results from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Non-accrual loans increased from $33,447 at March 31, 2002 to $62,257at March 31, 2003 primarily as a result of the addition of $22.8 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies issued by A.M. Best “A” rated insurance companies. Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

As of March 31, 2003, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.

Allowance for Credit Losses

The following tables presents a summary of Sky Financial’s credit loss experience for the three months ended March 31, 2003 and 2002.

	Three Months Ended March 31,
	2003	2002
Balance of allowance at beginning of year	$121,372	$103,523
Loans charged-off:
Real estate	(1,713)	(2,150)
Commercial and agricultural	(2,955)	(1,657)
Installment and credit card	(5,547)	(5,247)
Other loans	(87)	(138)

Total loans charged-off	(10,302)	(9,192)

Recoveries
Real estate	49	140
Commercial and agricultural	597	198
Installment and credit card	1,213	1,351
Other loans	—	—

Total recoveries	1,859	1,689

Net loans charged off	(8,443)	(7,503)
Provision charged to operating expense	10,185	9,321

Balance of allowance at end of period	$123,114	$105,341

Ratio of net charge-offs to average loans outstanding	0.43%	0.46%

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience, and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general allowance loss factor determination for those loans.

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
Construction	$2,235	$2,257
Real estate	37,932	36,071
Commercial, financial and agricultural	50,786	47,217
Installment and credit card	25,029	25,754
Unallocated	7,132	10,073

Total	$123,114	$121,372

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2003, securities and other short term investments with maturities of one year or less totaled $62,783. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $745,000 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2003, the banking subsidiary had total credit availability with the FHLB of $868,170, of which $477,602 was outstanding.

On March 5, 2003, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $120,000 through May 30, 2003. Management has the intent and ability to renegotiate this instrument during the second quarter of 2003 for substantially similar terms. At March 31, 2003, Sky Financial had borrowings of $61,000 under this agreement.

During March 2003, Sky Financial sold $50,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Financial will use these proceeds to pay Metropolitan’s shareholders who elect to receive cash as merger consideration in exchange for their common shares. Any remaining proceeds will be used towards paying down $13,960 of Metropolitan subordinated debt.

During September 2002, Sky Bank sold $65,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Bank used the proceeds to pay down certain subordinated indebtedness owed to Sky Financial. Sky Financial used these proceeds received from Sky Bank to partially fund the Three Rivers Bancorp, Inc., merger that was completed on October 1, 2002.

Sky Financial, through SFS, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At March 31, 2003, approximately $55,859 was outstanding under the warehouse line of credit. SFS has outstanding term funding of $524,290 at March 31, 2003 through the issuance of collateralized notes in a private placement.

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

A schedule of significant commitments at March 31, 2003 follows:

March 31, 2003
Commitments to extend credit	$2,176,478
Standby letters of credits	335,478
Letters of credits	545

Sky Financial also has recourse obligations on $232,489 of sold loans and leases originated by SFS prior to June 30, 2000. At March 31, 2003, Sky Financial has recorded a recourse provision related to these loans and leases of $4,628.

Sky Financial does not expect to make any share repurchases during 2003 in order to enhance liquidity.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are borrowings from outside sources and dividends paid to it by its banking subsidiary. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $16,789 at March 31, 2003.

Metropolitan Financial Corp. Acquisition

On April 30, 2003, Sky Financial acquired Metropolitan Financial Corp. (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company. Metropolitan shareholders received approximately 2.9 million shares of Sky Financial common stock and $25,000 in cash. Not considering the merger-related charges, the merger is expected to be accretive to diluted earnings per share by approximately $.02 for the year 2003 due to the expected cost savings benefits achieved through the integration of systems and support functions, improved branch efficiencies and increased alternative delivery channels for financial products and services. As a result of cost savings efforts Sky Financial expects to reduce approximately 30% of Metropolitan’s non-interest expense or $ 5.4 million on an annual basis and $3.1 million during 2003 after the completion of the merger. After-tax merger related charges of approximately $2 to $3 million or $0.02 to $0.03 per diluted share are expected to be recognized in the second quarter of 2003. Upon completion of the merger, Sky Financial anticipates that its regulatory capital ratios will be reduced by 50 to 60 basis points at the corporate level and 10 to 30 basis points at the bank level; however, these ratios will still remain above the well-capitalized requirements at both the corporate and bank levels.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At March 31, 2003, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was slightly positive for three months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guideline. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition and reorganization transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial’s customers; customer reaction to and unforeseen complications with respect to Sky Financial’s restructuring or integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions or migrations to a single platform system; and other risks identified from time-to-time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Although much of the act is still being assessed, we do not anticipate any significant changes in the operations of and reporting by Sky Financial as a result of the act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report as filed with the SEC. See “Controls and Procedures” for Sky Financial’s evaluation of disclosure controls and procedures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within Sky Financial, the dominant market risk exposure is changes in interest rates. The negative effects of this exposure is felt through the net interest margin, mortgage banking revenues and the market value of various assets and liabilities.

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at March 31, 2003 and December 31, 2002. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points was not measured due to the low probability of such a decline.

The following table presents the potential ratio of Sky Financial’s interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) divided by its interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period), commonly referred to as the “interest rate sensitivity gap” or “gap”, over a six month time period and a twelve month time period.

	March 31, 2003	ALCO Max	Guidelines Min
Six Month	117.2%	125%	95%
Twelve Month	111.3%	125%	95%

The following table presents an analysis of the potential sensitivity of Sky Financial’s annual net interest income to sudden and sustained 300, 200 and 100 basis-point changes in market rates.

	March 31, 2003	December 31, 2002	Guidelines
One Year Net Interest
Income Change
+300 Basis points	6.7%	9.2%	—%
+200 Basis points	5.4	7.6	(10.0)
+100 Basis points	3.1	5.0	(5.0)
-100 Basis points	(4.9)	(6.0)	(5.0)
Net present value of
Equity Change
+300 Basis points	(4.0)	7.7	—
+200 Basis points	.5	9.9	(15.0)
+100 Basis points	2.5	7.6	(10.0)
-100 Basis points	(5.2)	(9.1)	(10.0)

ALCO is aggressively managing the company’s risk to net interest income in response to continued declines in the interest rate environment.

The projected volatility of net interest income and the net present value of equity rates to a + 200 basis points change and + 100 basis point change at March 31, 2003 and December 31, 2002 fall within the ALCO guidelines. Sky Financial did not attempt to fix the out-of-guideline condition for net interest income under the 100 basis point down scenario at December 31, 2002, which was considered highly unlikely to occur.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively move its liability interest rate re-pricing down the yield curve to more effectively match the re-pricing characteristics of its assets. At March 31, 2003, the fair values of Sky Financial’s derivative arrangements aggregated $7,510 on contracts with notional amounts of $335,869.

Item 4.  Controls and Procedures

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure and controls procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of March 31, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2003, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 17, 2002, ballot totals for the election of five (5) Class II Directors to serve a three-year term until the Annual Meeting of Shareholders in 2006 were as follows:

Class II Directors Term Expires 2006	FOR	WITHHELD
George N. Chandler	68,935,017	1,201,598
Robert C. Duvall	68,563,485	1,573,129
D. James Hilliker	68,950,535	1,186,080
Gregory L. Ridler	68,695,672	1,440,943
Emerson J. Ross Jr.	68,624,316	1,512,299

Ballot totals for the election of the following Class I Director to serve a two-year term until the Annual Meeting of Shareholders in 2006 were as follows:

Class I Directors Term Expires 2006	FOR	WITHHELD
Marylouise Fennell, RSM	68,623,955	1,512,660

Total shares voted were 70,136,615 or 80.55% of the outstanding shares.

The following incumbent Class I and Class III Directors who were not nominees for election at the April 17, 2002 Annual Meeting were as follows:

Marty E. Adams	Thomas J. O’Shane
Richard R. Hollington, Jr.	Edward J. Reiter
Fred H. Johnson III	C. Gregory Spangler
Jonathan A. Levy	Robert E. Spitler
James C. McBane	Joseph N. Tosh II
Gerard P. Mastroianni

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

(11.1)	Statement Re Computation of Earnings Per Common Share
(99.1)	Certification of Marty E. Adams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
(99.2)	Certification of Kevin T. Thompson, Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Current report on Form 8-K dated March 3, 2003, announcing that Sky Financial had engaged Deloitte & Touche LLP as its independent public accountants and retained Crowe, Chizek and Company LLP for its outsourced internal audit and credit review services.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ KEVIN T. THOMPSON
Kevin T. Thompson Executive Vice President /Chief Financial Officer

DATE: April 30, 2003

SKY FINANCIAL GROUP, INC.

I, Marty E. Adams, Chairman, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sky Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors :

a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ MARTY E. ADAMS
Marty E. Adams Chairman, President and Chief Executive Officer

I, Kevin T. Thompson, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sky Financial Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors :

a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 30, 2003	/s/ KEVIN T. THOMPSON
Kevin T. Thompson Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(11.1)

Statement Re Computation of Earnings Per Common Share
The information required by this exhibit
is incorporated herein by reference from
the information contained in Note 7
“Earnings Per Share” on page 11 of Sky
Financial’s Form 10-Q for March 31, 2003.

(99.1)	Certification of Marty E. Adams, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(99.2)	Certification of Kevin T. Thompson, Chief Financial Officer, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002