Form 10-Q
period 2003-06-30
SKY FINANCIAL GROUP INC
filed 2003-08-12
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 90,311,634 at July 30, 2003.

SKY FINANCIAL GROUP, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$293,205	$253,172
Interest-earning deposits with financial institutions	69,889	61,345
Federal funds sold	—	11,100
Loans held for sale	110,326	69,333
Securities available for sale	2,551,690	2,247,181

Total loans	9,062,864	7,885,521
Less allowance for credit losses	(140,965)	(121,372)

Net loans	8,921,899	7,764,149

Premises and equipment	154,117	133,356
Goodwill	161,598	108,776
Core deposits and other intangibles	52,622	43,903
Accrued interest receivable and other assets	411,715	321,628

TOTAL ASSETS	$12,727,061	$11,013,943

LIABILITIES
Deposits
Non-interest bearing deposits	$1,207,755	$997,017
Interest-bearing deposits	7,500,580	6,618,401033

Total deposits	8,708,335	7,615,420
Securities under repurchase agreements and federal funds purchased	949,401	795,125
Debt and Federal Home Loan Bank advances	1,788,463	1,484,258
Obligated mandatorily redeemable capitalsecurities of subsidiary trusts	164,494	116,492
Accrued interest payable and other liabilities	201,358	170,215

TOTAL LIABILITIES	11,812,051	10,181,510

SHAREHOLDERS’ EQUITY
Serial preferred stock, $10.00 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 150,000,000 shares authorized; 90,069,968 and 87,276,888 shares issued in 2003 and 2002	716,113	658,767
Retained earnings	187,172	149,543
Treasury stock; 220,781 and 222,450 shares in 2003 and 2002	(3,965)	(3,965)
Accumulated other comprehensive income	15,690	28,088

TOTAL SHAREHOLDERS’ EQUITY	915,010	832,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,727,061	$11,013,943

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Loans, including fees	$142,736	$123,411	$274,678	$245,140
Securities
Taxable	23,987	30,350	49,806	59,626
Nontaxable	314	450	463	837
Federal funds sold and other	198	207	323	414

Total interest income	167,235	154,418	325,270	306,017

Interest Expense
Deposits	37,517	45,734	75,878	92,085
Borrowed funds	25,280	21,331	47,401	42,603

Total interest expense	62,797	67,065	123,279	134,688

Net Interest Income	104,438	87,353	201,991	171,329
Provision for Credit Losses	10,573	9,444	20,758	18,765

Net interest income after provision for credit losses	93,865	77,909	181,233	152,564

Non-interest Income
Trust services income	3,652	3,564	6,991	7,017
Service charges and fees on deposit accounts	9,489	8,379	18,094	15,989
Mortgage banking income	13,884	4,497	23,242	9,950
Brokerage and insurance commissions	10,815	9,554	21,406	18,286
Net securities gains	83	940	560	1,445
Other income	9,659	8,262	17,638	15,332

Total non-interest income	47,582	35,196	87,931	68,019

Non-interest Expense
Salaries and employee benefits	43,225	36,241	83,740	70,988
Occupancy and equipment expense	12,254	9,058	24,469	17,887
Merger, integration and restructuring expense	3,486	5,652	3,486	5,652
Amortization expense	1,704	850	3,124	1,697
Other operating expense	24,033	17,995	43,107	33,755

Total non-interest expense	84,702	69,796	157,926	129,979

Income Before Income Taxes	56,745	43,309	111,238	90,604
Income Taxes	19,236	14,186	37,659	29,768

Net Income	$37,509	$29,123	$73,579	$60,836

Earnings per Common Share
Basic	$.42	$.35	$.84	$.74
Diluted	.42	.35	.83	.73

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2003	2002	2003	2002
Balance at beginning of period	$842,302	$671,397	$832,433	$648,444
Comprehensive income
Net income	37,509	29,123	73,579	60,836
Other comprehensive income (loss)	(3,813)	19,924	(12,398)	15,452

Total comprehensive income	33,696	49,047	61,181	76,288

Common cash dividends	(18,012)	(15,670)	(35,473)	(31,374)
Treasury shares acquired		(7,340)		(13,308)
Treasury shares issued for stock option exercise	1,705	861	2,051	2,305
Common shares issued to acquire Metropolitan Financial Corp	55,294		55,294
Common shares issued to acquire Celaris Group, Inc.				15,349
Fractional shares and other items	25	1,499	(476)	2,090

Balance at end of period	$915,010	$699,794	$915,010	$699,794

Common cash dividend per share	$.20	$.19	$.40	$.38

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands, except share data)	2003	2002
Net Cash From Operating Activities	$54,976	$59,592

Investing Activities
Net decrease in interest bearing deposits in other banks	644	10,050
Net change in federal funds sold	11,100	8,000

Securities available for sale:
Proceeds from maturities and payments	910,102	73,380
Proceeds from sales	92,006	260,175
Purchases	(1,144,073)	(540,914)
Proceeds from sales of non-mortgage loans	447,499	2,894
Net increase in loans	(675,112)	(131,894)
Purchases of premises and equipment	(5,667)	(3,316)
Proceeds from sales of premises and equipment	380	232
Proceeds from sales of other real estate	3,920	503
Cash acquired from Metropolitan Financial Corp, net of cash paid	48,394
Cash paid to acquire Celaris Group, Inc.		(1,000)
Other	(154)	—

Net cash used for investing activities	(310,961)	(321,890)

Financing Activities
Net increase in deposit accounts	143,190	275,402
Net increase in federal funds and repurchase agreements	104,685	42,203
Net increase in borrowings under bank lines of credit	105,674	83,806
Net increase (decrease) in short-term FHLB advances	30,000	(140,000)
Proceeds from issuance of debt and long-term FHLB advances	50,580	75,797
Repayment of debt and long-term FHLB advances	(104,213)	(95,160)
Cash dividends and fractional shares paid	(35,949)	(15,704)
Proceeds from issuance of common stock	2,051	1,444
Treasury stock purchases	—	(5,968)

Net cash from financing activities	296,018	221,820

Net increase (decrease) in cash and due from banks	40,033	(40,478)
Cash and due from banks at beginning of period	253,172	272,196

Cash and due from banks at end of period	$293,205	$231,718

Supplemental Disclosures
Interest paid	$122,859	$69,097
Income taxes paid	46,752	13,900
Non-cash transactions
Common shares issued to acquire Metropolitan Financial Corp.	55,294
Common shares issued to acquire Celaris Group, Inc.		15,349

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Information (Unaudited)

(Dollars in thousands, except per share data)

1.    Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania, northern West Virginia and eastern Indiana. Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services.

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

These condensed consolidated unaudited interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2003, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which establishes standards for how an issuer classifies and measures certain freestanding financial instruments that have characteristics of both liabilities and equity. It requires that items such as mandatorily redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to issue a variable number of shares as liabilities be classified as liabilities. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on Sky Financial.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for decisions made by the Deriviatives Implementation Group, other FASB projects dealing with financial instruments, and in connection with the application of the definition of a derivative. The adoption of this statement on June 30, 2003 did not have a material impact on Sky Financial.

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46 “Consolidation of Variable Interest Entities” which requires the consolidation of certain special purposes entities (SPE’s) by a company if it is determined to be the primary beneficiary of the SPE’s operating activities. The adoption of this interpretation on January 31, 2003 did not have a material impact on Sky Financial.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income, as reported	$37,509	$29,123	$73,579	$60,836
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	581	657	1,113	1,314

Pro-forma net income	$36,928	$28,466	$72,466	$59,522

Earnings per share:
Basic—as reported	$.42	$.35	$.84	$.74

Basic—pro-forma	$.42	$.35	$.83	$.73

Diluted—as reported	$.42	$.35	$.83	$.73

Diluted—pro-forma	$.42	$.34	$.82	$.72

3.    Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Footnote one (Summary of Significant Accounting Policies), footnote four (Loans and Allowance for Credit Losses) and footnote 20 (Mortgage Banking Activity), of the 2002 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2002.

4.    Mergers, Acquisitions and Divestitures

On July 15, 2003, Sky Financial announced a definitive agreement to acquire GLB Bancorp, Inc., Mentor, Ohio, and its wholly-owned subsidiary Great Lakes Bank. Great Lakes Bank has $206 million in assets and operates 13 full-service branches in the Cleveland, Ohio market. The merger is expected to close in the fourth quarter of 2003 and, upon completion, the combined companies will have approximately $12.9 billion in total assets and $8.9 billion in total deposits.

On July 8, 2003, Sky Financial acquired Insurance Buyer’s Service Agency, Inc., a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164,000 shares of Sky Financial common stock.

On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp. (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company by obtaining the outstanding capital stock of Metropolitan for a purchase price of $88,401, including direct acquisition costs of $7,779. Metropolitan shareholders received approximately 2.9 million shares of Sky Financial common stock and $25,328 in cash. The value of the common shares issued was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisition were agreed to and announced. The acquisition complements Sky Financial’s operations in eastern Ohio by enhancing its presence in the Cleveland metropolitan area.

Sky Financial accounted for the acquisition as a purchase and included the results of Metropolitan in the accompanying fiscal 2003 consolidated financial statements from the effective date of the acquisition. The purchase price, including fees and other direct acquisition costs, was allocated based on a preliminary determination of estimated fair values at the date of the acquisition as follows:

Cash	$73,722
Loans	963,648
Securities available for sale	190,730
Premises and equipment	45,338
Core deposit intangibles	11,807
Goodwill	52,642
Other assets	53,296

Total assets acquired	1,391,183

Deposits	949,725
Debt and Federal Home Loan Bank advances	314,892
Other liabilities	38,165

Total liabilities acquired	1,302,782

Net assets acquired	$88,401

On January 28, 2003, Sky Financial acquired a 51% interest in Access Partners LLP for $373 in cash.

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (collectively known as Three Rivers). Three River’s shareholders received approximately 4.9 million shares of Sky Financial common stock and cash of $38,987 in the tax-free exchange.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1.9 million in cash.

In January 2002, Sky Financial completed the acquisition of Celaris Group, Inc., a full service insurance agency headquartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1 million in cash and issued .75 million shares of Sky Financial common stock. During the third quarter 2002, Value Added Benefits, Ltd. was merged into Celaris Group, Inc. In December 2002, Celaris Group, Inc. merged with Picton Cavanaugh, Inc., another wholly-owned insurance agency, to form Sky Insurance.

All of the purchases completed in 2002 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions.

The following (unaudited) pro-forma consolidated results of operations have been prepared as if the acquisitions of Metropolitan and Three Rivers occurred at the beginning of the periods presented. The pro forma results of operations for all other acquisitions are not significant and, accordingly, are not presented.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net interest income	$108,100	$105,476	$215,354	$207,385
Net income	32,869	18,156	70,632	53,602
Net income per share—Basic	.37	.20	.79	.59
Net income per share—Diluted	.36	.20	.78	.59

The pro forma information includes impairment charges related to Metropolitan’s fixed assets of $8.8 million ($6.1 million after-tax) and mortgage servicing rights of $4.9 million ($3.4 million after-tax) recognized in the second quarter of 2002.

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results

5.    Securities Available for Sale

The unrealized gains and losses and estimated fair values at June 30, 2003 and December 31, 2002 are as follows:

June 30, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$430,193	$9,097	$—
Obligations of state and political subdivisions	24,615	276	(1)
Corporate and other securities	102,341	4,111	(773)
Mortgage-backed securities	1,867,448	27,677	(2,958)

Total debt securities available for sale	2,424,597	41,161	(3,732)
Marketable equity securities	127,093	5,457	(974)

Total securities available for sale	$2,551,690	$46,618	$(4,706)

December 31, 2002	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$466,564	$9,735	$—
Obligations of state and political subdivisions	15,242	205	(176)
Corporate and other securities	71,896	1,754	(1,319)
Mortgage-backed securities	1,584,861	37,956	(197)

Total debt securities available for sale	2,138,563	49,650	(1,692)
Marketable equity securities	108,618	4,884	(1,451)

Total securities available for sale	$2,247,181	$54,534	$(3,143)

6.    Loans

The loan portfolios are as follows:

	June 30, 2003	December 31, 2002
Real estate loans:
Construction	$432,688	$410,955
Residential mortgage	1,799,887	1,614,048
Non-residential mortgage	2,863,740	2,290,053
Commercial, financial and agricultural	3,151,839	2,706,078
Installment and credit card loans	814,710	864,387

Total loans	$9,062,864	$7,885,521

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	June 30, 2003	December 31, 2002
Non-accrual loans	$86,793	$66,855
Restructured loans	1,266	3,203

Total non-performing loans	$88,059	$70,058

Non-accrual loans include $26.6 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7.    Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	June 30, 2003	December 31, 2002
Borrowings under bank lines of credit	$164,823	$59,149
Asset backed notes:
2001-A Class A-1, due December 2011 at 6.425%	21,693	26,547
2001-A Class A-2, due December 2011 at 9.95%	45,000	45,000
2001-B Class A-1, due July 2012 at 5.55%	36,624	43,036
2001-B Class A-2, due July 2012 at 6.39%	49,760	49,760
2001-C Class A-1, due January 2013 at 4.555%	24,909	28,568
2001-C Class A-2, due January 2013 at 5.925%	72,000	72,000
2002-A Class A-1, due July 2018 at 5.398%	57,214	59,160
2002-A Class A-2, due July 2018 at 6.705%	90,000	90,000
2002-B Class A-1, due November 2012 at 2.682% (variable)	119,497	119,629
Borrowings under FHLB lines of credit	939,649	773,378
Subordinated note, 5.35%, due April 2013	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Obligated mandatorily redeemable capital securities of subsidiary trusts:
Due February 2027 at 9.875%	28,403	27,901
Due June 2027 at 10.20%	25,179	24,437
Due May 2030 at 9.34%	67,162	64,154
Due June 2028 at 8.60%	27,750
Due June 2029 at 9.50%	16,000
Capital lease obligation	1,477	1,526
Other items	817	1,505

Total borrowings	$1,952,957	$1,600,750

Sky Financial Solutions’ (SFS) warehouse line of credit is included under bank lines of credit. At June 30, 2003, $89,823 was outstanding under the warehouse line of credit. No such amounts were outstanding at December 31, 2002. On July 13, 2003, SFS issued $135,000 of fixed rate-interest-rate collateralized notes in a private placement to provide term funding for commercial loans.

In conjunction with the acquisition of Metropolitan, Sky Financial assumed two issues of obligated redeemable capital securities with principal balances of $27,750 and $16,000.

During March 2003, Sky Financial sold $50,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Financial used these proceeds to pay Metropolitan’s shareholders who elected to receive cash as merger consideration in exchange for their common shares (see Note 4). The remaining proceeds were used to pay down $13,960 of Metropolitan subordinated debt.

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

The expected final payment dates for the asset-backed notes listed above are included in the following table:

	Contractual Maturity Date	Expected Final Payment Date
2001-A, Class A-1	December 2011	October 2005
2001-A, Class A2	December 2011	July 2009
2001-B, Class A1	July 2012	July 2005
2001-B, Class A2	July 2012	April 2007
2001-C, Class A1	January 2013	October 2005
2001-C, Class A2	January 2013	August 2010
2002-A, Class A1	July 2018	October 2007
2002-A, Class A2	July 2018	July 2012
2002-B, Class A1	November 2012	November 2012

The amount of obligated mandatorily redeemable capital securities of subsidiary trusts represent the par value adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. These hedging relationships exchange the fixed interest rate on the borrowing to variable rate based on LIBOR plus a spread, resulting in a lower effective rate paid on the borrowings. See note 13 for further discussion of derivative instruments.

8.    Other Comprehensive Income (loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Securities available for sale:
Unrealized securities gains (losses) arising during period	$2,149	$32,457	$(9,479)	$24,567
Reclassification adjustment for gains included in income	(83)	(940)	(560)	(1,445)

	2,066	31,517	(10,039)	23,122

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivative	(8,709)	(894)	(10,642)	91
Amounts reclassified to interest expense	777	30	1,607	560

	(7,932)	(864)	(9,035)	651

Net unrealized gain (loss)	(5,866)	30,653	(19,074)	23,773
Tax effect	2,053	(10,729)	6,676	(8,321)

Total other comprehensive income (loss)	$(3,813)	$19,924	$(12,398)	$15,452

9.    Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended June 30, 2003 and 2002, 2,260,000 and 876,000 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2003 and 2002, 2,653,000 and 1,430,000 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:

Net income	$37,509	$29,123	$73,579	$60,836

Denominator:

Weighted-average common shares outstanding (basic)	89,041,000	82,358,000	88,064,000	82,343,000
Effect of stock options	602,000	873,000	568,000	801,000

Weighted-average common shares outstanding (diluted)	89,643,000	83,231,000	88,632,000	83,144,000

Earnings per share:

Basic	$.42	$.35	$.84	$.74
Diluted	.42	.35	.83	.73

10.    Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2003, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets

Sky Financial	$1,120,157	11.2%	$798,126	8.0%	$997,658	10.0%
Sky Bank	965,715	10.7	720,634	8.0	900,793	10.0

Tier I capital to risk-weighted assets

Sky Financial	$831,078	8.3%	$399,063	4.0%	$598,594	6.0%
Sky Bank	775,492	8.6	360,317	4.0	540,476	6.0

Tier I capital to average assets

Sky Financial	$831,078	7.0%	$476,978	4.0%	$596,223	5.0%
Sky Bank	775,492	7.0	442,613	4.0	553,267	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2002	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk-weighted assets

Sky Financial	$990,098	11.0%	$718,887	8.0%	$898,609	10.0%
Sky Bank	841,128	10.6	633,468	8.0	791,835	10.0

Tier I capital to risk-weighted assets

Sky Financial	$754,371	8.4%	$359,444	4.0%	$539,166	6.0%
Sky Bank	665,374	8.4	316,734	4.0	475,101	6.0

Tier I capital to average assets

Sky Financial	$754,371	7.0%	$432,217	4.0%	$540,272	5.0%
Sky Bank	665,374	6.6	403,404	4.0	504,254	5.0

In September, 2002, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to 1 million shares of Sky Financial’s outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. There have been no such purchases under the current authorization.

11.    Goodwill and Intangible Assets

Goodwill at June 30, 2003 and December 31, 2002 was $161,598 and $108,776 respectively. During the second quarter of 2003, Sky Financial recorded $52,642 in goodwill as a result of the Metropolitan acquisition. Management is still reviewing the valuations of certain Metropolitan assets and liabilities and may adjust goodwill once these assessments are completed. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2003 and determined that goodwill was not impaired.

Net other intangible assets at June 30, 2003 and December 31, 2002 were $52,622 and $43,903, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with the Sky Financial’s policy. For the years ended December 31, 2004 through 2008, estimated future amortization expense is estimated to be approximately $6,182 per year.

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

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are fully allocated based principally upon estimated usage of services. All merger, integration and restructuring charges company-wide are included in Parent and Other. Substantially all of Sky Financial’s assets are part of the community banking line of business.

Selected segment information for the three months ended June 30, 2003 and 2002 is included in the following tables:

Three months ended June 30, 2003	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent And Other	Total

Net interest income	$97,904	$90	$7,416	$(972)	$104,438
Provision for credit Losses	8,100	225	2,248	—	10,573

Net interest income after provision	89,804	(135)	5,168	(972)	93,865
Other income	32,552	13,622	937	471	47,582
Other expense	62,405	10,949	5,019	6,329	84,702

Income (loss) before income taxes	59,951	2,538	1,086	(6,830)	56,745
Income taxes	20,273	911	399	(2,347)	19,236

Net income (loss)	$39,678	$1,627	$687	$(4,483)	$37,509

Goodwill at April 1, 2003	$79,051	$29,905	$—	$—	$108,956
Net activity	52,642	—	—	—	52,642

Goodwill at June 30, 2003	$131,693	$29,905	$—	$—	$161,598

Average assets	$11,257,865	$72,793	$694,027	$121,588	$12,146,273
Depreciation and amortization	5,074	234	105	177	5,590

Three months ended June 30, 2002	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$83,824	$226	$4,384	$(1,081)	$87,353
Provision for credit losses	7,574	180	1,690	—	9,444

Net interest income after provision	76,250	46	2,694	(1,081)	77,909
Other income	23,567	12,615	793	(1,779)	35,196
Other expense	50,962	10,119	6,070	2,645	69,796

Income (loss) before income taxes	48,855	2,542	(2,583)	(5,505)	43,309
Income taxes	16,322	963	(944)	(2,155)	14,186

Net income (loss)	$32,533	$1,579	$(1,639)	$(3,350)	$29,123

Goodwill at April 1, 2002	$23,134	$28,886	$—	$—	$52,020
Net activity	—	799	—	—	799

Goodwill at June 30, 2002	$23,134	$29,685	$—	$—	$52,819

Average assets	$8,894,636	$81,398	$477,264	$108,254	$9,561,552
Depreciation and amortization	2,932	177	116	177	3,402

Selected segment information for the six months ended June 30, 2003 and 2002 is included in the following tables:

Six months ended June 30, 2003	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent And Other	Total
Net interest income	$187,846	$221	$14,599	$(675)	$201,991
Provision for credit Losses	15,375	450	4,933	—	20,758

Net interest income after provision	172,471	(229)	9,666	(675)	181,233
Other income	58,545	26,709	1,872	805	87,931
Other expense	119,240	21,499	10,043	7,144	157,926

Income (loss) before income taxes	111,776	4,981	1,495	(7,014)	111,238
Income taxes	37,600	1,997	571	(2,509)	37,659

Net income (loss)	$74,176	$2,984	$924	$(4,505)	$73,579

Goodwill at January 1, 2003	$79,119	$29,657	$—	$—	$108,776
Net activity	52,574	248	—	—	52,822

Goodwill at June 30, 2003	$131,693	$29,905	$—	$—	$161,598

Average assets	$10,711,348	$73,709	$674,735	$113,832	$11,573,624
Depreciation and amortization	9,743	465	211	368	10,787

Six months ended June 30, 2002	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$165,472	$502	$8,012	$(2,657)	$171,329
Provision for credit Losses	15,578	360	2,827	—	18,765

Net interest income after provision	149,894	142	5,185	(2,657)	152,564
Other income	43,666	24,966	1,515	(2,128)	68,019
Other expense	98,799	20,281	11,411	(512)	129,979

Income (loss) before income taxes	94,761	4,827	(4,711)	(4,273)	90,604
Income taxes	31,511	1,833	(1,687)	(1,889)	29,768

Net income (loss)	$63,250	$2,994	$(3,024)	$(2,384)	$60,836

Goodwill at January 1, 2002	$23,134	$10,778	$—	$—	$33,912
Net activity	—	18,907	—	—	18,907

Goodwill at June 30, 2002	$23,134	$29,685	$—	$—	$52,819

Average assets	$8,814,768	$71,897	$437,522	$100,816	$9,425,003
Depreciation and amortization	5,018	347	233	1,257	6,855

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

Cash Flow Hedges

Sky Financial has entered into amortizing interest rate swaps to fix the rate on the borrowings of the warehouse line that is used to fund the loan originations at SFS as well as $40 million of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Sky Financial uses interest rate cap arrangements to hedge its exposure to increasing interest rates on $48.6 million of its variable rate federal funds purchased. Changes in the fair value of the interest rate caps, excluding time value, are designed to offset changes in the expected future cash flows of the hedged variable rate borrowings. As Sky Financial assumes no ineffectiveness in the hedging relationships, such changes in the fair value of the derivative instruments are recorded in other comprehensive income. No derivative gains or losses accumulated in other comprehensive income are expected to be reclassified into earnings due to ineffectiveness within 12 months of June 30, 2003.

The following table presents the contract/notional and fair value amounts of all derivative transactions at June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$108,600	$12,144	$108,600	$7,891
Cash flow hedges	252,598	(7,964)	121,429	91
Interest rate caps	48,600	496	48,600	780

Derivative instruments	$409,798	$4,676	$278,629	$8,762

14.    Merger, Integration and Restructuring Expense

Sky Financial recorded $3,486 ($2,266 after tax) of merger, integration and restructuring charges related to the acquisition of Metropolitan during the second quarter of 2003.

Sky Financial recorded $10,437 ($6,784 after tax) of merger, integration and restructuring charges related to the implementation of a new technology platform and from the completed acquisition of Three Rivers during the second and fourth quarters of 2002, respectively. The following is a summary of activity in the merger, integration and restructuring liability for the six months ended June 30, 2003:

Beginning balance	$5781

Accruals	3,486
Cash payments	(5,777)

Ending balance	$3,490

15.    Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $26.6 million. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with legal counsel, management believes that the credits are well secured and the prospects for recovery of all principal and interest are good. The entire portfolio has been placed on non-accrual status pending outcome of the litigation.

A schedule of significant commitments at June 30, 2003 follows:

June 30, 2003
Commitments to extend credit	$2,401,657
Standby letters of credit	335,647
Letters of credit	545

Sky Financial also has recourse obligations on $206,137 of sold loans and leases originated by SFS prior to June 30, 2000. At June 30, 2003, Sky Financial has recorded a recourse obligation related to these loans and leases of $4,381.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended June 30, 2003 and 2002

Results of Operations

Diluted earnings per common share for the second quarter of 2003 was $.42 ($.42 basic), as compared to $.35 ($.35 basic) for the same period in 2002. Net income for the second quarter of 2003 was $37,509, an increase of $8,386 over the second quarter of 2002 net income of $29,123. Sky Financials’ net income during the second quarter of 2003 includes the results of Metropolitan, which was acquired in April 2003, and Three Rivers, which was acquired in October 2002. Additionally, Sky Financial recognized merger, integration and restructuring charges of $3,486 during the second quarter of 2003 related to the acquisition of Metropolitan. Sky Financial recognized $5,652 related to its technology implementation during the second quarter of 2002. Based on net income, return on average equity (ROE) and return on average assets (ROA) were 16.78% and 1.24%, respectively, for the second quarter of 2003, compared to 16.90% and 1.22%, respectively, in 2002.

Business Line Results

Sky Financial’s three major lines of business include community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended June 30, 2003 and 2002 are summarized in the table below.

	Net Income (Loss)
Quarter Ended June 30,	2003	2002
Community Banking	$39,678	$32,533
Financial Services Affiliates	1,627	1,579
Sky Financial Solutions, Inc.	687	(1,639)
Parent and Other	(4,483)	(3,350)

Consolidated Total	$37,509	$29,123

The higher community banking net income in the first quarter of 2003 as compared to the same period of the previous year is due to higher net interest income, service charges and fees on deposits and mortgage banking income. These increases were partially offset by a higher provision for loan losses and an increase in other expenses. The efficiency ratio for the community banking segment was 50.41% for the second quarter of 2003 compared to 47.60% in the first quarter of 2002. The 2003 community banking results reflect a ROE of 17.58% and a ROA of 1.34% compared to 19.52% and 1.45%, respectively, in the first quarter of 2002.

Sky Financial Solutions reported net income during the first quarter of 2003 as compared to a net loss for the same period in the previous year as net interest income continues to increase as a result of the continued growth in its retained loan portfolio.

The financial service affiliates’ net income increased as compared to 2002 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company and merger, integration and restructuring charges.

Net Interest Income

Net interest income for the second quarter of 2003 was $104,438, an increase of $17,085 or 19.6% from $87,353 in the second quarter of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 26.3% from the second quarter last year, with strong growth in average loans, increasing 29.9% from last year, which included organic growth of 9.4% in addition to the Metropolitan and Three Rivers acquisitions. Average deposits were up 22.0% from the same quarter last year, primarily due to the Metropolitan and Three Rivers acquisitions. Sky Financial’s net interest margin for the three months ended June 30, 2003 was 3.73%, a decrease of 15 basis points from last quarter and 21 basis points from second quarter a year ago. The lower net interest margin primarily reflects the impact of the extended low rate environment and the incremental effect of the Metropolitan acquisition.

The following table reflects the components of Sky Financial’s net interest income for the three months ended June 30, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$61,588	$157	1.02%	$43,176	$180	1.67%
Federal funds sold	1,084	41	15.04	7,189	27	1.50
Securities	2,497,796	25,126	4.03	2,215,580	31,656	5.73
Loans and loans held for sale	8,773,738	142,736	6.53	6,710,376	123,412	7.38

Total interest-earning assets	11,334,206	168,060	5.95	8,976,321	155,275	6.94

Noninterest-earning assets	812,067			585,231

Total assets	$12,146,273			$9,561,552

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$215,687	370.69		$101,255	172.68
Savings deposits	3,344,855	8,683	1.04	2,680,407	9,567	1.43
Time deposits	3,806,940	28,464	3.00	3,322,421	35,995	4.35

Total interest-bearing deposits	7,367,482	37,517	2.04	6,104,083	45,734	3.01
Short-term borrowings	882,223	4,978	2.26	677,915	4,731	2.80
Trust Preferred Securities	152,419	1,604	4.22	108,600	2,127	7.86
Asset Backed Notes	520,389	8,040	6.20	377,680	5,797	6.16
Debt and FHLB advances	1,110,998	10,658	3.85	670,080	8,676	5.19

Total interest-bearing liabilities	10,033,511	62,797	2.51	7,938,358	67,065	3.39

Noninterest-bearing liabilities	1,216,248			931,920
Shareholders’ equity	896,514			691,274

Total liabilities and equity	$12,146,273			$9,561,552

Net interest income (tax equivalent basis)		$105,263			$88,210

Net interest rate spread (tax equivalent basis)			3.44%			3.55%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.73%			3.94%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $1,129 or 12.0% to $10,573 in the second quarter of 2003 compared to $9,444 in the second quarter of 2002. The higher provision for credit losses in the second quarter of 2003 was attributable to growth in the loan portfolio and higher net charge-offs due to a larger loan portfolio and overall market conditions as compared to the second quarter of 2002. Net charge-offs were $7,927 or 0.37% (annualized) of average loans during the three months ended June 30, 2003, compared to $6,721 or 0.40% (annualized) for the same period in 2002.

	June 30, 2003	December 31, 2002	June 30, 2002
Allowance for credit losses as a percentage of loans	1.56%	1.54%	1.58%
Allowance for credit losses as a percentage of non-performing loans	160.08%	173.25%	177.98%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $26.6 million of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses. Non-interest income for the second quarter of 2003 was $47,582, an increase of $12,386 or 35.2% from $35,196 for the same quarter of 2002. Non-interest income growth was most significant in mortgage banking income due to increases in origination volumes in the continued favorable interest rate environment. Mortgage banking revenues were $13,884, up $9,387 or 208.7%, despite the inclusion of $3,622 of mortgage servicing asset impairment charges in the second quarter of 2003 versus $75 during the same period of 2002. Brokerage and insurance commissions were $10,815 for the three months ended June 30, 2003, up $1,261 or 13.2% for the same period in 2002, reflecting growth from both increased sales and acquisitions. Service charges for the second quarter of 2003 were $9,489, up $1,110 or 13.2% from the second quarter of 2002 primarily due to deposit growth from acquisitions. Other income was $9,659, up $1,397 or 16.9% from the second quarter of 2002 due primarily to acquisitions.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Metropolitan and Three Rivers acquisitions. Non-interest expense for the second quarter of 2003 was $84,702, an increase of $14,906 or 21.4%, from $69,796 reported for the same quarter of 2002. Salary and other employee costs were $43,225, up $6,984 or 19.3% as compared to the second quarter of 2002 due to an increase in full time equivalent employees. Occupancy and equipment costs were $12,254, up $3,196 or 35.3% compared to the same period of 2002, primarily due to acquisitions and the implementation of Sky Financial’s new technology platform during the second quarter of 2002. Other operating expenses were $25,737, up $6,892 or 36.6% as compared to the second quarter of 2002 due primarily to increased head count and facilities from acquisitions. Merger, integration and restructuring charges of $3,486 related to the Metropolitan acquisition were recognized during the second quarter of 2003. During the second quarter of 2002, Sky Financial recognized merger, integration and restructuring charges of $5,652 related to its company wide systems implementation. The efficiency ratio, including merger, integration and restructuring charges, was 55.42% for the second quarter of 2003, down from 56.56% for the same quarter last year.

Income Taxes

The provision for income taxes for the second quarter of 2003 increased $5,050 to $19,236 from $14,186 for the same period in 2002. The effective tax rate for the three months ended June 30, 2003 was 33.89% as compared to 32.75% for the same period in 2002.

Six months ended June 30, 2003 and 2002

Results of Operations

Diluted earnings per common share for the first half of 2003 was $.83 ($.84 basic), as compared to $.73 ($.74 basic) for the same period in 2002. Net income for the first half of 2003 was $73,579, an increase of $12,743 over the first half of 2002 net income of $60,836. Sky Financials’ net income during the first half of 2003 includes the results of Metropolitan, which was acquired in April 2003, and Three Rivers, which was acquired in October 2002. Additionally, Sky Financial recognized merger, integration and restructuring charges of $3,486 during the first six months of 2003 related to the acquisition of Metropolitan. Sky Financial recognized $5,652 related to its technology implementation during the first six months of 2002. Based on net income, ROE and ROA were 17.06% and 1.28%, respectively, for the first half of 2003, compared to 17.98% and 1.30%, respectively, in 2002.

Business Line Results

Sky Financial’s three major lines of business include community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the six months ended June 30, 2003 and 2002 are summarized in the table below.

	Net Income (Loss)
Six Months Ended June 30,	2003	2002
Community Banking	$74,176	$63,250
Financial Services Affiliates	2,984	2,994
Sky Financial Solutions, Inc.	924	(3,024)
Parent and Other	(4,505)	(2,384)

Consolidated Total	$73,579	$60,836

The higher community banking net income during the first six months of 2003 as compared to the same period of the previous year is due to higher net interest income, service charges and fees on deposits and mortgage banking income. These increases were partially offset by a higher provision for loan losses and an increase in other expenses. The efficiency ratio for the community banking segment was 49.76% for the first half of 2003 compared to 47.60% in the first half of 2002. The 2003 year to date community banking results reflect a ROE of 18.09% and a ROA of 1.36% compared to 19.52% and 1.44%, respectively, for the first six months of 2002.

Sky Financial Solutions reported net income during the first half of 2003 as compared to a net loss for the same period in the previous year as net interest income continues to increase as a result of the continued growth in its retained loan portfolio.

The financial service affiliates’ net income increased as compared to 2002 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company and merger integration and restructuring charges.

Net Interest Income

Net interest income for the first half of 2003 was $201,991, an increase of $30,662 or 17.9% from $171,329 in the first half of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 22.3% from the first quarter last year, with strong growth in average loans, increasing 25.7% from last year, which included organic growth of 11% in addition to the Metropolitan and Three Rivers acquisitions. Average deposits were up 19.2% from the same quarter last year, due primarily to the Metropolitan and Three Rivers acquisitions. Sky Financial’s net interest margin for the six months ended June 30, 2003 was 3.79%, a decrease of 16 basis points from the fist six months ended June 30, 2002. The lower net interest margin primarily reflects the impact of the extended low rate environment and the effect of the Metropolitan acquisition.

The following table reflects the components of Sky Financial’s net interest income for the three months ended June 30, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$60,457	$277.92%		$36,142	$322	1.80%
Federal funds sold	1,455	45	6.30	12,093	93	1.54
Securities	2,376,861	51,811	4.40	2,158,061	62,188	5.81
Loans and loans held for sale	8,378,508	274,679	6.61	6,637,937	245,140	7.45

Total interest-earning assets	10,817,281	326,812	6.09	8,844,233	307,743	7.02

Noninterest-earning assets	756,343			580,770

Total assets	$11,573,624			$9,425,003

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$183,531	642.71		$106,281	420.80
Savings deposits	3,180,886	17,026	1.08	2,567,455	18,767	1.47
Time deposits	3,733,478	58,210	3.14	3,326,551	72,898	4.42

Total interest-bearing deposits	7,097,895	75,878	2.16	6,000,287	92,085	3.09
Short-term borrowings	827,595	9,322	2.27	686,652	9,475	2.78
Trust Preferred Securities	134,566	3,234	4.85	108,600	4,508	8.37
Asset Backed Notes	524,903	16,082	6.18	344,444	10,460	6.12
Debt and FHLB advances	964,689	18,763	3.92	686,358	18,155	5.34

Total interest-bearing liabilities	9,549,648	123,279	2.60	7,826,341	134,683	3.47

Noninterest-bearing liabilities	1,154,420			916,456
Shareholders’ equity	869,556			682,206

Total liabilities and equity	$11,573,624			$9,425,003

Net interest income(tax equivalent basis)		$203,533			$173,060

Net interest rate spread (tax equivalent basis)			3.49%			3.55%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.79%			3.95%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $1,993 or 10.6% to $20,758 in the first half of 2003 compared to $18,765 in the first half of 2002. The higher provision for credit losses in the first half of 2003 was attributable to growth in the loan portfolio and higher net charge-offs due to a larger loan portfolio and overall market conditions as compared to the first half of 2002. Net charge-offs were $16,370 or 0.40% (annualized) of average loans during the six months ended June 30, 2003, compared to $14,224 or 0.43% (annualized) for the same period in 2002.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses. Non-interest income for the first half of 2003 was $87,931, an increase of $19,912 or 29.3% from the $68,019 for the same quarter of 2002. Non-interest income growth was most significant in mortgage banking income due to increases in origination volumes in the continued favorable interest rate environment. Mortgage banking revenues were $23,242, up $13,292 or 133.59%, despite the inclusion of $4,694 of mortgage servicing asset impairment charges in the first half of 2003 versus $579 of impairment recapture during the same period of 2002. Brokerage and insurance commissions were $21,406 for the six months ended June 30, 2003, up $3,120 or 17.1% for the same period in 2002, reflecting both growth from both increased sales and acquisitions. Service charges for the first quarter of 2003 were $18,094, up $2,105 or 13.2% from the first quarter of 2002 primarily due to deposit growth.

Non-Interest Expense

Non-interest expense for the first half of 2003 was $157,926; an increase of $27,947 or 21.5%, from $129,979 reported for the first half of 2002. Sky Financial recorded merger, integration and restructuring charges of $3,486 for the Metropolitan acquisition during the first half of 2003 and $5,652 for its new technology implementation during the first half of 2002. The remaining increase in non-interest expense is due primarily to the increase in salary and other employee costs as a result of the Metropolitan and Three Rivers acquisition. Including merger, integration and restructuring charges, the efficiency ratio was 54.18% for the first half of 2003, up from 53.9% for the same period last year.

Income Taxes

The provision for income taxes for the first half of 2003 increased $7,891 to $37,659 from $29,768 for the same period in 2002. The effective tax rate for the six months ended June 30, 2003 was 33.9% as compared to 32.9% for the same period in 2002.

Balance Sheet

At June 30, 2003, total assets were $12,727,061, an increase of $1,713,118 from December 31, 2002. This increase was primarily attributable to the acquisition of Metropolitan in April 2003. The increase in loans of $1,177,343, included $937,427 from Metropolitan as well as 11% organic growth. Securities available for sale increased $181,539 due to the Metropolitan acquisition and additional investment purchases. Other assets increased $148,966, of which $89,462 was due to assets acquired from Metropolitan and the recognition of $52,641 of goodwill and $11,807 in core deposit intangibles.

The net growth in assets was funded primarily by growth in total deposits, up $1,092,915, which consisted of $949,725 from the Metropolitan acquisition and from organic growth. Debt increased $506,483, due to assumption of $271,142 from Metropolitan and additional borrowings under bank lines of credit of $105,674.

Shareholders’ equity totaled $915,010 at June 30, 2003, increasing $82,577 from December 31, 2002. Common stock increased $57,346, mainly due to $55,294 of stock issued to Metropolitan shareholders. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2003 totaled $38,106. Other comprehensive income decreased by $12,398, primarily due to a decrease in the market value of securities available for sale and cash flow derivatives.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	June 30, 2003	December 31, 2002	June 30, 2002
Non-accrual loans	$86,793	$66,855	$56,876
Restructured loans	1,266	3,203	3,840

Total non-performing loans	88,059	70,058	60,716
Other real estate owned	6,840	4,178	4,179

Total non-performing assets	$94,899	$74,236	$64,895

Loans 90 days or more past due and not on non-accrual	$12,189	$12,458	$9,200
Non-performing loans to total loans	.97%	.89%	.89%
Non-performing assets to total loans plus other real estate owned	1.05	.94	.95
Allowance for credit losses to total non-performing loans	160.08	173.25	177.98
Loans 90 days or more past due and not on non-accrual to total loans	.13	.16	.13

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $100,008 and $85,929 at June 30, 2003 and December 31, 2002, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amount included in these loans results from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Included in non-accrual loans at June 30, 2003 are $26.6 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies issued by A.M. Best “A” rated insurance companies. Sky Financial is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

As of June 30, 2003, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.

Allowance for Credit Losses

The following tables presents a summary of Sky Financial’s credit loss experience for the three months ended June 30, 2003 and 2002.

	Three Months Ended		Six Months Ended
	2003	2002	2003	2002
Balance of allowance at beginning of year	$123,114	$105,341	$121,372	$103,523

Loans charged-off:
Real estate	(1,706)	(1,887)	(3,419)	(4,038)
Commercial and agricultural	(3,869)	(1,625)	(6,824)	(3,281)
Installment and credit card	(4,331)	(4,651)	(9,879)	(9,898)
Other loans	(79)	(402)	(165)	(541)

Total loans charged-off	(9,985)	(8,565)	(20,287)	(17,758)

Recoveries
Real estate	371	198	419	338
Commercial and agricultural	389	259	985	457
Installment and credit card	1,295	1,388	2,508	2,739
Other loans	3	—	5	—

Total recoveries	2,058	1,845	3,917	3,534

Net loans charged off	(7,927)	(6,720)	(16,370)	(14,224)

Provision charged to operating expense	10,573	9,444	20,758	18,766
Acquired through business combinations	15,205	—	15,205	—

Balance of allowance at end of period	$140,965	$108,065	$140,965	$108,065

Ratio of net charge-offs to average loans outstanding	.37%	.40%	.40%	.43%

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience and are reviewed for revision on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, the probability that a loss has been incurred exceeds the general allowance loss factor determination for those loans.

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002
Construction	$2,054	$2,257
Real estate	44,856	36,071
Commercial, financial and agricultural	57,446	47,217
Installment and credit card	25,448	25,754
Unallocated	11,161	10,073

Total	$140,965	$121,372

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2003, securities and other short term investments with maturities of one year or less totaled $57,223. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $737,000 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2003, the banking subsidiary had total credit availability with the FHLB of $986,373, of which it had outstanding borrowings of $935,193.

On May 30, 2003, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $105,000 through May 30, 2004. At June 30, 2003, Sky Financial had borrowings of $75,000 under this agreement.

During March 2003, Sky Financial sold $50,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Financial used these proceeds to pay Metropolitan’s shareholders who elected to receive cash as merger consideration in exchange for their common shares and the remaining proceeds were used to pay down $13,960 of Metropolitan subordinated debt.

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

Sky Financial, through Sky Financial Solutions (SFS), entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At June 30, 2003, approximately $89,823 was outstanding under the warehouse line of credit. SFS has outstanding term funding of $516,697 at June 30, 2003 through the issuance of collateralized notes in a private placement. On July 13, 2003, SFS issued an additional $135,000 of fixed rate-interest-rate collateralized notes in a private placement to provide term funding for commercial loans.

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

A schedule of significant commitments at June 30, 2003 follows:

June 30, 2003
Commitments to extend credit	$2,401,657
Standby letters of credits	335,647
Letters of credits	545

Sky Financial also has recourse obligations on $206,137 of sold loans and leases originated by SFS prior to June 30, 2000. At June 30, 2003, Sky Financial has recorded a recourse provision related to these loans and leases of $4,381.

Sky Financial does not expect to make any share repurchases during 2003 in order to enhance liquidity.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $22,786 at June 30, 2003.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At June 30, 2003, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for six months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guideline. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. Although parts of the act are still being assessed, we do not anticipate any significant changes in the operations of and reporting by Sky Financial as a result of the act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report as filed with the SEC. See “Controls and Procedures” for Sky Financial’s evaluation of disclosure controls and procedures.

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at June 30, 2003 and December 31, 2002. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points was not measured due to the low probability of such a decline.

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

	June 30, 2003	ALCO Max	Guidelines Min
Six Month	115.2%	125%	95%
Twelve Month	117.8	125%	95%

The following table presents an analysis of the potential sensitivity of Sky Financial’s annual net interest income to sudden and sustained 300, 200 and 100 basis-point changes in market rates.

	June 30, 2003	December 31, 2002	ALCO Guidelines
One Year Net Interest
Income Change
+300 Basis points	8.56%	9.2%	—%
+200 Basis points	7.36	7.6	(10.0)
+100 Basis points	4.82	5.0	(5.0)
-100 Basis points	(4.47)	(6.0)	(5.0)
Net present value of
Equity Change
+300 Basis points	(10.3)	7.7	—
+200 Basis points	(3.8)	9.9	(15.0)
+100 Basis points	.4	7.6	(10.0)
-100 Basis points	(7.5)	(9.1)	(10.0)

ALCO is aggressively managing the company’s risk to net interest income in response to continued declines in the interest rate environment.

The projected volatility of net interest income and the net present value of equity rates to a + 200 basis points change and + 100 basis point change at June 30, 2003 and December 31, 2002 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively move its liability interest rate re-pricing down the yield curve to more effectively match the re-pricing characteristics of its assets. At June 30, 2003, the fair values of Sky Financial’s derivative arrangements aggregated $4,676 on contracts with notional amounts of $409,798.

Item 4.     Controls and Procedures

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure and controls procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of June 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2003, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a current outstanding balance of $26.6 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank (and its predecessor Metropolitan) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI, and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. A similar suit was filed by Metropolitan in June, 2002. In October, 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. The Motion is pending with the MDL Court, however, there is no indication when the MDL Court will rule on the Motion. Meanwhile, discovery in the MDL Proceeding is underway, and depositions began on July 1, 2003.

The key defense of the Sureties in denying Sky Bank’s claims under the surety bonds is that they were fraudulently induced by the originator of the commercial leases to issue the surety bonds in the first instance. The Sureties have also asserted related defenses that the underlying equipment leases are invalid, usurious, or otherwise unenforceable. Sky Bank believes that none of these defenses can defeat Sky Bank’s claims under the surety bonds, which, in the view of Sky Bank, provide for absolute and unconditional guarantees of payment.

Sky Bank believes that the language of the surety bonds (and in the case of Illinois Union, the insurance policies) clearly provides that the Sureties are responsible to Sky Bank, as the Obligee or Named Insured under the bonds, for the underwriting of the lessees and leases, including all issues of fraud, and that the Sureties waived any defense of fraud to claims under the bonds. Sky Bank also believes that the surety bonds make it clear that the Sureties were responsible for the performance of the originator of the leases as sub-servicer of the leases. Finally, Sky Bank believes that the surety bonds provide that if the Obligee or Named Insured fails to receive a payment due under a lease from the sub-servicer, a default under the lease occurs, and the Sureties’ payment obligations are triggered. Relevant excerpts from the RLI and Royal surety bonds are set forth below:

The Surety is responsible to the Obligee for the individual underwriting of each lessee and Lease, including but not limited to, all related credit matters, issues of fraud, bankruptcy and the accurate and timely performance by any sub-servicer designated by Surety, and Surety shall assert no defenses to any claim under this Bond as a result of any of the foregoing. This Lease Bond and the Surety’s obligation constitute an unconditional and absolute guarantee of payment, not collection. If the Obligee fails to receive a payment under the Lease from the Surety, as servicer, or from any sub-servicer, on the scheduled due date, a default under the Lease occurs. Upon such default, the Surety shall have thirty (30) days to cause the default to be remedied. The Surety shall make payment on this bond to Obligee upon receipt of demand from Obligee, within this 30 day period.

Relevant excerpts from the IU insurance policies are set forth below:

The issuance of this endorsement shall represent the Company’s approval of the individual underwriting and execution and delivery of each Lease, including, but not limited to, all related credit matters, issues of fraud, bankruptcy, validity, legality and enforceability and the Company shall pay all claims hereunder unconditionally and assert no defenses to any claim under this endorsement as a result of any of the foregoing or based on any act or omission of the master-servicer or sub-servicer. If the named insured fails to receive a payment under the lease from the lessee…then default under the lease occurs. Upon such default, the Company shall have thirty (30) days to cause the default to be remedied. Upon the passage of such 30-day period, then the Company shall make payment hereunder to the named insured in immediately available funds…

Furthermore, Sky Bank believes that as a further inducement to Sky Bank to extend credit, the Sureties issued representation letters and legal opinions which confirmed the validity and enforceability of its surety bonds, and in effect acknowledged the assignment of the bonds to Sky Bank.

Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the Sureties, due in part to the fact that, under the terms of the bonds, the Sureties undertake the responsibility for all credit matters and any fraud that may have occurred in the underwriting of the credit, and waive all defenses associated with the bonds, including defenses of fraud. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds.

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

Item 4.     Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 16, 2003, ballot totals for the election of five (5) Class II Directors to serve a three-year term until the Annual Meeting of Shareholders in 2006 were as follows:

Class II Directors Term Expires 2006	FOR	WITHHELD
George N. Chandler	68,935,017	1,201,598
Robert C Duvall	68,563,485	1,573,129
D. James Hilliker	68,950,535	1,186,080
Gregory L. Ridler	68,695,672	1,440,943
Emerson J. Ross Jr.	68,624,316	1,512,299

Ballot totals for the election of the following Class I Director to serve a two-year term until the Annual Meeting of Shareholders in 2005 were as follows:

Class I Directors Term Expires 2005	FOR	WITHHELD
Marylouise Fennell, RSM	68,623,955	1,512,660

Total shares voted were 70,136,615 or 80.55% of the outstanding shares.

The following incumbent Class I and Class III Directors who were not nominees for election at the April 16, 2003 Annual Meeting were as follows:

Marty E. Adams	Thomas J. O’Shane
Richard R. Hollington, Jr.	Edward J. Reiter
Fred H. Johnson III	C. Gregory Spangler
Jonathan A. Levy	Robert E. Spitler
James C. McBane	Joseph N. Tosh II
Gerard P. Mastroianni

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 "Earnings Per Share" on page 11 of Sky Financial's Form 10-Q for
June 30, 2003.

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

Current report on Form 8-K dated April 16, 2003 reporting Sky Financial’s first quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/S/ KEVIN T. THOMPSON

Kevin T. Thompson Executive Vice President / Chief Financial Officer DATE: August 12, 2003 SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 “Earnings Per Share” on page 11 of Sky Financial’s Form 10-Q for June 30, 2003.
(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
(32.1)	Section 1350 Certification of Chief Executive Officer.
(32.2)	Section 1350 Certification of Chief Financial Officer.