Form 10-Q
period 2003-09-30
SKY FINANCIAL GROUP INC
filed 2003-11-14
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 92,305,357 at October 31, 2003.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars in thousands, except share data)	September 30, 2003	December 31, 2002
ASSETS
Cash and due from banks	$196,059	$253,172
Interest-earning deposits with financial institutions	82,375	61,345
Federal funds sold	—	11,100
Loans held for sale	35,560	69,333
Securities available for sale	2,573,009	2,247,181
Total loans	9,079,479	7,885,521
Less allowance for credit losses	(141,353)	(121,372)

Net loans	8,938,126	7,764,149
Premises and equipment	153,164	133,356
Goodwill	165,414	108,776
Core deposits and other intangibles	51,140	43,903
Accrued interest receivable and other assets	423,760	321,628

TOTAL ASSETS	$12,618,607	$11,013,943

LIABILITIES
Deposits
Non-interest bearing deposits	$1,157,822	$997,017
Interest-bearing deposits	7,453,863	6,618,403

Total deposits	8,611,685	7,615,420
Securities under repurchase agreements and federal funds purchased	780,608	795,125
Debt and Federal Home Loan Bank advances	1,958,629	1,484,258
Obligated mandatorily redeemable capital securities of subsidiary trusts	171,176	116,492
Accrued interest payable and other liabilities	164,565	170,215

TOTAL LIABILITIES	11,686,663	10,181,510

SHAREHOLDERS’ EQUITY
Serial preferred stock, $10.00 par value; 10,000,000 shares authorized, none issued	—	—
Common stock, no par value; 150,000,000 shares authorized; 90,382,865 and 87,276,888 shares issued in 2003 and 2002	718,631	658,767
Retained earnings	210,686	149,543
Treasury stock; 58,450 and 222,450 shares in 2003 and 2002	(266)	(3,965)
Accumulated other comprehensive income	2,893	28,088

TOTAL SHAREHOLDERS’ EQUITY	931,944	832,433

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$12,618,607	$11,013,943

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Interest Income
Loans, including fees	$145,060	$125,775	$419,738	$370,915
Securities
Taxable	23,522	27,422	73,328	87,046
Nontaxable	391	242	854	1,080
Federal funds sold and other	154	185	477	600

Total interest income	169,127	153,624	494,397	459,641

Interest Expense
Deposits	35,091	42,328	110,969	134,414
Borrowed funds	25,993	22,074	73,394	64,676

Total interest expense	61,084	64,402	184,363	199,090

Net Interest Income	108,043	89,222	310,034	260,551
Provision for Credit Losses	10,011	9,711	30,769	28,476

Net interest income after provision for credit losses	98,032	79,511	279,265	232,075

Non-interest Income
Trust services income	3,585	3,248	10,576	10,265
Service charges and fees on deposit accounts	9,932	9,011	28,026	25,000
Mortgage banking income	19,359	5,153	42,602	15,103
Brokerage and insurance commissions	10,047	9,322	31,453	27,608
Net securities gains (losses)	(2,034)	1,664	(1,474)	3,109
Other income	9,706	8,713	27,345	24,045

Total non-interest income	50,595	37,111	138,528	105,130

Non-interest Expense
Salaries and employee benefits	47,711	38,710	131,450	109,698
Occupancy and equipment expense	13,298	10,383	37,767	28,270
Merger, integration and restructuring expense	—	—	3,486	5,652
Amortization expense	1,869	884	4,993	2,582
Other operating expense	23,328	17,121	66,435	50,875

Total non-interest expense	86,206	67,098	244,131	197,077

Income Before Income Taxes	62,421	49,524	173,662	140,128
Income Taxes	20,853	16,491	58,512	46,259

Net Income	$41,568	$33,033	$115,150	$93,869

Earnings per Common Share
Basic	$.46	$.40	$1.30	$1.14
Diluted	.46	.40	1.29	1.13

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Balance at beginning of period	$915,010	$699,343	$832,433	$648,444

Comprehensive income
Net income	41,568	33,033	115,150	93,869
Other comprehensive income (loss)	(12,797)	1,080	(25,195)	16,532

Total comprehensive income	28,771	34,113	89,955	110,401

Common cash dividends	(18,081)	(15,651)	(53,554)	(47,006)
Treasury shares acquired		(3,018)		(16,404)
Shares issued for stock option exercise	2,518	998	4,570	4,295
Common shares issued to acquire Metropolitan Financial Corp			55,294
Treasury shares issued to acquire Insurance Buyer’s Service Agency, Inc.	3,698		3,698
Common shares issued to acquire Celaris Group, Inc.				15,349
Fractional shares and other items	28	(628)	(452)	78

Balance at end of period	$931,944	$715,157	$931,944	$715,157

Common cash dividend per share	$.20	$.19	$.60	$.57

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

(Dollars in thousands, except share data)	Nine months Ended September 30,
	2003	2002
Net Cash From Operating Activities	$149,406	$154,535

Investing Activities
Net decrease in interest bearing deposits in other banks	(11,842)	(4,426)
Net change in federal funds sold	11,100	8,000
Securities available for sale:
Proceeds from maturities and payments	1,266,755	686,399
Proceeds from sales	259,618	231,306
Purchases	(1,719,901)	(1,070,605)
Proceeds from sales of non-mortgage loans	452,645	17,841
Net increase in loans	(696,873)	(593,402)
Purchases of premises and equipment	(14,259)	(21,518)
Proceeds from sales of premises and equipment	3,769	319
Proceeds from sales of other real estate	3,177	1,657
Cash acquired from Metropolitan Financial Corp, net of cash paid	48,394
Cash paid to acquire Celaris Group, Inc.		(1,000)
Cash paid to acquire Value Added Benefits, Ltd.		(1,900)

Other	(196)	—

Net cash used for investing activities	(397,613)	(747,329)

Financing Activities
Net decrease in deposit accounts	46,539	278,096
Net (decrease) increase in federal funds and repurchase agreements	(64,108)	104,677
Net increase in borrowings under bank lines of credit	42,219	57,511
Net increase in short-term FHLB advances	180,000	188,000
Proceeds from issuance of debt and long-term FHLB advances	195,580	451,443
Repayment of debt and long-term FHLB advances	(159,700)	(460,042)
Cash dividends and fractional shares paid	(54,006)	(46,928)
Proceeds from issuance of common stock	4,570	4,295
Treasury stock purchases	—	(16,404)

Net cash from financing activities	191,094	560,648

Net decrease in cash and due from banks	(57,113)	(32,146)
Cash and due from banks at beginning of period	253,172	272,196

Cash and due from banks at end of period	$196,059	$240,050

Supplemental Disclosures

Interest paid	$180,168	$197,752
Income taxes paid	63,539	45,185
Non-cash transactions
Treasury shares issued to acquire Insurance Buyers Service Agency, Inc.	3,698
Common shares issued to acquire Metropolitan Financial Corp.	55,294
Common shares issued to acquire Celaris Group, Inc.		15,349

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

These condensed consolidated unaudited interim financial statements are prepared without audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2003, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2002, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

During the third quarter of 2002, Sky Financial adopted Statement of Financial Accounting Standards (SFAS) No. 147, “Acquisitions of Certain Financial Institutions.” Statement 147 provides for the reclassification of intangible assets associated with certain branch acquisitions to goodwill. In adopting the statement, $16.6 million of intangibles were reclassified to goodwill as of January 1, 2002. Reported earnings for the first nine months of 2002 were restated to reflect the non-amortization of the goodwill of approximately $116 per month. Pre-tax net income increased $348 ($226 after-tax) during both the first and second quarter of 2002 as a result of implementing SFAS No. 147.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income, as reported	$41,568	$33,033	$115,150	$93,869
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	581	657	1,694	1,971

Pro-forma net income	$40,987	$32,376	$113,456	$91,898

Earnings per share:
Basic - as reported	$.46	$.40	$1.30	$1.14

Basic – pro-forma	$.45	$.39	$1.26	$1.12

Diluted – as reported	$.46	$.40	$1.29	$1.13

Diluted – pro-forma	$.45	$.39	$1.27	$1.11

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

4. Mergers, Acquisitions and Divestitures

On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. and its wholly owned subsidiary Great Lakes Bank, a $207 million state member bank headquartered in Mentor, Ohio, for an aggregate purchase price of approximately $42 million payable in Sky Financial common stock in a tax free exchange. As two shareholders of GLB Bancorp have asserted their dissenter’s rights of appraisal under Ohio law, up to approximately ten percent of the purchase price may be paid in cash. Sky Financial expects to issue approximately 1.5 million shares of Sky Financial common stock to non-dissenting GLB shareholders, and expects to issue cash to the holders of the dissenting shares. Sky Financial expects to merge Great Lakes Bank and Sky Bank in December, 2003.

On July 8, 2003, Sky Financial acquired Insurance Buyer’s Service Agency, Inc., a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164,000 shares of Sky Financial common stock.

On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp. (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company for a purchase price of $88,401, including direct acquisition costs of $7,779. Metropolitan shareholders received approximately 2.9 million shares of Sky Financial common stock and $25,328 in cash. The value of the common shares issued was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisition were agreed to and announced. The acquisition complements Sky Financial’s operations in eastern Ohio by enhancing its presence in the Cleveland metropolitan area.

Sky Financial accounted for the acquisition as a purchase and included the results of Metropolitan in the accompanying fiscal 2003 consolidated financial statements from the effective date of the acquisition. The purchase price, including fees and other direct acquisition costs, was allocated based on a preliminary determination of estimated fair values at the date of the acquisition as follows:

Cash	$73,722
Loans	963,648
Securities available for sale	190,730
Premises and equipment	45,338
Core deposit intangibles	11,807
Goodwill	52,717
Other assets	53,221

Total assets acquired	1,391,183

Deposits	949,725
Debt and Federal Home Loan Bank advances	314,892
Other liabilities	38,165

Total liabilities acquired	1,302,782

Net assets acquired	$88,401

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net interest income	$108,043	$108,000	$322,372	$315,485

Net income	41,568	34,058	112,039	87,737

Net income per share – Basic	.46	.38	1.24	.97

Net income per share – Diluted	.46	.38	1.23	.97

The pro forma information includes impairment charges related to Metropolitan’s fixed assets of $8.8 million ($6.1 million after-tax) and mortgage servicing rights of $4.9 million ($3.4 million after-tax) recognized in the second quarter of 2002.

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at September 30, 2003 and December 31, 2002 are as follows:

September 30, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$382,593	$4,952	$(275)
Obligations of state and political subdivisions	25,093	195	(34)
Corporate and other securities	89,481	2,547	(57)
Mortgage-backed securities	1,947,600	20,333	(12,976)

Total debt securities available for sale	2,444,767	28,027	(13,342)
Marketable equity securities	128,242	5,627	(1,184)

Total securities available for sale	$2,573,009	$33,654	$(14,526)

December 31, 2002	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$466,564	$9,735	$—
Obligations of state and political subdivisions	15,242	205	(176)
Corporate and other securities	71,896	1,754	(1,319)
Mortgage-backed securities	1,584,861	37,956	(197)

Total debt securities available for sale	2,138,563	49,650	(1,692)
Marketable equity securities	108,618	4,884	(1,451)

Total securities available for sale	$2,247,181	$54,534	$(3,143)

6. Loans

The loan portfolios are as follows:

	September 30, 2003	December 31, 2002
Real estate loans:
Construction	$450,269	$410,955
Residential mortgage	1,840,304	1,614,048
Non-residential mortgage	2,871,444	2,290,053
Commercial, financial and agricultural	3,130,026	2,706,078
Installment and credit card loans	787,436	864,387

Total loans	$9,079,479	$7,885,521

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	September 30, 2003	December 31, 2002
Non-accrual loans	$87,188	$66,855
Restructured loans	1,245	3,203

Total non-performing loans	$88,433	$70,058

Non-accrual loans include $26.6 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	September 30, 2003	December 31, 2002
Borrowings under bank lines of credit	$101,782	$59,149
Asset backed notes:
2001-A Class A-1, due December 2011 at 6.425%	19,700	26,547
2001-A Class A-2, due December 2011 at 9.95%	45,000	45,000
2001-B Class A-1, due July 2012 at 5.55%	32,911	43,036
2001-B Class A-2, due July 2012 at 6.39%	49,760	49,760
2001-C Class A-1, due January 2013 at 4.555%	22,401	28,568
2001-C Class A-2, due January 2013 at 5.925%	72,000	72,000
2002-A Class A-1, due July 2018 at 5.398%	55,683	59,160
2002-A Class A-2, due July 2018 at 6.705%	90,000	90,000
2002-B, Class A-1, due November 2012 at 2.682% (variable)	119,322	119,629
2003-A, Class A-1, due June 2014 at 4.000%	135,301
Borrowings under FHLB lines of credit	1,047,791	773,378
Subordinated note, 5.35%, due April 2013	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Obligated mandatorily redeemable capital securities of subsidiary trusts:
Due February 2027 at 9.875%	27,206	27,901
Due June 2027 at 10.20%	24,578	24,437
Due May 2030 at 9.34%	65,642	64,154
Due June 2028 at 8.60%	27,750
Due June 2029 at 9.50%	16,000
Due October 2033 at 4.09% (variable)	10,000
Capital lease obligation	1,448	1,526
Other items	530	1,505

Total borrowings	$2,129,805	$1,600,750

Sky Financial Solutions’ (SFS) warehouse line of credit is included under bank lines of credit. At September 30, 2003, $43,556 was outstanding under the warehouse line of credit. No such amounts were outstanding at December 31, 2002.

On September 25, 2003, Sky Financial issued $10,000 in obligated mandatorily redeemable capital securities of subsidiary trusts. On October 14, 2003, Sky Financial received an additional $20,000 under the same issuance. During October 2003, the proceeds of this issuance were used to call and settle the $27,750 obligated redeemable capital securities and related interest.

On July 13, 2003, SFS issued $135,301 of fixed rate-interest-rate collateralized notes in a private placement to provide term funding for commercial loans.

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

The expected final payment dates for the asset-backed notes listed above are included in the following table:

	Contractual Maturity Date	Expected Final Payment Date
2001-A, Class A-1	December 2011	October 2005
2001-A, Class A-2	December 2011	July 2009
2001-B, Class A-1	July 2012	July 2005
2001-B, Class A-2	July 2012	April 2007
2001-C, Class A-1	January 2013	October 2005
2001-C, Class A-2	January 2013	August 2010
2002-A, Class A-1	July 2018	October 2007
2002-A, Class A-2	July 2018	July 2012
2002-B, Class A-1	November 2012	November 2012
2003-A, Class A-1	June 2014	June 2013

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Securities available for sale:

Unrealized securities gains (losses) arising during period	$(22,784)	$4,852	$(32,263)	$28,909
Reclassification adjustment for (gains) losses included in income	2,034	(1,664)	1,474	(3,109)

	(20,750)	3,188	(30,789)	25,800

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	443	(2,002)	(10,199)	(1,402)
Amounts reclassified to interest expense	620	476	2,227	1,036

	1,063	(1,526)	(7,972)	(366)

Net unrealized gain (loss)	(19,687)	1,662	(38,761)	25,434
Tax effect	6,890	(582)	13,566	(8,902)

Total other comprehensive income (loss)	$(12,797)	$1,080	$(25,195)	$16,532

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended September 30, 2003 and 2002, 831,000 and 2,841,000 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2003 and 2002, 2,186,000 and 1,988,000 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$41,568	$33,033	$115,150	$93,869

Denominator:

Weighted-average common shares outstanding (basic)	90,287,000	82,182,000	88,813,000	82,280,000
Effect of stock options	901,000	592,000	672,000	725,000

Weighted-average common shares outstanding (diluted)	91,188,000	82,775,000	89,485,000	83,005,000

Earnings per share:
Basic	$.46	$.40	$1.30	$1.14
Diluted	.46	.40	1.29	1.13

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2003, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

Sky Financial and its bank have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well capitalized under the regulatory framework for prompt corrective action. Such determinations have been made evaluating Sky Financial and its bank under Tier I, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well capitalized categorizations of Sky Financial and its bank subsidiary. Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

September 30, 2003	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,155,492	11.7%	$791,935	8.0%	$989,919	10.0%
Sky Bank	985,518	11.1	709,442	8.0	886,803	10.0

Tier I capital to risk-weighted assets
Sky Financial	$871,909	8.8%	$395,968	4.0%	$593,951	6.0%
Sky Bank	798,301	9.0	354,721	4.0	532,082	6.0

Tier I capital to average assets
Sky Financial	$871,909	7.1%	$494,819	4.0%	$618,524	5.0%
Sky Bank	798,301	7.0	457,611	4.0	572,013	5.0

December 31, 2002	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$990,098	11.0%	$718,887	8.0%	$898,609	10.0%
Sky Bank	841,128	10.6	633,468	8.0	791,835	10.0

Tier I capital to risk-weighted assets
Sky Financial	$754,371	8.4%	$359,444	4.0%	$539,166	6.0%
Sky Bank	665,374	8.4	316,734	4.0	475,101	6.0

Tier I capital to average assets
Sky Financial	$754,371	7.0%	$432,217	4.0%	$540,272	5.0%
Sky Bank	665,374	6.6	403,404	4.0	504,254	5.0

In September, 2002, the Board of Directors of Sky Financial reauthorized management to undertake purchases of up to 1 million shares of Sky Financial’s outstanding common stock over a twelve month period in the open market or in privately negotiated transactions. There were no purchases under this authorization, which expired in September 2003, and the Board has not reauthorized management to purchase any additional shares.

11. Goodwill and Intangible Assets

Goodwill at September 30, 2003 and December 31, 2002 was $165,414 and $108,776 respectively. Sky Financial recorded $52,717 in goodwill as a result of the Metropolitan acquisition and $3,730 as a result of the Insurance Buyers Services Agency, Inc. acquisition during the second and third quarters of 2003, respectively. Management is still reviewing the valuations of certain assets and liabilities and may adjust goodwill once these assessments are completed. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2003 and determined that goodwill was not impaired.

Net other intangible assets at September 30, 2003 and December 31, 2002 were $51,140 and $43,903, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with the Sky Financial’s policy. For the years ended December 31, 2004 through 2008, estimated future amortization expense is estimated to be approximately $8,000 per year.

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

Selected segment information for the three months ended September 30, 2003 and 2002 is included in the following tables:

Three months ended September 30, 2003	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent And Other	Total
Net interest income	$101,797	$74	$6,674	$(502)	$108,043
Provision for credit Losses	8,100	225	1,686	—	10,011

Net interest income after provision	93,697	(151)	4,988	(502)	98,032
Other non-interest income	36,250	12,940	1,544	(139)	50,595
Other non-interest expense	66,209	10,706	4,714	4,577	86,206

Income (loss) before income taxes	63,738	2,083	1,818	(5,218)	62,421
Income taxes	21,407	831	687	(2,072)	20,853

Net income (loss)	$42,331	$1,252	$1,131	$(3,146)	$41,568

Goodwill at July 1, 2003	$131,693	$29,905	$—	$—	$161,598
Net activity	76	3,740	—	—	3,816

Goodwill at September 30, 2003	$131,769	$33,645	$—	$—	$165,414

Average assets	$11,627,583	$76,973	$760,808	$124,913	$12,590,277
Depreciation and amortization	5,276	170	102	180	5,728

Three months ended September 30, 2002	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$84,250	$168	$5,718	$(914)	$89,222
Provision for credit losses	7,821	180	1,710	—	9,711

Net interest income after provision	76,429	(12)	4,008	(914)	79,511
Other non-interest income	23,033	11,990	712	1,376	37,111
Other non-interest expense	49,918	9,992	6,878	310	67,098

Income (loss) before income taxes	49,544	1,986	(2,158)	152	49,524
Income taxes	16,642	776	(640)	(287)	16,491

Net income (loss)	$32,902	$1,210	$(1,518)	$439	$33,033

Goodwill at July 1, 2002	$23,134	$29,685	$—	$—	$52,819
Net activity	—	(36)	—	—	(36)

Goodwill at September 30, 2002	$23,134	$29,649	$—	$—	$52,783

Average assets	$9,011,238	$76,201	$529,064	$115,816	$9,732,319
Depreciation and amortization	3,712	223	114	146	4,195

Selected segment information for the nine months ended September 30, 2003 and 2002 is included in the following tables:

Nine months ended September 30, 2003	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent And Other	Total
Net interest income	$289,644	$295	$21,273	$(1,178)	$310,034
Provision for credit Losses	23,475	675	6,619	—	30,769

Net interest income after provision	266,169	(380)	14,654	(1,178)	279,265
Other non-interest income	94,797	39,649	3,416	666	138,528
Other non-interest expense	185,449	32,205	14,757	11,720	244,131

Income (loss) before income taxes	175,517	7,064	3,313	(12,232)	173,662
Income taxes	59,008	2,827	1,258	(4,581)	58,512

Net income (loss)	$116,509	$4,237	$2,055	$(7,651)	$115,150

Goodwill at January 1, 2003	$79,119	$29,657	$—	$—	$108,776
Net activity	52,650	3,988	—	—	56,638

Goodwill at September 30, 2003	$131,769	$33,645	$—	$—	$165,414

Average assets	$11,020,116	$74,839	$703,741	$117,536	$11,916,232
Depreciation and amortization	15,018	635	312	549	16,514

Nine months ended September 30, 2002	Community Banking	Financial Services Affiliates	Sky Financial Solutions	Parent and Other	Total
Net interest income	$249,721	$670	$13,730	$(3,570)	$260,551
Provision for credit Losses	23,400	540	4,536	—	28,476

Net interest income after provision	226,321	130	9,194	(3,570)	232,075
Other non-interest income	66,700	36,956	2,227	(753)	105,130
Other non-interest expense	148,717	30,747	18,289	(676)	197,077

Income (loss) before income taxes	144,304	6,339	(6,868)	(3,647)	140,128
Income taxes	48,152	2,442	(2,328)	(2,007)	46,259

Net income (loss)	$96,152	$3,897	$(4,540)	$(1,640)	$93,869

Goodwill at January 1, 2002	$23,134	$10,778	$—	$—	$33,912
Net activity	—	18,871	—	—	18,871

Goodwill at September 30, 2002	$23,134	$29,649	$—	$—	$52,783

Average assets	$8,880,977	$73,348	$468,371	$105,871	$9,528,567
Depreciation and amortization	8,730	570	347	1,403	11,050

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

Sky Financial uses interest rate cap arrangements to hedge its exposure to increasing interest rates on $48.6 million of its variable rate federal funds purchased. Changes in the fair value of the interest rate caps, excluding time value, are designed to offset changes in the expected future cash flows of the hedged variable rate borrowings. As Sky Financial assumes no ineffectiveness in the hedging relationships, such changes in the fair value of the derivative instruments are recorded in other comprehensive income. No derivative gains or losses accumulated in other comprehensive income are expected to be reclassified into earnings due to ineffectiveness within 12 months of September 30, 2003.

The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$108,600	$8,826	$108,600	$7,891
Cash flow hedges	162,193	(3,844)	121,429	91
Interest rate caps	48,600	664	48,600	780

Derivative instruments	$319,393	$5,646	$278,629	$8,762

14. Merger, Integration and Restructuring Expense

Sky Financial recorded $3,486 ($2,266 after tax) of merger, integration and restructuring charges related to the acquisition of Metropolitan during the second quarter of 2003.

Sky Financial recorded $10,437 ($6,784 after tax) of merger, integration and restructuring charges related to the implementation of a new technology platform and from the completed acquisition of Three Rivers during the second and fourth quarters of 2002, respectively. The following is a summary of activity in the merger, integration and restructuring liability for the nine months ended September 30, 2003:

Beginning balance	$5,781
Accruals	3,486
Cash payments	(7,140)

Ending balance	$2,127

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

A schedule of significant commitments at September 30, 2003 follows:

September 30, 2003
Commitments to extend credit	$2,334,933
Standby letters of credit	342,082
Letters of credit	4,064

Sky Financial also has recourse obligations on $173,846 of sold loans and leases originated by SFS prior to September 30, 2000. At September 30, 2003, Sky Financial has recorded a recourse obligation related to these loans and leases of $3,451.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended September 30, 2003 and 2002

Results of Operations

Diluted earnings per common share for the third quarter of 2003 was $.46 ($.46 basic), as compared to $.40 ($.40 basic) for the same period in 2002. Net income for the third quarter of 2003 was $41,568, an increase of $8,535 over the third quarter of 2002 net income of $33,033. Sky Financials’ net income during the third quarter of 2003 includes the results of Metropolitan, which was acquired in April 2003, and Three Rivers, which was acquired in October 2002. Return on average equity (ROE) and return on average assets (ROA) were 18.00% and 1.31%, respectively, for the third quarter of 2003, compared to 18.46% and 1.35%, respectively, in 2002.

Business Line Results

Sky Financial’s three major lines of business include community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended September 30, 2003 and 2002 are summarized in the table below.

Quarter Ended September 30,	Net Income (Loss)
	2003	2002
Community Banking	$42,331	$32,902
Financial Services Affiliates	1,252	1,210
Sky Financial Solutions, Inc.	1,131	(1,518)
Parent and Other	(3,146)	439

Consolidated Total	$41,568	$33,033

The higher community banking net income in the third quarter of 2003 as compared to the same period of the previous year is mainly due to both an increase in mortgage banking income and due to the acquisitions, which contributed to higher net interest income, and service charges and fees on deposits. These increases were partially offset by a realized loss on the sale of securities and an increase in other expenses. The efficiency ratio for the community banking segment was 47.64% for the third quarter of 2003 compared to 46.22% in the third quarter of 2002. The 2003 community banking results reflect a ROE of 18.70% and a ROA of 1.44% compared to 19.28% and 1.45%, respectively, in the third quarter of 2002.

Sky Financial Solutions reported net income during the third quarter of 2003 as compared to a net loss for the same period in the previous year as net interest income continues to increase as a result of the continued growth in its retained loan portfolio.

The financial service affiliates’ net income increased as compared to 2002 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company. The decrease in net income is due to additional non-interest expense at the holding company.

Net Interest Income

Net interest income for the third quarter of 2003 was $108,043, an increase of $27,356 or 30.66% from $89,222 in the third quarter of 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 27.96% from the third quarter last year, with strong growth in average loans, increasing 30.62% from last year, which included organic growth of 8.2% in addition to the Metropolitan and Three Rivers acquisitions. Average deposits were up 27.77% from the same quarter last year, including organic growth of 3.0% in addition to the Metropolitan and Three Rivers acquisitions. Sky Financial’s net interest margin for the three months ended September 30, 2003 was 3.70%, a decrease of 3 basis points from last quarter and 20 basis points from third quarter a year ago. The lower net interest margin primarily reflects the impact of the extended low rate environment and the incremental effect of the Metropolitan acquisition.

The following table reflects the components of Sky Financial’s net interest income for the three months ended September 30, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Three Months Ended September 30, 2003			Three Months Ended September 30, 2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets

Interest-earning assets:
Interest-bearing deposits in banks	$72,304	$152.83%		$46,145	$182	1.57%
Federal funds sold	1,337	3.89		712	3	1.64
Securities	2,499,421	24,841	3.94	2,112,456	28,389	5.33
Loans and loans held for sale	9,126,048	145,059	6.31	6,983,271	125,775	7.15

Total interest-earning assets	11,699,110	170,055	5.77	9,142,584	154,349	6.70

Noninterest-earning assets	891,167			589,735

Total assets	$12,590,277			$9,732,319

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$1,094,032	361.13		$676,667	197.12
Savings deposits	2,647,859	7,031	1.05	2,072,325	8,601	1.65
Time deposits	3,799,532	27,699	2.89	3,244,363	33,530	4.10

Total interest-bearing deposits	7,541,423	35,091	1.85	5,993,355	42,328	2.80
Short-term borrowings	824,163	4,380	2.11	732,988	4,983	2.70
Trust Preferred Securities	164,569	2,258	5.44	111,608	1,798	6.39
Asset Backed Notes	626,732	8,941	5.66	426,887	6,636	6.17
Debt and FHLB advances	1,182,020	10,414	3.50	804,136	8,657	4.27

Total interest-bearing liabilities	10,338,907	61,084	2.35	8,068,974	64,402	3.17

Noninterest-bearing liabilities	1,335,062			953,448
Shareholders’ equity	916,308			709,897

Total liabilities and equity	$12,590,277			$9,732,319

Net interest income (tax equivalent basis)		$108,971			$89,947

Net interest rate spread (tax equivalent basis)			3.42%			3.53%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.70%			3.90%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $300 or 3.1% to $10,011 in the third quarter of 2003 compared to $9,711 in the third quarter of 2002. The higher provision for credit losses in the third quarter of 2003 was attributable to higher net charge-offs due to a larger loan portfolio as compared to the third quarter of 2002. Net charge-offs were $9,624 or 0.42% (annualized) of average loans during the three months ended September 30, 2003, compared to $7,655 or 0.44% (annualized) for the same period in 2002.

	September 30, 2003	December 31, 2002	September 30, 2002
Allowance for credit losses as a percentage of loans	1.56%	1.54%	1.57%
Allowance for credit losses as a percentage of non-performing loans	159.84%	173.25%	164.15%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $26.6 million of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses and a significant increase in mortgage banking revenues from the comparable quarter. Non-interest income for the third quarter of 2003 was $50,595, an increase of $13,484 or 36.33% from $37,111 for the same quarter of 2002. Non-interest income growth was most significant in mortgage banking, which recorded revenues of $19,359 during the third quarter of 2003, an increase of $14,206 or 275.7% from the same period in 2002. Mortgage banking included a $7.1 million recapture of mortgage servicing asset impairment reserves versus $3.2 million of impairment charges in the third quarter last year. Although mortgage rates rose during the third quarter, mortgage origination volumes were $614 million, up 9% from $562 million in the same quarter last year. Brokerage and insurance commissions were $10,047 for the three months ended September 30, 2003, up $725 or 7.8% for the same period in 2002, reflecting growth from both increased sales and acquisitions. Service charges for the third quarter of 2003 were $9,932, up $921 or 10.2% from the third quarter of 2002 primarily due to deposit growth from acquisitions. Other income was $9,706, up $993 or 11.4% from the third quarter of 2002 due primarily to acquisitions. These increases were offset by net securities losses of $2,034 during the third quarter of 2003 versus net securities gains of $1,664 during the same period of 2002.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Metropolitan and Three Rivers acquisitions. Non-interest expense for the third quarter of 2003 was $86,206, an increase of $19,108 or 28.5%, from $67,098 reported for the same quarter of 2002. Salary and other employee costs were $47,711, up $9,001 or 23.3% as compared to the third quarter of 2002 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $13,298, up $2,915 or 28.1% compared to the same period of 2002 and other operating expenses were $25,197, up $7,192 or 39.9% as compared to the third quarter of 2002, both due primarily to acquisitions. The efficiency ratio was 54.03% for the third quarter of 2003, up from 52.81% for the same quarter last year.

Income Taxes

The provision for income taxes for the third quarter of 2003 increased $4,362 to $20,853 from $16,491 for the same period in 2002. The effective tax rate for the three months ended September 30, 2003 was 33.41% as compared to 33.30% for the same period in 2002.

Nine months ended September 30, 2003 and 2002

Results of Operations

Diluted earnings per common share for the nine months ended September 30, 2003 was $1.29 ($1.30 basic), as compared to $1.13 ($1.14 basic) for the same period in 2002. Net income through September 30, 2003 was $115,150, an increase of $21,281 as compared to net income of $93,869 for the same period of 2002. Sky Financials’ net income during the nine months ended September 30, 2003 includes the results of Metropolitan, which was acquired in April 2003, and Three Rivers, which was acquired in October 2002. Additionally, Sky Financial recognized merger, integration and restructuring charges of $3,486 during the first nine months of 2003 related to the acquisition of Metropolitan. Sky Financial recognized expenses of $5,652 related to its technology implementation during the first nine months of 2002. Based on net income, ROE and ROA were 17.39% and 1.29%, respectively, for the first nine months of 2003, compared to 18.15% and 1.32%, respectively, in 2002.

Business Line Results

Sky Financial’s three major lines of business include community banking, financial services and commercial finance lending through Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Commercial finance lending includes specialized lending to health care professionals, primarily dentists. Other financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the nine months ended September 30, 2003 and 2002 are summarized in the table below.

Nine months Ended September 30,	Net Income (Loss)
	2003	2002
Community Banking	$116,509	$96,152
Financial Services Affiliates	4,237	3,897
Sky Financial Solutions, Inc.	2,055	(4,540)
Parent and Other	(7,651)	(1,640)

Consolidated Total	$115,150	$93,869

The higher community banking net income during the first nine months of 2003 as compared to the same period of the previous year is due mainly to both an increase in mortgage banking income and due to the acquisitions, which contributed to higher net interest income, and service charges and fees on deposits. These increases were partially offset by a higher provision for loan losses and an increase in other expenses. The efficiency ratio for the community banking segment was 47.93% through September 30, 2003 compared to 46.64% for the same period in 2002. The 2003 year to date community banking results reflect a ROE of 18.66% and a ROA of 1.41% compared to 19.54% and 1.44%, respectively, for the first nine months of 2002.

Sky Financial Solutions reported net income through September 30, 2003 as compared to a net loss for the same period in the previous year as net interest income continues to increase as a result of the continued growth in its retained loan portfolio.

The financial service affiliates’ net income increased as compared to 2002 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company and merger integration and restructuring charges. The decrease in net income is due to additional non-interest expense at the holding company.

Net Interest Income

Net interest income for the nine months ended September 30, 2003 was $310,034, an increase of $49,483 or 19.0% from $260,551 for the same period in 2002. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 24.3% from September 30, 2002, with strong growth in average loans, increasing 27.4% from last year, which included organic growth of 12.41% in addition to the Metropolitan and Three Rivers acquisitions. Average deposits were up 22.2% from September 30, 2003, due primarily to the Metropolitan and Three Rivers acquisitions. Sky Financial’s net interest margin for the nine months ended September 30, 2003 was 3.76%, a decrease of 17 basis points from the nine months ended September 30, 2002. The lower net interest margin primarily reflects the impact of the extended low rate environment and the effect of the Metropolitan acquisition.

The following table reflects the components of Sky Financial’s net interest income for the nine months ended September 30, 2003 and 2002. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Nine months Ended September 30, 2003			Nine months Ended September 30, 2002
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets

Interest-earning assets:
Interest-bearing deposits in banks	$64,450	$429.89%		$39,513	$505	1.71%
Federal funds sold	1,415	48	4.58	8,258	95	1.55
Securities	2,418,163	76,652	4.24	2,142,692	90,576	5.65
Loans and loans held for sale	8,630,426	419,738	6.50	6,754,313	370,916	7.34

Total interest-earning assets	11,114,454	496,867	5.98	8,944,776	462,092	6.91

Noninterest-earning assets	801,778			583,791

Total assets	$11,916,232			$9,528,567

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$970,665	996.14		$688,077	571.11
Savings deposits	2,520,960	24,064	1.28	2,011,020	27,414	1.82
Time deposits	3,755,737	85,909	3.06	3,298,854	106,429	4.31

Total interest-bearing deposits	7,247,362	110,969	2.05	5,997,951	134,414	3.00
Short-term borrowings	826,439	13,702	2.22	702,267	14,458	2.75
Trust Preferred Securities	144,677	5,495	5.08	109,325	6,306	7.71
Asset Backed Notes	559,219	24,736	5.91	359,452	16,661	6.20
Debt and FHLB advances	1,037,928	29,461	3.80	739,113	27,251	4.93

Total interest-bearing liabilities	9,815,625	184,363	2.51	7,908,108	199,090	3.37

Noninterest-bearing liabilities	1,215,296			928,922
Shareholders’ equity	885,311			691,537

Total liabilities and equity	$11,916,232			$9,528,567

Net interest income (tax equivalent basis)		$312,504			$263,002

Net interest rate spread (tax equivalent basis)			3.47%			3.54%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.76%			3.93%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $2,293 or 8.1% to $30,769 during the first nine months of 2003 compared to $28,476 during the first nine months of 2002. The higher provision for credit losses through September 2003 was attributable to higher net charge-offs due to a larger loan portfolio as compared to the same period of 2002. Net charge-offs were $25,993 or 0.41% (annualized) of average loans during the nine months ended September 30, 2003, compared to $21,880 or 0.44% (annualized) for the same period in 2002.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses and a significant increase in mortgage banking revenues from the previous year. Non-interest income for the nine months ended September 30, 2003, was $138,528, an increase of $32,780 or 31.8% from the $105,130 for the same period of 2002. Non-interest income growth was most significant in mortgage banking income due to increases in origination volumes in the continued favorable interest rate environment. Mortgage banking revenues were $42,602, up $27,499 or 182.19%. Mortgage banking revenues includes a $2.4 million recapture of mortgage servicing asset impairment reserves versus $2.8 million of impairment charges during the nine months ended September 30, 2002. Brokerage and insurance commissions were $31,453 for the nine months ended September 30, 2003, up $3,845 or 13.9% for the same period in 2002, reflecting both growth from both increased sales and acquisitions. Service charges for the nine months ended September 30, 2003 were $28,026, up $3,026 or 12.1% from the same period of 2002 primarily due to deposit growth from acquisitions. These increases were offset by net securities losses of $1,474 through September 30, 2003 versus net securities gains of $3,109 during the same period of 2002.

Non-Interest Expense

Non-interest expense for the nine months ended September 30, 2003, was $244,131, an increase of $47,054 or 23.9%, from $197,077 reported for the same period of 2002. Sky Financial recorded merger, integration and restructuring charges of $3,486 for the Metropolitan acquisition during the second quarter of 2003 and $5,652 for its new technology implementation during the second quarter of 2002. The remaining increase in non-interest expense is due primarily to the increase in salary and other employee costs as a result of the Metropolitan and Three Rivers acquisitions. The efficiency ratio was 54.1% for the nine months ended September 30, 2003, up from 53.5% for the same period last year, due to higher merger and integration and restructuring charges.

Income Taxes

The provision for income taxes for the nine months ended September 30, 2003, increased $12,253 to $58,512 from $46,259 for the same period in 2002. The effective tax rate for the nine months ended September 30, 2003 was 33.7% as compared to 33.0% for the same period in 2002.

Balance Sheet

At September 30, 2003, total assets were $12,618,607, an increase of $1,604,664 from December 31, 2002. This increase was primarily attributable to the acquisition of Metropolitan in April 2003. The increase in loans of $1,193,958, included $937,427 from Metropolitan as well as 11% organic growth. Securities available for sale increased $325,828 due to the Metropolitan acquisition and additional investment purchases. Other assets increased $166,007, of which $89,462 was due to assets acquired from Metropolitan and the recognition of $52,717 of goodwill and $11,807 in core deposit intangibles.

The net growth in assets was funded primarily by growth in total deposits, up $996,265, which consisted of $949,725 from the Metropolitan acquisition and from organic growth. Debt increased $529,055, due to assumption of $271,142 from Metropolitan, issuance of asset backed notes of 135,301 and additional borrowings under bank lines of credit of $42,633.

Shareholders’ equity totaled $931,944 at September 30, 2003, increasing $99,511 from December 31, 2002. Common stock increased $59,864, mainly due to $55,294 of stock issued to Metropolitan shareholders. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2003 totaled $61,596. Accumulated other comprehensive income decreased by $25,195, primarily due to a decrease in the market value of securities available for sale and cash flow derivatives.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30, 2003	December 31, 2002	September 30, 2002
Non-accrual loans	$87,188	$66,855	$63,778
Restructured loans	1,245	3,203	3,306

Total non-performing loans	88,433	70,058	67,084
Other real estate owned	7,583	4,178	3,791

Total non-performing assets	$96,016	$74,236	$70,875

Loans 90 days or more past due and not on non-accrual	$12,623	$12,458	$9,055
Non-performing loans to total loans	.97%	.89%	.95%
Non-performing assets to total loans plus other real estate owned	1.06	.94	1.01
Allowance for credit losses to total non-performing loans	159.84	173.25	164.15
Loans 90 days or more past due and not on non-accrual to total loans	.14	.16	.13

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $97,880 and $85,929 at September 30, 2003 and December 31, 2002, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amount included in these loans results from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Included in non-accrual loans at September 30, 2003 are $26.6 million of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies issued by A.M. Best “A” rated insurance companies. Sky Financial is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

As of September 30, 2003, Sky Financial did not have any loan concentrations which exceeded 10% of total loans.

Allowance for Credit Losses

The following tables presents a summary of Sky Financial’s credit loss experience for the three months and nine months ended September 30, 2003 and 2002.

	Three Months Ended		Nine months Ended
	2003	2002	2003	2002
Balance of allowance at beginning of year	$140,965	$108,065	$121,372	$103,523

Loans charged-off:
Real estate	(3,963)	(1,310)	(7,382)	(5,347)
Commercial and agricultural	(3,371)	(3,136)	(10,195)	(6,418)
Installment and credit card	(5,078)	(4,740)	(14,956)	(14,639)
Other loans	(126)	(234)	(291)	(774)

Total loans charged-off	(12,538)	(9,420)	(32,824)	(27,178)

Recoveries
Real estate	264	554	683	892
Commercial and agricultural	1,196	209	2,181	666
Installment and credit card	1,455	1,000	3,962	3,740
Other loans	—	—	5	—

Total recoveries	2,915	1,763	6,831	5,298

Net loans charged off	(9,623)	(7,657)	(25,993)	(21,880)
Provision charged to operating expense	10,011	9,711	30,769	28,476
Acquired through business combinations	—	—	15,205	—

Balance of allowance at end of period	$141,353	$110,119	$141,353	$110,119

Ratio of net charge-offs to average loans outstanding	.42%	.44%	.41%	.44%

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

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, macro credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
Construction	$2,091	$2,257
Real estate	43,863	36,071
Commercial, financial and agricultural	60,364	47,217
Installment and credit card	26,669	25,754
Unallocated	8,366	10,073

Total	$141,353	$121,372

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2003, securities and other short term investments with maturities of one year or less totaled $64,506. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $793,000 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2003, the banking subsidiary had total credit availability with the FHLB of $1,205,894, of which it had outstanding borrowings of $1,013,351.

On September 25, 2003, Sky Financial issued $10,000 in obligated mandatorily redeemable capital securities of subsidiary trusts. On October 14, 2003, Sky Financial received an additional $20,000 under the same issuance. The proceeds of this issuance were used to retire the $27,750 obligated redeemable capital securities and related interest in October 2003.

During May 2003, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $105,000 through May 30, 2004. During October 2003, Sky Financial negotiated for an additional $15,000. At September 30, 2003, Sky Financial had borrowings of $60,000 under this agreement.

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

Sky Financial, through Sky Financial Solutions (SFS), entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. At September 30, 2003, approximately $41,782 was outstanding under the warehouse line of credit. SFS has outstanding term funding of $642,078 at September 30, 2003 through the issuance of collateralized notes in a private placement. On July 13, 2003, SFS issued an additional $135,001 of fixed interest-rate collateralized notes in a private placement to provide term funding for commercial loans.

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

A schedule of significant commitments at September 30, 2003 follows:

September 30, 2003
Commitments to extend credit	$2,334,933
Standby letters of credits	342,082
Letters of credits	4,064

Sky Financial also has recourse obligations on $173,846 of sold loans and leases originated by SFS prior to September 30, 2000. At September 30, 2003, Sky Financial has recorded a recourse provision related to these loans and leases of $3,451.

Sky Financial does not expect to make any share repurchases during 2003 in order to enhance liquidity.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $42,826 at September 30, 2003.

Asset/Liability Management

Closely related to liquidity management is the management of interest-earning assets and interest-bearing liabilities. Sky Financial manages its rate sensitivity position to avoid wide swings in net interest margins and to minimize risk due to changes in interest rates. At September 30, 2003, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for six months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guideline. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest income as a consequence of changes in interest rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition and reorganization transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial’s customers; customer reaction to and unforeseen complications with respect to Sky Financial’s restructuring or integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; or difficulties associated with data conversions in acquisitions; and other risks identified from time-to-time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at September 30, 2003 and December 31, 2002. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points was not measured due to the low probability of such a decline.

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

	September 30, 2003	ALCO Max	Guidelines Min
Six Month	119.9%	125%	95%
Twelve Month	112.0	125%	95%

The following table presents an analysis of the potential sensitivity of Sky Financial’s annual net interest income to sudden and sustained 300, 200 and 100 basis-point changes in market rates.

	September 30, 2003	December 31, 2002	ALCO Guidelines
One Year Net Interest Income Change
+300 Basis points	3.28%	9.2%	—%
+200 Basis points	2.64	7.6	(10.0)
+100 Basis points	1.70	5.0	(5.0)
-100 Basis points	(3.30)	(6.0)	(5.0)
Net present value of Equity Change
+300 Basis points	(14.1)	7.7	—
+200 Basis points	(7.4)	9.9	(15.0)
+100 Basis points	(2.9)	7.6	(10.0)
-100 Basis points	(1.0)	(9.1)	(10.0)

ALCO is aggressively managing the company’s risk to net interest income in response to continued declines in the interest rate environment.

The projected volatility of net interest income and the net present value of equity rates to a + 200 basis points change and + 100 basis point change at September 30, 2003 and December 31, 2002 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively move its liability interest rate re-pricing down the yield curve to more effectively match the re-pricing characteristics of its assets. At September 30, 2003, the fair values of Sky Financial’s derivative arrangements aggregated $5,646 on contracts with notional amounts of $319,393.

Item 4. Controls and Procedures

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of September 30, 2003, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure and controls procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of September 30, 2003 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of September 30, 2003, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. The Motion is pending with the MDL Court and discovery in the MDL Proceeding is underway.

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

The Surety is responsible to the Obligee for the individual underwriting of each lessee and Lease, including but not limited to, all related credit matters, issues of fraud, bankruptcy and the accurate and timely performance by any sub-servicer designated by Surety, and Surety shall assert no defenses to any claim under this Bond as a result of any of the foregoing. This Lease Bond and the Surety’s obligation constitue an unconditional and absolute guarantee of payment, not collection. If the Obligee fails to receive a payment under the Lease from the Surety, as servicer, or from any sub-servicer, on the scheduled due date, a default under the Lease occurs. Upon such default, the Surety shall have thirty (30) days to cause the default to be remedied. The Surety shall make payment on this bond to Obligee upon receipt of demand from Obligee, within this 30 day period.

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
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 “Earnings Per Share” on page 11 of Sky Financial’s Form 10-Q for September 30, 2003.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

Current report on Form 8-K dated June 5, 2003 announcing the acquisition of Metropolitan Financial Corp., Highland Hills, Ohio and its wholly-owned subsidiary, Metropolitan Bank and Trust Company and that, as of the close of business on May 16, 2003, Metropolitan Bank and Trust Company was merged into Sky Bank and became the bank’s eighth operating region.

Current report on Form 8-K dated July 17, 2003 filing Investor Slides presented at the McDonald Investments, Inc. 2003 Bank Conference on June 11, 2003.

Current report on Form 8-K dated July 17, 2003 reporting Sky Financial’s second quarter earnings.

Current report on Form 8-K dated September 15, 2003 announcing that Sky Financial called for redemption its 8.60% Junior Subordinated Deferrable Interest Debentures due June 30, 2028.

Current report on Form 8-K dated October 16, 2003 reporting Sky Financial’s third quarter earnings.

Current report on Form 8-K dated October 23, 2003 filing Investor Slides presented to current and potential investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: November 13, 2003
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 “Earnings Per Share” on page 11 of Sky Financial’s Form 10-Q for September 30, 2003.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.