Form 10-K
period 2003-12-31
SKY FINANCIAL GROUP INC
filed 2004-02-23
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission File No. 1-14473

Sky Financial Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1372535
(State of Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

221 South Church Street, Bowling Green, Ohio	43402
(Address of Principal Executive Office)	(Zip Code)

(419) 327-6300

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2003, the last business day of the registrant’s most recently completed second fiscal quarter: $2,010,980,705.

The number of shares outstanding of the Registrant’s common stock, without par value was 93,040,057 at February 19, 2004.

Certain specifically designated portions of Sky Financial Group, Inc.’s definitive Proxy Statement for its 2004 Annual meeting of Shareholders dated April 21, 2004 are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Information about Sky Financial Group, Inc.

Sky Financial Group, Inc. (Sky Financial) is a financial holding company located in Bowling Green, Ohio that owns one commercial bank primarily engaged in commercial and consumer banking business at over 260 banking centers and 280 ATMs located in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. During 2003 and 2002, Sky Financial completed the following acquisitions:

•	On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. and its wholly owned subsidiary Great Lakes Bank (GLB), a $207 million state member bank located in Mentor, Ohio.

•	On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp, a $1.5 billion savings and loan holding company and its wholly-owned subsidiary, Metropolitan Bank and Trust Company (Metropolitan) located in Highland Hills, Ohio.

•	On October 1, 2002, Sky Financial acquired Three Rivers Bancorp, a $1 billion bank holding company located in Monroeville, Pennsylvania, and its wholly-owned subsidiary, Three Rivers Bank and Trust Company (Three Rivers Bank).

Sky Financial also operates businesses relating to commercial finance lending, insurance, trust and other related financial services. Based on total assets as of December 31, 2003, Sky Financial was one of the 50 largest publicy-owned bank holding companies in the United States.

The Holding Company

Sky Financial’s corporate philosophy is to operate as a locally-oriented, community-based financial service organization, augmented by centralized support in select critical areas. This local market orientation is reflected in its financial service centers and regional advisory boards comprised of local business persons, professionals and other community representatives that assist the bank in responding to local banking needs. Sky Financial’s bank subsidiary concentrates on client service and business development, while relying upon the support of Sky Financial for operational functions, which are not readily visible to clients and those which are critical to risk management. Asset quality review, mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions that are overseen at the holding company level.

Sky Financial’s market area is economically diverse, with a base of manufacturing, service, transportation and agriculture industries, and thus Sky Financial is not dependent upon any single industry or employer. Similarly, Sky Financial’s client base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single client.

Sky Financial’s strategic plan includes organic loan and deposit growth from a focused sales and service culture, increasing fee-based income, strengthening organizational synergies to manage operating costs, maintaining strong asset-quality and acquiring of financial institutions, branches and financial service business. Sky Financial seeks acquisition partners, which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

There is significant competition among commercial banks in Sky Financial’s market area. As a result of the deregulation of the financial services industry, Sky Financial also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms. Some of Sky Financial’s competitors, including certain regional bank holding companies, which have made acquisitions in Sky Financial’s market area, have greater resources than those of Sky Financial, and as such, may have higher lending limits and may offer other services not available through Sky Financial’s bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its clients.

Sky Financial’s executive offices are located at 221 South Church Street, Bowling Green, Ohio, and its telephone number is 419-327-6300.

The Bank Subsidiary

Sky Bank, located in Salineville, Ohio, had total assets of $11.9 billion at December 31, 2003, and operates financial centers in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. Metropolitan was merged into Sky Bank on May 19, 2003. GLB was merged into Sky Bank on December 12, 2003.

The Financial Services Subsidiaries

Sky Trust, National Association (Sky Trust), a wholly-owned subsidiary of Sky Financial, is located in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Sky Insurance, Inc. (Sky Insurance), Maumee, Ohio, was formed on December 31, 2002 as the result of the merger of Picton Cavanaugh, Inc., Toledo, Ohio, and Celaris Group, Inc. (Celaris), Bowling Green, Ohio. Celaris was acquired on January 28, 2002 and merged with Value Added Benefits, Ltd, Cleveland, Ohio, which was acquired on April 9, 2002. Insurance Buyer’s Service Agency, Inc. was purchased and merged into Sky Insurance on July 28, 2003. Sky Insurance and Meyer & Eckenrode Insurance Group, Inc., Carnegie, Pennsylvania, are Sky Financial’s full service insurance agencies offering a variety of insurance products and services to its clients.

Sky Financial Solutions, Inc. (SFS) is Sky Financial’s specialized medical/dental financing unit based in Columbus, Ohio. From its formation in 1996, SFS has offered equipment and practice acquisition financing to primarily dental professionals throughout the United States.

Sky Financial has various other subsidiaries that are not significant to the consolidated entity.

Supervision and Regulation

Introduction

Sky Financial, its banking subsidiary and many of its non-banking subsidiaries are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders.

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

Regulatory Agencies

Holding Company. Sky Financial, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System under the BHCA. On October 20, 2000, Sky Financial’s election to be designated a “financial holding company” was approved by the Federal Reserve Board.

Subsidiary Bank. Sky Financial’s banking subsidiary is subject to regulation and examination primarily by the Ohio Division of Financial Institutions and the Federal Reserve Board and secondarily by the Federal Deposit Insurance Corporation (FDIC).

Financial Services Subsidiaries. Many of Sky Financial’s financial services subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Sky Financial’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries of Sky Financial are subject to the laws and regulations of both the federal government and the various states in which they conduct business. Sky Trust, Sky Financial’s trust services affiliate, is regulated by the Office of the Comptroller of the Currency.

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

Bank Holding Company Activities

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company not control, prior to or following the proposed acquisition, more than 10% of the total amount of deposits of insured depository institutions nationwide or, unless the acquisition is the bank holding company’s initial entry into the state, more than 30% of such deposits in the state, or such lesser or greater amount set by the state.

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

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2003, $10,274 was available for distribution to Sky Financial as dividends without prior regulatory approval.

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

Holding Company Structure

Transfer of Funds from Banking Subsidiary. Sky Financial’s banking subsidiary is subject to restrictions under federal law that limit the transfer of funds or other items of value from this subsidiary to Sky Financial and its non-banking subsidiaries, including affiliates, whether in the form of loans and other extensions of credit, investments and asset purchases or as other transactions involving the transfer of value from a subsidiary to an affiliate or for the benefit of an affiliate. Unless an exemption applies, these transactions by a banking subsidiary with a single affiliate are limited to 10% of the subsidiary bank’s capital and surplus and, with respect to all covered transactions with affiliates in the aggregate, to 20% of the subsidiary bank’s capital and surplus. Moreover, loans and extensions of credit to affiliates generally are required to be secured in specified amounts. A bank’s transactions with its non-bank affiliates are also generally required to be on arm’s-length terms.

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

Depositor Preference. The Federal Deposit Insurance Act provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including Sky Financial, with respect to any extensions of credit they have made to such insured depository institution.

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

Capital Requirements

General. Sky Financial is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the Office of the Comptroller of Currency (OCC) and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three tiers, depending on type:

Core (“Tier 1”) Capital

•	Common equity

•	Retained earnings

•	Qualifying non-cumulative perpetual preferred stock

•	A limited amount of qualifying cumulative perpetual stock at the holding company level

•	Minority interests in equity accounts of consolidated subsidiaries

•	Less goodwill, most intangible assets and certain other assets

Supplementary (“Tier 2”) Capital

•	Perpetual preferred stock not meeting the Tier 1 definition

•	Qualifying mandatory convertible securities

•	Qualifying subordinated debt

•	Allowances for loan and lease losses, subject to limitations

•	Recourse obligation on sold loan portfolios

Market Risk (“Tier 3”) Capital

•	Qualifying unsecured subordinated debt

Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2003, Sky Financial met both requirements, with Tier 1 and total capital equal to 9.0% and 11.8% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial’s leverage ratio at December 31, 2003 was 7.3%.

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

As of December 31, 2003, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under Gramm-Leach-Bliley Act (GLB Act) federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Future Legislation

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of Sky Financial and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. Sky Financial cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of Sky Financial or any of its subsidiaries.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by Sky Financial’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that Sky Financial’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. In response to the Sarbanes-Oxley Act of 2002, Sky Financial adopted a series of procedures to improve its already strong corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the Chief Executive Officer, the Chief Financial Officer and other Sky Financial officers. Sky Financial also requires signed certifications from managers who are responsible for internal controls throughout Sky Financial as to the integrity of the information they prepare. These procedures supplement Sky Financial’s Code of Ethics policies and procedures that have previously been in place. See Item 9(a) “Evaluation of Disclosure Controls and Procedures” for Sky Financial’s evaluation of its disclosure controls and procedures.

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

In addition, see the information contained in Note 21 “Regulatory Matters” on page 51 of this Form 10-K.

Employees

As of December 31, 2003, Sky Financial and its subsidiaries had approximately 3,546 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Available Information

Sky Financials’ Internet address is www.skyfi.com. We have made available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that Sky Financial files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The Company will provide a copy of any of the foregoing documents to stockholders upon request.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the Securities and Exchange Commission’s Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” and related discussion is incorporated by specific references from the indicated pages of this Form 10-K.

Pages
Financial Ratios	9
Net Interest Income; Average Balance Sheets and Related Yields and Rates; Volume and Rate Variance Analysis	11-13
Loan Portfolio; Non-performing Assets; Risk Elements	15-16
Provision and Allowance for Credit Losses	16-18
Securities	18-19
Deposits	19-20
Short-term Borrowings	20-21

Item 2.	Properties

Sky Financial’s executive offices are located in Bowling Green, Ohio. Sky Bank operates over 260 banking centers, of which substantially all are owned. Also, the information contained in Note 5 “Premises and Equipment” on page 37 of this Form 10-K is incorporated herein by reference in response to this item.

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

Upon default of these commercial loans, Sky Bank (and its predecessor Metropolitan) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI, and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in April of 2002, Sky filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. A similar suit was filed by Metropolitan in June, 2002.

In October 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. The Motion is pending with the MDL Court and discovery in the MDL proceeding is underway. The key defense of the Sureties in denying Sky Bank’s claims under the surety bonds is that they were fraudulently induced by the originator of the commercial leases to issue the surety bonds in the first instance. The Sureties have also asserted related defenses that the underlying equipment leases are invalid, usurious or otherwise unenforceable. Sky Bank believes that none of these defenses can defeat Sky Bank’s claims under the surety bonds, which, in the view of Sky Bank, provide for absolute and unconditional guarantees of payment.

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

Relevant excerpts from the IU insurance policies are set forth below:

The issuance of this endorsement shall represent the Company’s approval of the individual underwriting and execution and delivery of each Lease, including, but not limited to, all related credit matters, issues of fraud, bankruptcy, validity, legality and enforceability and the Company shall pay all claims hereunder unconditionally and assert no defenses to any claim under this endorsement as a result of any of the foregoing or based on any act or omission of the master-servicer or sub-servicer. If the named insured fails to receive a payment under the lease from the lessee then default under the lease occurs. Upon such default, the Company shall have thirty (30) days to cause the default to be remedied. Upon the passage of such 30-day period, then the Company shall make payment hereunder to the named insured in immediately available funds.

Furthermore, Sky Bank believes that as a further inducement to Sky Bank to extend credit, the Sureties issued representation, letters and legal opinions, which confirmed the validity and enforceability of its surety bonds, and in effect acknowledged the assignment of the bonds to Sky Bank.

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

Item 4.	Submission of Matters to a Vote of Security Holders

None

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

The information contained under the caption “SHAREHOLDER INFORMATION” on page 60 and the information contained in Note 21 “Regulatory Matters” on page 51 of this Form 10-K is incorporated herein by reference in response to this item. Sky Financial’s common stock is traded on the NASDAQ National Market System under the symbol “SKYF.” At February 17, 2004, there were approximately 18,517 holders of record of Sky Financial’s common stock.

Item 6.	Selected Financial Data

(Dollars and shares in thousands, except per share data)

December 31,	2003	2002	2001	2000	1999
Consolidated Statements of Income
Interest income	$662,935	$625,906	$642,376	$626,015	$573,595
Interest expense	242,732	264,221	316,779	322,219	269,950

Net interest income	420,203	361,685	325,597	303,796	303,645
Provision for credit losses	42,712	43,577	34,635	22,250	20,712

Net interest income after provision for credit losses	377,491	318,108	290,962	281,546	282,933
Non-interest income	181,350	149,881	126,240	121,958	124,342
Non-interest expenses	323,769	276,814	237,220	235,407	302,497

Income before income taxes	235,072	191,175	179,982	168,097	104,778
Income taxes	78,455	63,368	59,319	53,724	33,596

Net income	$156,617	$127,807	$120,663	$114,373	$71,182

Per Common Share
Basic net income	$1.75	$1.53	$1.46	$1.35	$0.83
Diluted net income	1.73	1.52	1.45	1.35	0.82
Cash dividends declared	0.81	0.77	0.74	0.72	0.70
Book value at year-end	10.80	9.54	7.92	7.31	6.61
Weighted average shares outstanding – basic	89,630	83,439	82,449	84,604	85,938
Weighted average shares outstanding – diluted	90,404	84,096	83,028	84,967	86,774

Consolidated Balance Sheets (Year-End)
Total assets	$12,896,494	$11,013,943	$9,220,228	$8,386,802	$8,063,756
Securities available for sale	2,511,369	2,247,181	1,996,843	1,846,517	1,868,839
Loans held for sale	21,091	69,333	85,474	13,984	9,006
Loans	9,385,028	7,885,521	6,473,989	5,916,098	5,477,494
Allowance for credit losses	144,749	121,372	103,523	93,261	86,750
Deposits	8,514,852	7,615,420	6,542,177	5,891,932	5,758,691
Debt and FHLB advances	2,226,752	1,600,750	1,204,145	1,042,044	964,557
Total shareholders’ equity	998,576	832,433	648,444	609,690	566,331

Selected Financial Ratios
Return on average assets	1.29%	1.29%	1.39%	1.41%	0.91%
Return on average shareholders’ equity	17.23	17.67	19.11	19.78	11.60
Dividend payout ratio	46.07	50.43	50.61	53.66	78.98
Net interest margin, fully-taxable equivalent	3.74	3.93	4.04	4.12	4.28
Average loans to average deposits	103.91	99.38	100.71	98.06	90.58
Average equity to average assets	7.49	7.31	7.28	7.15	7.83
Allowance for credit losses to period-end loans	1.54	1.54	1.60	1.58	1.58
Allowance for credit losses to total non-performing Loans	175.29	173.25	303.55	434.58	445.10
Non-performing loans to period-end loans	0.88	0.89	0.53	0.36	0.36
Net charge-offs to average loans	0.42	0.47	0.39	0.28	0.28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

The following discussion and analysis represents a review of Sky Financial Group, Inc.’s (Sky Financial) consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements presented elsewhere in this report.

Business Summary

Sky Financial Group is a diversified financial holding company with its headquarters located in Bowling Green, Ohio. Sky operates over 260 financial centers and over 280 ATMs serving communities in Ohio, Pennsylvania, Michigan, Indiana and West Virginia. Sky’s financial service affiliates include: Sky Bank, commercial and retail banking; Sky Trust, an asset management organization; Sky Financial Solutions, specialized healthcare financing; Sky Access, Internet services; and Sky Insurance and Meyer & Eckenrode Insurance Group, retail and commercial insurance agency services.

Sky Financial Group has a specific strategic plan for delivering profitable growth. Sky Financial’s success is the result of five strategic priorities that guide decisions and focus corporate resources. These are: 1) Organic Growth; 2) Fee Income; 3) Organizational Synergies; 4) Asset Quality; and 5) Acquisitions.

The primary source of Sky Financial’s revenue is net interest income from loans and deposits, and fee income. Balance sheet growth was again strong in 2003. This growth is a direct result of Sky Financial’s organic growth strategy and acquisitions. In addition, a lower interest rate environment in 2003 generated record mortgage originations for the company, which contributed significantly to its earnings. A rise in interest rates in the latter part of 2003 slowed mortgage volume. As such, Sky Financial does not anticipate similar mortgage volume levels in 2004.

Completed Acquisitions

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, Inc. a professional liability, personal and commercial insurance agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $743 in cash.

On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. (GLB) and its wholly owned subsidiary Great Lakes Bank, a $207 million state member bank headquartered in Mentor, Ohio, for an aggregate purchase price of $43,263 payable in Sky Financial common stock in a tax free exchange. GLB shareholders received 1,717 shares of Sky Financial common stock.

On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company for a purchase price of $81,294, including direct acquisition costs of $673. Metropolitan shareholders received 2,887 shares of Sky Financial common stock and $25,327 in cash. The acquisitions of GLB and Metropolitan complement Sky Financial’s operations in northeastern Ohio by enhancing its presence in the Cleveland metropolitan area.

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp (Three Rivers), a $1 billion bank holding company headquartered in Monroeville, Pennsylvania, and its wholly-owned subsidiary, Three Rivers Bank and Trust Company, by acquiring all of the outstanding capital stock of Three Rivers for a total purchase price of $136,626. The purchase price consisted of 4,857 shares of Sky Financial common stock and cash of $41,799. The acquisition complements Sky Financial’s operations in Western Pennsylvania by enhancing its presence in the Pittsburgh metropolitan area.

On July 8, 2003, Sky Financial acquired Insurance Buyer’s Service Agency, Inc., (IBS) a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164 shares of Sky Financial common stock. Insurance Buyers’ Service Agency, Inc. was subsequently merged into Sky Insurance.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1,900 in cash.

In January 2002, Sky Financial completed the acquisition of Celaris Group, Inc., a full service insurance agency headquartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1,000 in cash and issued 748 shares of Sky Financial common stock. During the third quarter of 2002, Value Added Benefits, Ltd. was merged into Celaris Group, Inc. In December 2002, Celaris Group, Inc. merged with Picton Cavanaugh, Inc. to form Sky Insurance, Inc.

In September 2001, Sky Financial acquired Barney C. Guttman and Associates, Inc., an investment management and financial services firm for $0.6 million in cash.

All of these acquisitions were accounted for under the purchase method of accounting and their results of operations have been included in Sky Financial’s results of operations from the date of the acquisition.

Results of Operations

Net income for 2003 was $156,617 or $1.73 per diluted share, up from $127,807 or $1.52 per diluted share in 2002 and $120,663 or $1.45 per diluted share in 2001. In 2003, net income was reduced by merger, integration and restructuring expenses of $2,975 after-tax or $.03 per diluted share, offset by a non-recurring gain of $607 after-tax or less than $0.01 per diluted share. In 2002, net income was decreased by merger, integration and restructuring expenses of $6,784 after-tax or $0.08 per diluted share. In 2001, net income included non-recurring gains of $892 after-tax partially offset by merger, integration and restructuring expenses of $519 after-tax, which netted to less than $0.01 per diluted share. Return on average equity was 17.23% and return on average assets was 1.29% in 2003 compared to 17.67% and 1.29% in 2002, respectively, and 19.11% and 1.39% in 2001, respectively.

The improved earnings over the last two years has resulted primarily from Sky Financial’s success in growing revenues, both organically and through acquisitions, while maintaining consistent expense controls and sound credit quality disciplines. In 2003, Sky Financial’s earnings increase over the prior year reflects growth in net interest income and non-interest income, of $89,987 or 17.6%, while expenses grew $46,955 or 17.0%, and the provision for credit losses decreased $865 or 2.0%.

In 2002, Sky Financial’s earnings increase over the prior year reflects growth in net interest income and non-interest income, of $59,729, or 13.2%, while expenses grew $39,594, or 16.7%, due in part from an increase in merger, integration and restructuring expenses, and the provision for credit losses increased $8,942.

Business Line Results

Sky Financial is managed along three primary business lines: community banking, financial service affiliates and Sky Financial Solutions (SFS). The community banking group is comprised of Sky Financial’s commercial bank, Sky Bank, which services businesses and consumers through a regional structure. As previously discussed, Sky Financial acquired Metropolitan and GLB during 2003 and Three Rivers during 2002. Substantially all of the assets of these acquisitions became part of the community banking segment.

The financial service affiliates include Sky Financial’s current businesses relating to trust and investment management, insurance agency operations and other financial related services.

During 2003, Sky Financial acquired IBS, an agency that sells professional liability, personal and commercial insurance. In 2002, Sky Financial acquired two insurance agencies, Celaris Group, Inc. and Value Added Benefits, Ltd. Historically, the financial services segment also includes non-conforming mortgage lending (which discontinued loan originations in December 2000) and broker/ dealer operations (which was sold in March 2001).

SFS is Sky Financial’s subsidiary specializing in financing to health care professionals, primarily dentists.

Additional information regarding Sky Financial’s business lines, and the financial measurement methodologies is provided in Note 22 of the consolidated financial statements. Table 1 summarizes Sky Financial’s business line results for each of the last three years.

Table 1 Business Line Results

	Net Income (Loss)
Year ended December 31,	2003	2002	2001
Community banking	$154,290	$132,176	$130,136
Financial service affiliates	5,283	4,883	3,014
Sky Financial Solutions	3,937	(4,341)	(7,989)
Parent and other	(6,893)	(4,911)	(4,498)

Consolidated	$156,617	$127,807	$120,663

Community banking net income in 2003 reflects the benefit of the Metropolitan and GLB acquisitions, as well as a full year of the Three Rivers acquisition that was completed in the fourth quarter of 2002. Additionally, higher revenues from solid organic growth in loans and targeted deposit products and record mortgage banking levels also favorably impacted earnings during 2003. Expenses also increased to support the higher revenues, and provisions for credit losses decreased as a result of improved asset quality and less growth in the loan portfolio.

In 2002, community banking net income reflects the benefit of the Three Rivers acquisition in addition to higher revenues from solid organic growth in loans and deposits and strong mortgage banking levels. Expenses also increased to support the higher revenues and provisions for credit losses reflected higher credit losses from a slow economy and an increase in non-performing assets.

The community banking performance ratios remained strong for 2003, although impacted by the recent acquisitions. For 2003, community banking reflects a return on equity of 17.61%, a return on assets of 1.36% and an efficiency ratio of 48.79% versus 19.12%, 1.43% and 46.43%, respectively, in 2002. The financial service affiliates have improved earnings in each of the last two years reflecting Sky Financial’s focused efforts on growing its profitable insurance agency and wealth management businesses, and reducing the impact of its under-performing companies.

The increase in net income at SFS during 2003 was due to the continued build up of the loan portfolio, which resulted in additional interest income.

Parent and other includes the net funding costs of the parent company and all significant shared items of income and expense, including all merger, integration and restructuring charges and non-recurring gains. In 2003, the decrease in merger, integration and restructuring expenses were offset by additional non-interest expenses necessary to support corporate growth. In 2002, an increase in merger, integration and restructuring charges more than offset the benefit of lower interest rates, reducing the net funding cost of the parent.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities.

Table 2 summarizes net interest income and net interest margin for each of the three years ended December 31, 2003.

Table 2 Net Interest Income

Year ended December 31,	2003	2002	2001
Net interest income	$420,203	$361,685	$325,597
Taxable equivalent adjustments to net interest income	3,118	3,166	3,539

Net interest income, fully taxable equivalent	$423,321	$364,851	$329,136

Net interest margin	3.71%	3.90%	4.00%
Taxable equivalent adjustment	.03	.03	.04

Net interest margin, fully taxable equivalent	3.74%	3.93%	4.04%

Sky Financial’s net interest income of $420,203 in 2003 increased from $361,685 in 2002. In 2003, average-earning assets grew 22.0%, after growing 14.0.% in 2002. In 2003, net interest income increased due to strong organic growth in earning assets, the additional growth from the Metropolitan and GLB acquisitions and the full year growth impact from the Three Rivers acquisition partially offset by a lower net interest margin versus the prior year. In 2002, net interest income increased due to strong organic growth in earning assets as well as the additional growth from the Three Rivers acquisition, notwithstanding a lower net interest margin. The net interest margin, on a fully tax-equivalent basis, was 3.74% for 2003, compared with 3.93% and 4.04% the preceding two years. The decreasing interest rate environment that began in 2002, along with the incremental effect of the acquisitions resulted in lower margins during the first half of 2003, which then stabilized during the second half of the year.

Table 3 reflects the components of Sky Financial’s net interest income for each of the three years ended December 31, 2003, setting forth: (i) average assets, liabilities, and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities, (iv) the net interest rate spread (i.e., the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities), and (v) the net interest margin (i.e., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average loan balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Table 3 Three-Year Average Balance Sheet and Net Interest Margin

	2003			2002			2001
Year ended December 31,	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits	$70,844	$561	0.79%	$42,588	$652	1.53%	$21,093	$1,039	4.93%
Federal funds sold and other	3,200	72	2.25	11,180	166	1.48	18,280	836	4.57
Securities	2,440,986	103,769	4.25	2,197,795	119,675	5.45	1,869,200	118,242	6.33
Loans and loans held for sale	8,796,014	561,651	6.39	7,022,576	508,579	7.24	6,228,708	525,798	8.44

Total interest - earning assets	11,311,044	666,053	5.89	9,274,139	629,072	6.78	8,137,281	645,915	7.94

Non-earning assets	819,407			615,120			532,322

Total assets	$12,130,451			$9,889,259			$8,669,603

Interest-bearing liabilities
Demand deposits	$220,891	$1,344	0.61%	$107,325	$802	0.75%	$140,541	$2,669	1.90%
Savings deposits	3,343,474	30,383	0.91	2,660,130	35,755	1.34	1,944,521	38,987	2.00
Time deposits	3,728,437	111,478	2.99	3,384,936	139,708	4.13	3,308,884	179,022	5.41

Total interest-bearing deposits	7,292,802	143,205	1.96	6,152,391	176,265	2.86	5,393,946	220,678	4.09
Short-term borrowings	849,464	18,472	2.17	732,230	19,438	2.65	695,527	27,633	3.97
Trust preferred securities/ junior subordinated debentures	150,001	7,528	5.02	110,687	7,750	7.00	108,600	10,486	9.66
Asset-backed notes	587,723	31,672	5.39	374,517	23,996	6.41	126,522	8,411	6.65
Debt and FHLB advances	1,089,886	41,855	3.84	813,592	36,772	4.52	842,060	49,571	5.89

Total interest - bearing liabilities	9,969,876	242,732	2.43	8,183,417	264,221	3.23	7,166,655	316,779	4.42

Non-interest - bearing liabilities	1,251,819			982,600			871,529
Shareholders’ equity	908,756			723,242			631,419

Total liabilities and equity	$12,130,451			$9,889,259			$8,669,603

Net interest income, fully taxable equivalent;
Net interest spread		$423,321	3.46%		$364,851	3.55%		$329,136	3.52%

Net interest income, fully taxable equivalent to earning assets			3.74%			3.93%			4.04%

Loan fees are included in interest income.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 4 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2003. The table is presented on a tax-equivalent basis.

Table 4 Net Interest Income - Rate / Volume Analysis

	2003			2002
	Change from 2002 in interest income or expense due to			Change from 2001 in interest income or expense due to
Year ended December 31,	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Interest-bearing deposits	$432	$(523)	$(91)	$1,061	$(1,448)	$(387)
Federal funds sold	(118)	24	(94)	(325)	(345)	(670)
Securities	13,242	(29,148)	(15,906)	20,840	(19,407)	1,433
Loans, net	128,433	(75,361)	53,072	66,961	(84,180)	(17,219)

Total interest income	141,989	(105,008)	36,981	88,537	(105,380)	(16,843)

Interest expense attributable to:
Deposits:
Interest-bearing demand	325	217	542	(631)	(1,236)	(1,867)
Savings	8,822	(14,194)	(5,372)	14,271	(17,503)	(3,232)
Time	14,178	(42,408)	(28,230)	4,114	(43,428)	(39,314)

Total deposits	23,325	(56,385)	(33,060)	17,754	(62,167)	(44,413)

Short-term borrowings	3,112	(4,078)	(966)	1,455	(9,650)	(8,195)
Trust preferred securities/ junior subordinated debentures	2,752	(2,974)	(222)	202	(2,938)	(2,736)
Asset-backed notes	13,661	(5,985)	7,676	16,494	(909)	15,585
Debt and FHLB advances	12,487	(7,404)	5,083	(1,682)	(11,117)	(12,799)

Total interest expense	55,337	(76,826)	(21,489)	34,223	(86,781)	(52,558)

Net interest income	$86,652	$(28,182)	$58,470	$54,314	$(18,599)	$35,715

Non-Interest Income

Total non-interest income in 2003 increased $31,469 from 2002, which was $23,641 higher than 2001. The increase in 2003 was primarily from growth of $19,206 in mortgage banking revenues due to higher origination volumes and impairment recapture generated in the lower rate environment. Additionally, non-interest income increased during 2003 from growth in brokerage and insurance commissions due to growth in sales and the acquisition of IBS during 2003. The growth in non-interest revenues was also positively impacted by the completed acquisitions of Metropolitan, GLB and Three Rivers. The increase in 2002 was primarily from growth in brokerage and insurance commissions due to growth in sales and the acquisition of two agencies during 2002 and from growth of $4,733 in mortgage banking revenues due to higher origination volumes generated in the lower rate environment as well as growth in non-interest revenues from the acquisition of Three Rivers.

Table 5 Non-Interest Income

Year ended December 31,	2003	2002	2001	2003 Vs. 2002	2002 Vs. 2001
Trust services income	$14,348	$13,479	$14,398	6%	(6)%
Service charges and fees on deposit accounts	38,207	34,499	31,416	11	10
Mortgage banking income	47,832	28,626	23,893	67	20
Brokerage and insurance commissions	42,686	36,848	24,598	16	50
Net securities gains	871	2,479	2,475	(65)	—
Transaction fees	10,506	7,666	7,139	37	7
Merchant income	4,572	3,559	3,351	28	6
International department fees	1,685	1,544	1,766	9	(13)
Income from bank-owned life insurance	6,484	5,817	5,435	11	7
Other	14,159	15,364	11,769	(8)	31

Total non-interest income	$181,350	$149,881	$126,240	21%	19%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Mortgage banking consists of net gains on the sales of mortgage loans, mortgage loan servicing fees, amortization and other adjustments of mortgage servicing rights. Mortgage banking income increased $19,206 in 2003 after increasing $4,733 in 2002. The increase in both years was primarily due to a favorable interest rate environment, which increased volumes of mortgages originated and sold. Total volume of loans sold in 2003 increased 65.9% over 2002 after increasing 18.2% over 2001. However, by the end of 2003, a rise in mortgage rates to a less favorable environment for mortgage origination, led to decreased impairment reserves on the mortgage servicing rights. During 2003, Sky Financial recaptured $2,279 of impairment reserves, as compared to providing additional reserves of $1,439 in the previous year.

Brokerage commissions on investment and insurance products increased $5,838 or 16% in 2003 and 12,250 or 50% in 2002. The 2003 revenue increase was from increased sales volume and the acquisition of IBS. The 2002 revenue increase was from the acquisition of two insurance agencies, Celaris Group, Inc. in January of 2002, and Value Added Benefits, LTD in April of 2002 and from increased sales volumes through Sky Financial’s bank sales representatives.

Service charges and fees on deposits increased $3,708 in 2003 and $3,083 in 2002. The increase in both years continued to reflect the benefits from growth in deposit accounts, both organic and through acquisition, and fee structure modifications company wide.

Trust services income, which continued to be impacted by changes in the equity markets, increased $869 or 6% in 2003 after decreasing $919 or 6% in 2002.

For the year 2003, Sky Financial realized net gain on the sales of securities of $871 compared with net gains of $2,479 in 2002.

Other income in 2003 included non-recurring gains of $934 related to the sale of a building.

Non-Interest Expense

Total non-interest expense increased $46,955 or 17% compared with an increase of $39,594 or 17% in 2002. In 2003, the acquisitions of Metropolitan, GLB and IBS and the full year impact of the previous year’s fourth quarter acquisition of Three Rivers contributed to the rise in expenses. In 2002, acquisitions also contributed to the rise in expenses, partially offset by lower state franchise taxes and brokerage commissions. In addition to Three Rivers, other acquisitions included Celaris Group and Value Added Benefits acquired in January and April 2002, respectively, and a full year of operating cost for branches and deposits acquired in October 2001. The efficiency ratio, which measures total non-interest expenses, including merger, integration and restructuring charges, as a percent of total revenues, was 52.87% in 2003, 53.55% in 2002 and 54.85% in 2001.

Non-interest expense includes costs, other than interest, that are incurred in the operations of Sky Financial. Table 6 summarizes the components of Sky Financial’s non-interest expense.

Table 6 Non-Interest Expense

Year ended December 31,	2003	2002	2001	2003 Vs. 2002	2002 Vs. 2001
Salaries and employee benefits	$172,842	$151,692	$125,410	14%	21%
Occupancy and equipment expense	51,404	40,177	36,017	28	12
Merger, integration and restructuring expense	4,577	10,437	799	(56)	1,206
Brokerage commissions	220	208	2,107	6	(90)
State franchise taxes	8,836	3,411	7,067	159	(52)
Printing and supplies	6,000	5,020	5,004	20	–
Legal and other professional fees	8,855	7,855	8,127	13	(3)
Telephone	6,798	6,278	5,648	8	11
Loan costs	7,921	5,743	4,390	38	31
Marketing	10,367	7,755	7,155	34	8
Amortization of intangible assets	6,896	4,033	4,897	71	(18)
Other	39,053	34,205	30,599	14	12

Total non-interest expense	$323,769	$276,814	$237,220	17%	17%

Salaries and employee benefits increased $21,150 or 14% in 2003 and $26,282 or 21% in 2002. The increases in 2003 and 2002 were primarily due to acquisitions and increases in performance-based compensation.

Brokerage commissions expense increased $12 or 6% in 2003, after declining $1,899 or 90% in 2002. The decline in 2002 was due to the sale by Sky Financial of its independent broker/dealer in 2001.

Loan costs increased $2,178 or 38% in 2003 and $1,543 or 49% in 2002. The increase was primarily due to costs associated with higher loan volumes and higher loan collection activities from both acquisitions and organic growth.

Franchise taxes increased $5,425 or 159% in 2003 primarily as a result of acquisitions and increases in Sky Financial’s tax bases, after declining $3,656 in 2002.

Amortization of intangible assets increased $2,863 in 2003, due to the addition of $33,696 in core deposit intangibles as a result of acquisitions in 2003 and 2002 and decreased $864 in 2002, primarily due to the adoption of SFAS No. 147. See Note 1 of the consolidated financial statement for further discussion.

Merger, integration and restructuring charges were $4,577 in 2003, $10,437 in 2002 and $799 in 2001. In 2003, restructuring charges included $1,091 related to the acquisition of Great Lakes Bank and $3,486 relating to the Metropolitan Bank acquisition.

In 2002, restructuring charges included $5,653 pertaining to Sky Financial’s implementation of a new technology platform and associated processes and $4,784 related to the acquisition of Three Rivers Bancorp. In 2001, restructuring charges included $706 for the integration into Sky Bank of ten branches acquired in October and $93 for additional redesign of the financial service affiliates.

Loan Portfolio

Real estate loans, including construction and mortgage loans, approximated 58% of total loans at December 31, 2003, up from 55% at year-end 2002. The rise reflects stronger growth, including acquisitions, partially offset by declines due to higher refinancing activity. Sky Financial’s general collateral policy for residential real estate mortgages is to follow FNMA and FHLMC guidelines, which generally require a loan-to-value ratio of 80% or private mortgage insurance for loan-to-value ratios in excess of 80%.

Commercial loans comprise 34% of the total loan portfolio for 2003 and 2002. Growth in this portfolio reflects new business development in existing regional markets, as well as growth in the commercial financing loans originated through SFS. SFS originates loans to healthcare professionals primarily for equipment purchases, practice acquisitions, practice startups, business expansions, working capital and debt consolidation. The amount of collateral required on commercial loans is generally determined based on a loan-by-loan assessment. Loan-to-value ratios for commercial loans typically range from 60% to 80%. Factors that are considered include, among other things, the purpose of the loan, the current financial status of the borrower and the borrower’s prior credit history. Sky Financial has participated in a small portfolio of shared national credits. These individual credit relationships total less than one-half of one percent of the total loan portfolio with the businesses located in our current market area.

The remaining portion of Sky Financial’s loan portfolio is installment loans, credit card loans and other loans, which decreased to 8% of the loan portfolio from 11% in the prior year. The decrease is due to a reduced emphasis on indirect auto loans. Sky Financial makes consumer loans on both a secured and unsecured basis depending, in part, on the nature, purpose and term of the loan. Loan-to-value ratios for secured consumer loans range from 70% to 90% as a general rule.

As of December 31, 2003, Sky Financial did not have any loan concentrations that exceeded 10% of total loans. Sky Financial monitors the levels of market segments contained in the loan portfolio. Sky Financial considers loans originated by SFS as a market segment and has been managing the overall loan balances since the change in 2000 to retaining loans originated by SFS in its loan portfolio.

Table 7 Loan Portfolio

December 31,	2003	2002	2001	2000	1999
Real estate loans:
Construction	$491,086	$410,955	$295,154	$210,135	$176,940
Residential mortgage	2,045,317	1,614,048	1,464,572	1,866,111	1,744,162
Non-residential mortgage	2,896,116	2,290,053	1,719,074	1,575,907	1,296,019
Commercial, financial and agricultural loans	3,181,608	2,706,078	2,144,846	1,582,195	1,337,112
Installment and credit card loans	770,901	864,387	850,343	681,750	923,261

Total loans	$9,385,028	$7,885,521	$6,473,989	$5,916,098	$5,477,494

Real estate loans:
Construction	5.2%	5.2%	4.6%	3.6%	3.2%
Residential mortgage	21.8	20.5	22.6	31.5	31.8
Non-residential mortgage	30.9	29.0	26.6	26.6	23.7
Commercial, financial and agricultural loans	33.9	34.3	33.1	26.8	24.4
Installment and credit card loans	8.2	11.0	13.1	11.5	16.9

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

In the above table, home equity term loans are included in residential mortgage for years 2003, 2002, 2001 and 2000 and are included in installment and credit card in 1999.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Table 8 shows the amount of commercial, financial and agricultural loans and real estate construction loans outstanding as of December 31, 2003, which based on the remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

Table 8 Loan Maturity and Price Sensitivity

December 31, 2003	Due In 1 Year	Due In 1 Year – 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$948,281	$1,123,389	$1,109,938	$3,181,608
Construction	160,676	218,095	112,315	491,086

Total	$1,108,957	$1,341,484	$1,222,253	$3,672,694

Total due after one year:
Fixed rate commercial, financial, agricultural and construction		$472,352	$807,643	$1,279,995
Variable rate commercial, financial, agricultural and construction		869,132	414,610	1,283,742

Total		$1,341,484	$1,222,253	$2,563,737

Actual maturities of loans will differ from the contractual maturities presented in the table above because of prepayments, rollovers and renegotiation of payment terms, among other factors.

Under-Performing Assets

Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of the collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate. At December 31, 2003, impaired loans were $63,028 compared with $53,041 at December 31, 2002, the increase due primarily to acquisitions.

Non-accrual loans are comprised principally of loans 90 days past due as well as certain loans, which are current but where serious doubt exists as to the ability of the borrower to comply with the repayment terms. Interest previously accrued and not yet paid on non-accrual loans is reversed or charged against the allowance for credit losses during the period in which the loan is placed in a non-accrual status, except where Sky Financial has determined that such loans are adequately secured as to principal and interest. Interest earned thereafter is included in income only to the extent that it is received in cash. In certain cases, interest received may be credited against principal outstanding under the cost recovery method.

Non-accrual loans increased from $66,855 at December 31, 2002 to $81,979 at year-end 2003. The increase in non-accrual loans in 2003 has resulted from the overall growth in the loan portfolio last year, including acquisitions. At December 31, 2003, $26,627 of loans secured by pools of commercial leases for which payment is over 90 days past due are on non-accrual. These loans are guaranteed by surety bonds or insurance policies issued by three creditworthy insurance companies. Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

At December 31, 2003, non-performing assets were $93,019, an increase from $74,236 at the prior year-end. The increase was primarily in non-performing loans, which at year-end 2003, totaled $82,578 or .88% of total loans outstanding, compared with $70,058 or .89%, of total loans outstanding at year-end 2002. Other real estate owned also increased $6,263 mainly as a result of acquisitions.

Loans now performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms (defined as loans rated substandard or worse but excluding non-accrual and restructured loans), approximated $101,164 and $85,929 at December 31, 2003 and 2002, respectively, and are being closely monitored by management and the boards of directors of Sky Financial and its subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. The increase in loans where some concern exists is reflective of growth in the loan portfolio. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Table 9 Under-Performing Assets

December 31,	2003	2002	2001	2000	1999
Non-accrual loans	$81,979	$66,855	$33,319	$20,329	$17,423
Restructured loans	599	3,203	785	1,131	2,067

Total non-performing loans	82,578	70,058	34,104	21,460	19,490
Other real estate owned	10,441	4,178	2,467	2,221	3,293

Total non-performing assets	$93,019	$74,236	$36,571	$23,681	$22,783

Loans 90 days or more past due and still accruing interest	$14,080	$12,458	$15,902	$10,294	$9,538

Non-performing loans to total loans	0.88%	0.89%	0.53%	0.36%	0.36%
Non-performing assets to total loans plus other real estate owned	0.99	0.94	0.56	0.40	0.42
Allowance for credit losses to total non-performing loans	175.29	173.25	303.55	434.58	445.10
Loans 90 days or more past due and not on non-accrual to total loans	0.15	0.16	0.25	0.17	0.17

Provision and Allowance for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. Sky Financial recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, Sky Financial maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.

The provision for credit losses for 2003 was $42,712 compared with $43,577 for 2002 and $34,635 in 2001. The 2003 change in the provision for credit losses was attributable to improved asset quality, which was a function of the improving economy.

Table 10 Allowance for Credit Losses

Year Ended December 31,	2003	2002	2001	2000	1999
Balance at beginning of the period	$121,372	$103,523	$93,261	$86,750	$80,748
Loans charged-off:
Real estate	(10,021)	(7,898)	(2,926)	(1,798)	(2,803)
Commercial, financial and agricultural loans	(13,963)	(10,997)	(10,826)	(8,024)	(3,366)
Installment and credit card	(21,554)	(19,700)	(17,467)	(13,678)	(14,233)
Other loans	(373)	(859)	—	(453)	(68)

Total charge-offs	(45,911)	(39,454)	(31,219)	(23,953)	(20,470)

Recoveries:
Real estate	1,320	1,011	376	1,032	938
Commercial, financial and agricultural loans	3,067	1,037	2,226	3,483	1,711
Installment and credit card	5,126	4,795	4,212	3,567	3,052
Other loans	4	1	32	132	25

Total recoveries	9,517	6,844	6,846	8,214	5,726

Net loans charged-off	(36,394)	(32,610)	(24,373)	(15,739)	(14,744)
Provision charged to operating expense	42,712	43,577	34,635	22,250	20,712
Reserve of acquired institutions	17,059	6,882	—	—	—
Effect of conforming year-end of pooled entity	—	—	—	—	34

Balance at the end of the period	$144,749	$121,372	$103,523	$93,261	$86,750

Net charge-offs to average loans outstanding	0.42%	0.47%	0.39%	0.28%	0.28%
Allowance for credit losses to total loans	1.54	1.54	1.60	1.58	1.58
Allowance for credit losses to total non-performing loans	175.29	173.25	303.55	434.58	445.10

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience and are reviewed for modification on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor for those loans. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings.

At December 31, 2003, the allowance for credit losses was $144,749 or 1.54% of total loans outstanding, and 175% of total non-performing loans compared to an allowance at December 31, 2002 of $121,372 or 1.54% of total loans outstanding, and 173% of total non-performing loans. At year-end 2003, the allocated portion of the allowance for credit losses was $135,257 compared with $111,299 at year-end 2002.

The increase to the allowance was due primarily to the overall growth in total loans of 19% and the adjustment of loss factors for components of certain segments within the loan portfolio, particularly the commercial financing segment. At year-end 2003, the unallocated portion of the allowance for credit losses was $9,492 compared with $10,073 at year-end 2002. The decrease in the unallocated allowance was attributable to a decrease in Sky Financial’s estimated risk associated with its specific and general allowances, while the outlook for general economic conditions has stabilized.

Net charge-offs increased to $36,394 compared with $32,610 in 2002 due to the increased size of the loan portfolio. Net charge-offs as a percentage of average loans outstanding actually declined in 2003 to .42% from .47% in 2002.

Table 11 Allocation of the Allowance for Credit Losses

December 31,	2003	2002	2001	2000	1999
Construction	$2,295	$2,257	$2,387	$1,132	$707
Real estate	46,670	36,071	29,332	27,091	22,186
Commercial, financial and agricultural	59,773	47,217	34,567	22,628	16,165
Installment and credit card	26,519	25,754	25,756	25,606	22,434
Unallocated	9,492	10,073	11,481	16,804	25,258

Total	$144,749	$121,372	$103,523	$93,261	$86,750

Securities

The investment portfolio at Sky Financial is used as a management tool to maintain acceptable levels of liquidity and exposure to changes in market interest rates. The portfolio yield is maximized once these criteria are satisfied. During the last two years, the portfolio has shifted to include a greater percentage of mortgage-backed securities. Mortgage-backed securities offer monthly principal and interest and may be used as collateral in a variety of financial transactions to secure sources of wholesale funding. The market for agency mortgage-backed securities is large and liquid. It is the practice of Sky Financial to purchase mortgage-backed securities with average expected lives of two to four years. Since this type of security may extend or contract, a pre-purchase analysis is completed. Most securities purchased have structures that limit changes to duration as market rates change.

In 2003, total securities available for sale increased $264,188 primarily due to the acquisition of Metropolitan and GLB which added $179,158 and $42,839, respectively, to the portfolio. In 2002, total securities available for sale increased $250,338, which was due to the acquisition of Three Rivers, which added $362,348 to the portfolio. The portfolio contains mortgage-backed securities and, to a limited extent, other securities, that have uncertain cash flow characteristics. The variable cash flows present additional risk to Sky Financial in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields.

Sky Financial utilizes a variety of tools to monitor and minimize this risk. All securities must pass a stress test at the time of purchase estimating how the security would perform in various interest rate environments. Additionally, the corporate investment policy defines certain types of high-risk securities ineligible for purchase, including securities that may not return full principal to Sky Financial. It is also the practice of Sky Financial to minimize premiums paid on mortgage securities to avoid yield reduction if prepayments accelerate. These policies help to ensure that there will be no material impact from these investments to the financial statements due to changes in market interest rates.

Sky Financial evaluates its securities portfolio for impairment throughout the year. An impairment reserve is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment reserve is also recorded for investments in debt securities, unless the decrease in fair value is attributable to interest rates and management has the intent and ability to hold the debt security until maturity. The securities portfolio does not contain any investments that have been in a continuous unrealized loss position for greater than twelve months at December 31, 2003.

There are no securities of any single issuer where the aggregate carrying value of such securities exceed 10% of shareholders’ equity, except those of the U.S. Treasury, U.S. Government agencies and substantially all mortgage-backed securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association. Table 13 shows (at amortized cost) the contractual maturities and weighted average yields of Sky Financial’s securities as of December 31, 2003.

Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. The weighted average yields on income from tax-exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis.

Table 12 Securities Available for Sale

	Estimated Fair Value
December 31,	2003	2002	2001
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$326,158	$466,564	$494,474
Obligations of states and political subdivisions	22,337	15,242	32,912
Corporate and other securities	69,446	71,896	75,744
Mortgage-backed securities	1,955,606	1,584,861	1,279,227

Total debt securities available for sale	2,373,547	2,138,563	1,882,357

Marketable equity securities	45,862	40,905	57,945
FHLB, FRB & Banker’s Bank stock	91,960	67,713	56,541

Total securities available for sale	$2,511,369	$2,247,181	$1,996,843

Table 13 Maturity Distribution of Debt Securities Portfolio (At Amortized Cost)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
December 31, 2003	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and U.S. government agencies and corporations	$82,469	2.79%	$143,102	3.68%	$98,346	3.73%	—	—
Obligations of states and political subdivisions	1,681	2.92	3,207	3.15	6,706	5.66	$10,612	1.62%
Corporate and other securities	3,350	5.88	1,200	4.57	100	2.50	61,785	7.15
Mortgage-backed securities	549,927	4.22	1,066,609	4.09	291,815	3.88	47,786	4.11

Total debt securities available for sale	$637,427	4.04%	$1,214,118	4.04%	$396,967	3.87%	$120,183	5.45%

Funding Sources

Sky Financial obtains its funding through a variety of sources. Retail deposits are gathered from individuals and businesses within the local communities served by the banking affiliate. Deposits encompass the full range of banking products including checking, savings and time deposits. In addition, Sky Financial obtains funds under a number of borrowing arrangements. The banking affiliate is a member of the Federal Home Loan Bank and may obtain both overnight and term advances. The banking affiliate also obtains funds through securities sold under repurchase agreements and federal funds lines.

SFS maintains a line of credit with a non-affiliated bank to fund loans until permanent funding can be arranged through the issuance of asset-backed notes in a limited offering. Sky Financial issues, through its affiliates, fixed and variable interest rate asset-backed notes in which repayment is secured and provided by the cash flows of commercial loans originated at SFS. These notes are used to provide permanent funding for the SFS loans. The parent company also maintains a line of credit with a group of non-affiliated banks.

Table 14 Funding Sources

	Average Amounts Outstanding			Average Rate Paid
Year Ended December 31,	2003	2002	2001	2003	2002	2001
Non-interest-bearing demand deposits	$1,113,236	$864,115	$749,020
Interest-bearing demand deposits	220,891	107,325	140,541	0.61%	0.75%	1.90%
Savings deposits	3,343,474	2,660,130	1,944,521	0.91	1.34	2.00
Time deposits	3,728,437	3,384,936	3,308,884	2.99	4.13	5.41

Total deposits	8,406,038	7,016,506	6,142,966
Short-term borrowings	849,464	732,230	695,527	2.17	2.65	3.97
Trust preferred securities/Junior subordinated debentures	150,001	110,687	108,600	5.02	7.00	9.66
Asset-backed notes	587,723	374,517	126,522	5.39	6.41	6.65
Debt and FHLB advances	1,089,886	813,592	842,060	3.84	4.52	5.89

Total funding sources	$11,083,112	$9,047,532	$7,915,675

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Table 15 is a schedule of maturities of time deposits in denominations of $100,000 or more as of December 31, 2003:

Table 15 Maturity of Time Deposits of $100,000 or More

Three months or less	$312,688
Three through six months	228,335
Six through twelve months	194,922
Over twelve months	373,422

Total	$1,109,367

Short-Term Borrowings

Table 16 sets forth certain information relative to the securities sold under agreements to repurchase and federal funds purchased. While repurchase agreements are generally sold to local government entities and businesses and have maturity terms of overnight to 30 days, $258,767 have terms greater than one year. Federal funds purchased generally have overnight terms.

Table 16 Short-Term Borrowings

December 31,	2003	2002	2001
Securities sold under agreements to repurchase and federal funds purchased at period-end	$994,896	$795,125	$685,450
Weighted average interest rate at period-end	2.05%	2.24%	3.28%
Maximum outstanding at any month-end during the year	$996,376	$890,920	$776,422
Average amount outstanding	849,464	732,230	695,527
Weighted average rates during the year	2.17%	2.65%	3.97%

For further information on the securities sold under agreements to repurchase see Note 8.

Contractual Obligations and Off-Balance Sheet Arrangements

Table 17 presents, as of December 31, 2003, Sky Financial’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Table 17 Contractual Obligations

Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$4,902,719				$4,902,719
Certificates of deposit	2,088,122	$996,924	$484,728	$42,359	3,612,133
Federal Funds purchased and securities sold under repurchase agreements	736,129	45,000	183,767	30,000	994,896
Bank lines of credit	62,695				62,695
FHLB borrowings	685,406	181,637	65,096	151,994	1,084,133
Long-term debt	75,749	208,557	298,421	496,080	1,078,807
Capital leases	400	653	64		1,117

Sky Financial has retail repurchase agreements with clients within its local market areas, as well as federal funds purchased from other banks. These borrowings are collateralized with securities owned by Sky Bank and held in its safekeeping accounts at independent correspondent banks. Sky Financial also has repurchase agreements with brokerage firms that are in possession of the underlying securities. The securities are returned to Sky Financial at the maturity of the agreements.

Sky Financial also enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly. Because the derivative contracts recorded on the balance sheet at December 31, 2003 do not represent amounts that will ultimately be received or paid under these contracts, they are excluded from the table above.

A schedule of significant off-balance sheet commitments at December 31, 2003 is included in Table 18.

Table 18 Significant Commitments

Commitments to extend credit	$2,320,451
Standby letters of credit	331,082
Letters of credit	2,124

These commitments are extended to clients in the normal course of business and are subject to the same credit policies as making on-balance commitments. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not represent future cash flow requirements. Sky Financial also has recourse obligations on $156,818 of sold loans and leases originated by SFS prior to June 30, 2000. At December 31, 2003, Sky Financial has recorded a recourse provision related to these loans and leases of $3,211.

Liquidity Management

Management of liquidity is of continuing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the bank, financial institutions have developed innovative ways to meet clients needs while at the same time manage both liquidity and interest rate risk. This is being done primary through liquidity management and the balance of deposit growth and alternative sources of borrowing.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities, unused borrowing capacity, security repurchase agreements, federal funds, and loan securitizations and sales. At December 31, 2003, securities with maturities of one year or less totaled $88,843. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $549,927 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds with a wide variety of terms and structures. As of December 31, 2003, the banking subsidiary had total credit availability with the FHLB of $1,151,965, of which $1,084,133 was outstanding.

Sky Financial, through one of its affiliates, entered into a conduit warehousing facility with a financial institution to provide up to $125,000 of interim funding for loans originated by SFS. Term funding is obtained later through the issuance of asset-backed notes in a limited offering. SFS has successfully issued seven asset-backed notes since February 2001.

Sky Financial is a holding company and does not conduct operations. Its primary sources of liquidity are borrowings from outside sources and dividends received from its subsidiaries. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. At December 31, 2003, $10,274 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Sky Financial maintains a $120,000 line of credit with a group of unaffiliated banks that expires May 31, 2004. It is anticipated that the line will be renewed. As of December 31, 2003, Sky Financial had a $62,695 outstanding balance on the line of credit. Additionally, in order to enhance liquidity, Sky Financial is not expecting to make any share repurchases during 2004.

The corporation manages liquidity risk in accordance with established policies primarily through the Corporate Asset / Liability Committee. Management has increased its monitoring of liquidity levels and has implemented strategies to increase liquidity. Strategies implemented over 2003 include new retail introductory-priced deposit campaigns, deposit retention and growth initiatives, disciplined pricing of public funds that require pledged collateral, a portfolio of a laddered maturity of brokered CDs and additional federal funds lines.

Capital Resources

Shareholders’ equity at year-end 2003 totaled $998,576, compared to $832,433 at December 31, 2002, an increase of 20.0%. The increase was primarily due to net retained earnings (net income less dividends) of $83,649 and the issuance of stock for the acquisitions of Metropolitan and GLB.

The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. Sky Financial has consistently maintained the regulatory capital ratios of the corporation and its bank above “well capitalized” requirements. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weighting and other factors. Management believes, as of December 31, 2003, Sky Financial and Sky Bank meet all capital adequacy requirements for which they are subject. At December 31, 2003, Sky Financial’s and Sky Bank’s ratio of total capital to risk-weighted assets as defined by the regulatory framework for prompt corrective action were 11.8% and 11.2%.

The capital position is managed through changes to balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Sky Financial’s strategic plans includes continued growth through acquisitions, which can potentially impact Sky Financial’s capital position. Sky Financial may issue additional common stock in conjunction with future acquisitions in order maintain its well capitalized status.

Currently, Sky Financial’s Board of Directors has not authorized any common share repurchase programs. During 2002, Sky Financial repurchased 784 shares under a previous authorization. Shares repurchased by Sky Financial were used in its stock option plans and for general corporate purposes.

As of December 31, 2003, Sky Financial has $164,806 of capital securities with wholly-owned unconsolidated subsidiaries, which are considered to be Tier I capital for regulatory purposes.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are included as “Tier I” regulatory capital. The Federal Reserve Board is currently evaluating whether these capital securities continue as Tier I capital as a result of deconsolidating the related trust preferred entities in accordance with generally accepted accounting principals. If the Federal Reserve Board disallows the capital securities as Tier I regulatory capital, the effect of such a change could have a material impact on Sky Financial’s regulatory ratios.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars and shares in thousands, except per share data)

Market Risk Management

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and or commodity prices. Within Sky Financial, the dominant market risk exposure is changes in interest rates. The negative effect of this exposure is felt through the net interest spread, mortgage banking revenues and the market values of various assets and liabilities.

Sky Financial manages market risk through its Asset / Liability Committee (ALCO) at both the subsidiary and consolidated levels. The committee assesses interest rate risk exposure through three primary measurements: rate sensitive assets divided by rate sensitive liabilities (or “Gap ratios”), interest rate shock simulations of net interest income at risk and economic value of equity risk simulation.

Sky Financial also utilizes interest rate swaps and caps to effectively modify its liability interest rate repricing to more effectively match the repricing characteristics of its assets. At December 31, 2003, the fair value of Sky Financial’s derivative arrangements aggregated $9,902 on contracts with notional amounts of $315,463. Sky Financial monitors and manages its rate sensitivity position to maximize net interest income, while minimizing the risk due to changes in interest rates. One method Sky Financial uses to manage its interest rate risk is a rate sensitivity gap analysis.

The difference between a financial institution’s interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the same time period) is commonly referred to as its “interest rate sensitivity gap” or “gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to have a “positive gap,” which generally means that if interest rates increase, a company’s net interest income will increase and if interest rates decrease, its net interest income will decrease. An institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to have a “negative gap,” which generally means that if interest rates increase, a company’s net interest income will decrease and if interest rates decrease, its net interest income will increase. The current policy imposes limits at the six-month and 12-month time periods that is measured in terms of the ratio of cumulative rate sensitive assets divided by rate sensitive liabilities or (RSA/RSL). Table 19 presents the gap position of Sky Financial at December 31, 2003 and 2002.

Table 19 Gap Position

	Year-end 2003	Year-end 2002	Max	Min
Six month	111.0%	118.4%	125%	95%
One year	106.5%	114.8%	125%	95%

The interest rate shock simulation analysis measures the potential effect on earnings that an instantaneous parallel change in general interest rates could have on net interest income and economic value of equity. Sky Financial applies hypothetical interest rate shocks up 300, 200 and 100 basis points and down 100 basis points to its financial instruments based on the assumed cash flows. Under the current interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore provide no meaningful results. The economic value of equity measures the price risk of the entire balance sheet by discounting expected cash flows of all assets and liabilities and netting the result. This provides a longer-term view of the interest rate risk profile of the company; that is focused on the current economic value of assets and liabilities that make up the balance sheet at a static point in time. The shock then examines how the economic value of the company would change if market rates were different. As demonstrated in Table 20, as of December 31, 2003, the projected volatility of net interest income and economic value of equity due to the hypothetical changes in market rates are within ALCO guidelines. As a result of being in a historically low rate environment, Sky Financial is monitoring the effect of a 300 basis point up scenario. A policy limit for a 300 basis point up scenario has not been proposed by management as of December 31, 2003.

Table 20 Rate Shock Analysis

	Year-end 2003	Year-end 2002	ALCO Guidelines
One year net interest income change
+300 Basis points	1.6%	9.2%	N/A
+200 Basis points	1.3	7.6	(10.0)%
+100 Basis points	.7	5.0	(5.0)
-100 Basis points	(2.9)	(6.0)	(5.0)

Net present value of equity change
+300 Basis points	(18.0)%	7.8%	N/A
+200 Basis points	(11.0)	10.0	(15.0)%
+100 Basis points	(4.7)	7.7	(10.0)
-100 Basis points	1.6	(9.2)	(10.0)

The preceeding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Effects of Inflation

The assets and liabilities of Sky Financial are primarily monetary in nature and are more directly affected by the fluctuation in interest rates than inflation. Movement in interest rates is a result of the perceived changes in inflation as well as monetary and fiscal policies. Interest rates and inflation do not necessarily move with the same velocity or within the same period; therefore, a direct relationship to the inflation rate cannot be shown. The financial information presented in this report has been prepared in accordance with generally accepted accounting principles, which require that Sky Financial measure financial position and operating results primarily in terms of historical dollars.

Pending Acquisition

On January 8, 2004, Sky Financial announced an agreement to acquire Second Bancorp, Incorporated (Second Bancorp), a $2.1 billion bank holding company headquartered in Warren, Ohio, and its wholly-owned subsidiary Second National Bank. Under the terms of the agreement, shareholders of Second Bancorp will be entitled to receive 1.26 Sky Financial common shares in exchange for each Second Bancorp common share held. The exchange is expected to qualify as a tax-free transaction to the Second Bancorp shareholders. Following the merger, and upon the receipt of all necessary regulatory approvals, Second National Bank will be merged with and into Sky Bank.

Not considering the merger related charges discussed below, the merger is expected to be accretive to diluted earnings per share by approximately $.01 for the year 2004 due to the expected cost savings benefits achieved through the integration of systems and support functions, improved branch efficiencies and increased alternative delivery channels for financial products and services. As a result of cost savings efforts, Sky Financial expects to reduce approximately 30% of Second Bancorp’s non-interest expense or $10.9 million on an annual basis and $4.4 million during 2004 after the completion of the merger. After-tax merger related charges of approximately $4.4 million or $.04 per diluted share are expected to be recognized in the second quarter of 2003.

Critical Accounting Policies and Estimates

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations.

Account - Allowance for Credit Losses

Balance Sheet Reference - Allowance for Credit Losses

Income Statement Reference - Provision for Credit Losses

Description

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance which represent estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contigencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.”

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans loss factors are applied based on internal risk grades of these loans. Many factors are considered when these grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment, credit card and other loans loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience and are reviewed for modification on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all criticized and classified loans, where management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor for those loans. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Account - Mortgage Servicing Rights

Balance Sheet Reference - Other Assets

Income Statement Reference - Mortgage Banking Income

Description

The cost of mortgage loans sold or securitized is allocated between the mortgage servicing rights and the mortgage loans based on the relative fair values of each. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations.

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Management periodically evaluates mortgage servicing rights for impairment by stratifying the loans in the servicing portfolio primarily based on loan type, interest rate and region of origination.

Impairment is measured by estimating the fair value of each stratum, taking into consideration the estimated level of prepayments based upon current industry expectations. An impairment allowance for a stratum is recorded when, and in an amount which, its fair value is less than its carrying value.

The value of mortgage servicing rights is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, since most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. Mortgage servicing rights represent the discounted present value of the future net cash flows we expect to receive from our servicing portfolio.

Recent Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Sky Financial, through fully-consolidated wholly-owned subsidiaries, sponsors five trust preferred security issuing vehicles. Sky Financial determined that these five trust preferred subsidiaries meet the definition of variable interest entities and that Sky Financial is not the primary beneficiary of these subsidiaries’ activities. Accordingly, with the adoption of FIN 46-R on December 31, 2003, Sky Financial deconsolidated the accounts of these trust preferred subsidiaries, resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations exist between the Sky Financial and the trust preferred subsidiaries. There was no material impact to the results of operations or liquidity as a result of applying the provisions of FIN 46-R.

Note 1 to the financial statements discusses other new accounting pronouncements adopted by Sky Financial during 2003. There was no material impact on Sky Financial as a result of adopting these other accounting policies.

Forward Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, business line results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), reorganization transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; loan origination projections and operating results of SFS; governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of Sky Financial’s clients; client reaction to and unforeseen complications with respect to Sky Financial’s integration of acquisitions; difficulties in realizing expected cost savings and revenue generation from acquisitions; and other risks identified from time-to-time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Item 7(a)	Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management” on page 22 of this Form 10-K is incorporated herein by reference in response to this item.

Item 8.	Financial Statements and Supplementary Data

Report of Management on Internal Control Over Financial Reporting

Sky Financial is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements and related notes included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include some amounts that are based on management’s best estimates and judgments. The consolidated financial statements have been audited and reported on by our independent auditors, who were given free access to all financial records and related data, including minutes of the meetings of the Board of Directors and Committees of the Board. We believe that the representations made to the independent auditors were valid and appropriate.

We, as management of Sky Financial, are responsible for establishing and maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in conformity with accounting principles generally accepted in the United States. The system of internal control over financial reporting as it relates to the financial statements contains self-monitoring mechanisms, and compliance is tested and evaluated through a program of internal audits. Sky Financial’s internal audit function monitors the operation of the internal control system and reports findings and recommendations to management and to the Audit Committee of the Board of Directors. Actions are taken to correct potential deficiencies as they are identified.

Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in condition, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

The Audit Committee, consisting entirely of outside directors, meets regularly with management, internal auditors and independent auditors, and reviews audit plans and results, as well as management’s actions taken in discharging responsibilities for accounting, financial reporting, and internal controls. The, independent auditors, and the internal auditors have direct and confidential access to the Audit Committee at all times to discuss the results of their examinations.

Sky Financial believes that its long-standing emphasis on the highest standards of conduct and ethics, embodied in comprehensive written policies, also serves to reinforce its system of internal controls. Ongoing communications and review programs are designed to help ensure compliance with this code.

Management assessed Sky Financial’s system of internal control over financial reporting as of December 31, 2003, in relation to criteria for effective internal control over financial reporting as described in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2003, its system of internal control over financial reporting met those criteria.

/s/ MARTY E. ADAMS

Marty E. Adams
Chairman, President and Chief Executive Officer

/s/ KEVIN T. THOMPSON

Kevin T. Thompson
Executive Vice President and Chief Financial Officer

Report of Independent Auditors

To the Board of Directors and Shareholders of

Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited the accompanying consolidated balance sheet of Sky Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2003, and the related consolidated statements of income, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2002 and 2001 were audited by other auditors whose report, dated January 21, 2003, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the adoption of new accounting guidance for goodwill and intangible assets in 2002 and for derivative instruments and hedging activities in 2001.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Asset” and SFAS No. 147, “Acquisitions of Certain Financial Institutions” effective January 1, 2002.

/s/ Deloitte and Touche LLP

Deloitte and Touche LLP

Cleveland, Ohio

January 22, 2004

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

December 31,	2003	2002
Assets
Cash and due from banks	$264,778	$253,172
Interest-earning deposits with financial institutions	100,475	61,345
Federal funds sold	—	11,100
Loans held for sale	21,091	69,333
Securities available for sale	2,511,369	2,247,181
Total loans	9,385,028	7,885,521
Less allowance for credit losses	(144,749)	(121,372)

Net loans	9,240,279	7,764,149
Premises and equipment, net	154,242	133,356
Goodwill	185,859	108,776
Core deposit and other intangibles, net	51,155	43,903
Accrued interest receivable and other assets	367,246	321,628

Total assets	$12,896,494	$11,013,943

Liabilities
Deposits
Non-interest-bearing deposits	$1,232,591	$997,017
Interest-bearing deposits	7,282,261	6,618,403

Total deposits	8,514,852	7,615,420
Securities sold under repurchase agreements and federal funds purchased	994,896	795,125
Debt and Federal Home Loan Bank advances	2,061,946	1,484,258
Junior subordinated debentures owed to unconsolidated subsidiary trusts	164,806	—
Obligated mandatorily redeemable capital securities of subsidiary trusts	—	116,492
Accrued interest payable and other liabilities	161,418	170,215

Total liabilities	11,897,918	10,181,510

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 150,000 shares authorized; 92,485 and 87,277 shares issued in 2003 and 2002	764,860	658,767
Retained earnings	234,000	149,543
Treasury stock; 42 and 221 shares in 2003 and 2002	(742)	(3,965)
Accumulated other comprehensive income	458	28,088

Total shareholders’ equity	998,576	832,433

Total liabilities and shareholders’ equity	$12,896,494	$11,013,943

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

For The Years Ended December 31,	2003	2002	2001
Interest Income
Loans, including fees	$561,651	$508,579	$523,672
Securities
Taxable	99,998	115,261	114,947
Nontaxable	653	1,248	1,882
Federal funds sold and other	633	818	1,875

Total interest income	662,935	625,906	642,376

Interest Expense
Deposits	143,205	176,265	220,678
Borrowed funds	99,527	87,956	96,101

Total interest expense	242,732	264,221	316,779

Net interest income	420,203	361,685	325,597
Provision for credit losses	42,712	43,577	34,635

Net interest income after provision for credit losses	377,491	318,108	290,962

Non-Interest Income
Trust services income	14,348	13,479	14,398
Service charges and fees on deposit accounts	38,207	34,499	31,416
Mortgage banking income	47,832	28,626	23,893
Brokerage and insurance commissions	42,686	36,848	24,598
Net securities gains	871	2,479	2,475
Other income	37,406	33,950	29,460

Total non-interest income	181,350	149,881	126,240

Non-Interest Expenses
Salaries and employee benefits	172,842	151,692	125,410
Occupancy and equipment expense	51,404	40,177	36,017
Merger, integration and restructuring expense	4,577	10,437	799
Amortization expense	6,896	4,033	4,897
Other operating expense	88,050	70,475	70,097

Total non-interest expenses	323,769	276,814	237,220

Income before income taxes	235,072	191,175	179,982
Income taxes	78,455	63,368	59,319

Net Income	$156,617	$127,807	$120,663

Earnings Per Common Share
Basic	$1.75	$1.53	$1.46
Diluted	1.73	1.52	1.45

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands, except per share data)

	Common Shares	Treasury Shares	Common Stock	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2000	84,016	608	$597,723	$26,599	$(10,491)	$(300)	$(3,841)	$609,690
Comprehensive income
Net income				120,663				120,663
Other comprehensive income							9,403	9,403
Total comprehensive income								130,066
Cash dividends ($.74 per share)				(61,067)				(61,067)
Treasury shares acquired		1,856			(34,571)			(34,571)
Treasury shares issued for stock option exercises		(300)	(1,548)		5,557			4,009
Fractional shares and other items	(5)		222	(82)		177		317
Balance, December 31, 2001	84,011	2,164	596,397	86,113	(39,505)	(123)	5,562	648,444
Comprehensive income
Net income				127,807				127,807
Other comprehensive income							22,526	22,526
Total comprehensive income								150,333
Cash dividends ($.77 per share)				(64,459)				(64,459)
Treasury shares acquired		784			(16,403)			(16,403)
Treasury shares issued for stock option exercises		(335)	(3,253)		6,998			3,745
Shares issued for stock option exercises	33		498					498
Shares issued to acquire Three Rivers Bancorp	3,222	(1,632)	63,667		31,160			94,827
Shares issued to acquire Celaris Group, Inc.		(748)	1,564		13,785			15,349
Fractional shares and other items	11	(12)	(106)	82		123		99
Balance, December 31, 2002	87,277	221	658,767	149,543	(3,965)	—	28,088	832,433
Comprehensive income
Net income				156,617				156,617
Other comprehensive loss							(27,630)	(27,630)
Total comprehensive income								128,987
Cash dividends ($.81 per share)				(72,968)				(72,968)
Shares issued for stock option exercises	604		10,869					10,869
Shares issued to acquire Metropolitan Financial Corp	2,887		55,294					55,294
Shares issued to acquire Great Lakes Bancorp	1,717		39,195					39,195
Shares issued to acquire Insurance Buyers Services Agency, Inc.		(164)	735		2,963			3,698
Fractional shares and other items		(15)		808	260			1,068
Balance, December 31, 2003	92,485	42	$764,860	$234,000	$(742)	$—	$458	$998,576

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

For The Years Ended December 31,	2003	2002	2001
Operating Activities
Net income	$156,617	$127,807	$120,663
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	31,141	27,369	20,090
Net gains on sales of assets	(721)	(2,339)	(18,575)
Provision for credit losses	42,712	43,577	34,635
Net change in loans held for sale	74,463	(6,839)	(56,547)
Net change in other assets and liabilities	(33,827)	(14,687)	(51,494)

Net cash from operating activities	270,385	174,888	48,772

Investing Activities
Net increase in interest-earning deposits with financial institutions	(29,942)	(22,174)	(21,446)
Net decrease (increase) in federal funds sold	44,860	(3,100)	(8,000)
Securities available for sale:
Proceeds from maturities and payments	1,499,132	1,028,862	859,843
Proceeds from sales	416,526	423,106	201,797
Purchases	(2,051,780)	(1,315,494)	(1,187,287)
Proceeds from sales of non-mortgage loans	25,344	22,980	14,950
Net increase in loans	(457,534)	(848,650)	(601,278)
Purchases of premises and equipment	(19,230)	(28,449)	(13,972)
Proceeds from sales of premises and equipment	22,634	4,104	3,177
Proceeds from sales of other real estate	4,111	1,608	4,249
Net cash received (paid) in acquisitions	58,721	(10,239)	—
Other items	(154)	851	1,437

Net cash from investing activities	(487,312)	(746,595)	(746,530)

Financing Activities
Purchases of branch deposits, net	—	—	289,220
Net (decrease) increase in deposit accounts	(230,522)	302,993	361,025
Net increase (decrease) in federal funds and repurchase agreements	150,180	109,675	(17,535)
Net increase in short-term FHLB advances	280,000	180,000	8,000
Proceeds from trust preferred securities/junior subordinated debt	30,000	—	—
Repayment of trust preferred securities/junior subordinated debt	(27,750)	—	—
Proceeds from issuance of debt and long-term FHLB advances	310,246	459,629	347,245
Repayment of debt and long-term FHLB advances	(224,550)	(424,823)	(193,144)
Cash dividends and fractional shares paid	(71,008)	(62,631)	(60,536)
Proceeds from issuance of common stock	10,869	4,243	4,009
Treasury stock purchases	—	(16,403)	(34,571)
Other items	1,068	—	(118)

Net cash from financing activities	228,533	552,683	703,595

Net increase (decrease) in cash and due from banks	11,606	(19,024)	5,837
Cash and due from banks at beginning of year	253,172	272,196	266,359

Cash and due from banks at end of year	$264,778	$253,172	$272,196

Supplemental Disclosures
Interest paid	$242,765	$257,604	$321,674
Income taxes paid	86,138	62,981	52,042
Value of shares issued for acquisitions	98,187	110,176	—

Non-cash activity related to the acquisitions included the purchase of assets with a fair value of $1,625,525 and the assumption of liabilities of $1,500,968 in 2003 and the purchase of assets with a fair value of $1,090,924 and the assumption of liabilities of $954,298 in 2002.

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio that owns and operates Sky Bank, which is primarily engaged in the commercial and consumer banking business in Ohio, Pennsylvania, Indiana, Michigan and West Virginia. Sky Financial also operates businesses relating to commercial finance lending, insurance, brokerage, trust and other financial-related services.

Basis of Presentation

The accounting and reporting policies followed by Sky Financial conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to general practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, fair values of financial instruments and mortgage servicing rights and status of contingencies are particularly subject to change.

Consolidation

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Sky Financial Solutions, Inc. (SFS), Sky Trust, N.A. (Sky Trust), Sky Insurance, Inc. (Sky Insurance), Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), and various other insignificant subsidiaries. All significant intercompany transactions and accounts have been eliminated in consolidation.

Securities

Sky Financial classifies its securities as held to maturity, trading or available for sale. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management or similar reasons, even if there is not a present intention to make such a sale. Equity securities that have a readily determinable fair value are also classified as available for sale. Securities classified as available for sale are carried at estimated fair value with unrealized appreciation or depreciation recorded, net of tax, in other comprehensive income. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Trading securities are acquired for sale in the near term and are carried at fair value, with unrealized holding gains and losses reflected in earnings. Sky Financial held no trading securities or securities classified as held to maturity during any period presented. Certain restricted equity securities, such as stock of the Federal Home Loan Bank of Cincinnati, are carried at cost. Amortization of premiums and accretion of discounts are recorded in interest income using the interest method over the period to maturity, which is sometimes estimated. Gains and losses on security sales are calculated using the specific identification method to determine the security’s cost. Purchases and sales of securities are recognized on a trade date basis.

Derivative Financial Instruments

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities. Sky Financial does not use derivative financial instruments for trading purposes. Interest rate swaps were entered into as cash flow and fair value hedges for the purpose of modifying the interest rate characteristics of certain borrowings. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional principal amount. Interest rate caps were entered into as cash flow hedges for purposes of modifying the interest rate characteristics of federal funds purchased.

Derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income, net of tax, and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Loans Held for Sale

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market. Additionally, certain other loans are periodically identified to be sold. These loans are classified as loans held for sale and carried at the lower of cost or estimated fair value. Fair value is determined on the basis of rates quoted in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loans. Such premium or discount is recognized at the date of sale. Fixed commitments may be used at the time loans are originated or identified for sale to mitigate interest rate risk. The fair value of fixed commitments to originate and sell loans held for sale was not material.

Mortgage Servicing Rights

The cost of mortgage loans sold or securitized is allocated between the mortgage servicing rights and the cost of the mortgage based on the relative fair values of each. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations.

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Management periodically evaluates mortgage servicing rights for impairment by stratifying the loans in the servicing portfolio primarily based on loan type, coupon rate and region. Impairment is measured by estimating the fair value of each stratum, taking into consideration the estimated level of prepayments based upon current industry expectations. An impairment allowance for a stratum is recorded when its fair value is less than its carrying value.

Interest and Fees on Loans

Interest income on loans is accrued over the term of the loans using the simple-interest method based on the amount of principal outstanding. The accrual of interest is discontinued on a loan when management believes that the collection of interest is doubtful. Payments on these loans are recorded as principal reductions. Loan origination and commitment fees and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan’s yield using the interest method. Sky Financial is amortizing these amounts over the contractual life of the related loans.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Changes in estimates are recorded currently through provision for credit losses. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit or recourse provisions under loan sales agreements or servicing agreements are classified within other liabilities.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.”

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. Many factors are considered when these grades are assigned to individual loans such as current and past delinquency, financial statements of the borrower, current net realizable value of collateral and the general economic environment and specific economic trends affecting the portfolio. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience and are reviewed for modification on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

Specific allowances are established for all loans that are considered special mention, substandard or doubtful in accordance with internal and regulatory guidelines where management has determined that, due to identified significant conditions, it is probable that a loss has been incurred that exceeds the general allowance loss factor for those loans.

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded in other assets at the lower of the loan balance or fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs related to the development and improvement of foreclosed assets are capitalized. Costs related to holding and maintaining the property are charged to expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. The useful lives range from three to ten years for equipment, furniture and fixtures and ten to forty years for buildings and improvements. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life. The adjusted cost of the specific assets sold or disposed of is used to compute gains or losses on disposal. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable.

Bank-Owned Life Insurance

Sky Financial has purchased life insurance polices on certain executives. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

Resell and Repurchase Agreements

Securities purchased under agreements to resell and securities sold under agreements to repurchase are generally treated as collateralized financing transactions and are recorded at the amounts at which the securities were acquired or sold plus accrued interest. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to Sky Financial as deemed appropriate.

Intangible Assets

Core deposit intangible assets are amortized over their estimated useful lives, which average 7 to 12 years. Prior to January 1, 2002, goodwill was amortized using the straight-line method over periods ranging from 15 to 25 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with a new accounting pronouncement. Goodwill is reviewed for impairment on an annual basis.

Merger, Integration and Restructuring Expense

Merger, integration and restructuring expenses primarily represent professional fees, severance and other personnel related costs, valuation adjustments for certain premises, equipment and other assets and integration costs related to mergers, acquisitions and corporate restructuring. (See Note 16.)

Income Taxes

Sky Financial utilizes an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is the sum of taxes currently payable and the change in deferred tax assets and liabilities, net of amounts recorded through acquisitions. Deferred income taxes are provided using the current tax rate for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Stock Dividends and Treasury Stock

Shares of Sky Financial stock may be acquired for reissuance in connection with stock option plans, for stock dividend declarations and for general corporate purposes. The treasury shares acquired are recorded at cost. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock, to the extent of available retained earnings. Any excess of fair value over available retained earnings is considered a return of capital and thus is transferred from paid-in capital.

Stock-Based Compensation

Employee compensation expense under stock option plans is reported under the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at grant date. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS No. 123 “Accounting for Stock Options.”

	2003	2002	2001
Net income as reported	$156,617	$127,807	$120,663
Deduct: total stock-based compensation expense determined under fair value based method for all awards, net of tax benefit	(2,403)	(2,629)	(2,192)

Pro forma net income	$154,214	$125,178	$118,471

Basic earnings per share as reported	$1.75	$1.53	$1.46
Pro forma basic earnings per share	$1.72	$1.50	$1.44

Diluted earnings per share as reported	$1.73	$1.52	$1.45
Pro forma diluted earnings per share	$1.71	$1.49	$1.43

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the grant date:

	2003	2002	2001
Risk-free interest rate	3.41%	5.15%	4.58%
Expected option life (years)	7.00	7.00	5.66
Expected stock price volatility	.24%	.28%	.25%
Dividend yield	3.50%	3.60%	4.27%

Statement of Cash Flows

Sky Financial considers cash on hand, deposits maintained with the Federal Reserve Bank and cash due from other banks, all of which are included in the caption “cash and due from banks,” as cash for purposes of the Statement of Cash Flows. Sky Financial reports net cash flows for federal funds sold and purchased, interest-bearing deposits with other financial institutions, client loan transactions, deposit transactions, repurchase agreements, and short-term borrowings.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale and adjustments related to cash flow hedges that are also recognized as separate components of equity.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” which requires additional disclosures about the assets, obligations, cash flows and net periodic benefit costs of defined benefit pension plans and defined benefit other post retirement plans. Sky Financial adopted this statement on December 31, 2003. See the disclosures in Note 17.

In May 2003, the FASB issued SFAS 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain freestanding financial instruments that have characteristics of both liabilities and equity. It requires that items such as mandatorily redeemable financial instruments, obligations to repurchase equity shares by transferring assets, and certain obligations to issue a variable number of shares as liabilities be classified as liabilities. The adoption of SFAS 150 on July 1, 2003 did not have a material impact on Sky Financial.

In April 2003, the FASB issued SFAS No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” for decisions made by the Derivatives Implementation Group, other FASB projects dealing with financial instruments and in connection with the application of the definition of a derivative. The adoption of this statement on June 30, 2003 did not have a material impact on Sky Financial.

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities, “ (FIN 46-R). FIN 46-R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Sky Financial, through fully consolidated wholly owned subsidiaries, sponsors five trust preferred security issuing vehicles. Sky Financial determined that these five trust preferred subsidiaries meet the definition of variable interest entities and that Sky Financial is not the primary beneficiary of these subsidiaries’ activities. Accordingly, with the adoption of FIN 46-R on December 31, 2003, Sky Financial deconsolidated the accounts of these trust preferred subsidiaries, resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust preferred securities obligations to the junior subordinated debenture obligations that exist between Sky Financial and the trust preferred subsidiaries. There was no material impact to the results of operations, capital or liquidity as a result of applying the provisions of FIN 46-R.

In December 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” In addition, FIN 45 requires, under certain circumstances, that a guarantor recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken when issuing the guarantee. FIN 45 requires a guarantor to make additional disclosures in its interim and annual financial statements regarding the guarantor’s obligations. In addition, Sky Financial adopted the disclosure requirements for the fiscal year ended December 31, 2002. The recognition requirements of FIN 45 were adopted prospectively on January 1, 2003 and did not have a material impact on Sky Financial.

In December 2002, the FASB issued SFAS No. 148. “Accounting for Stock-Based Compensation—Transition and Disclosure,” which amends SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 requires disclosure of the pro forma effects of using the fair value based method of accounting for stock-based compensation and requires that these disclosures be included in interim as well as annual financial statements. As permitted by SFAS No. 148, Sky Financial will continue to apply the provisions of APB Opinion No. 25, “Accounting for Stock-Based Compensation,” for all employee stock option grants and has elected to disclose pro forma net income and earnings per share amounts as if the fair-value based method had been applied in measuring compensation costs.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by US GAAP. Exit or disposal costs are measured at fair value and are subsequently adjusted for changes in estimated cash flows. The adoption of this statement on January 1, 2003 did not have a material impact on Sky Financial.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses financial accounting and reporting for legal obligations associated with the sale, abandonment, disposal, recycling or other than temporary removal from service of tangible long-lived assets. SFAS No. 143 requires an asset retirement obligation to be recognized at fair value when it is incurred, if a reasonable estimate of its fair value can be made at the time. Otherwise, the obligation should be recorded as soon as its fair value can be reasonably estimated. The adoption of this statement on January 1, 2003 did not have a material impact on Sky Financial.

Effective January 1, 2002, Sky Financial adopted SFAS No. 142 “Goodwill and Other Intangible Assets” and SFAS No. 147 “Acquisition of Certain Financial Institutions.” In accordance with these standards, Sky Financial reclassified intangible assets associated with certain branch acquisitions to goodwill and ceased amortizing goodwill as of the date of adoption. Identifiable intangible assets with finite useful lives continue to be amortized in accordance with Sky Financial’s accounting policies. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. See Note 6 for discussion of the impact of adopting these standards.

Reclassifications

Certain items in the prior year financial statements were reclassified to conform to the current-year presentation.

Note 2 Mergers, Acquisitions, Business Formations and Divestitures

Community Banking Acquisitions

On January 8, 2004, Sky Financial announced an agreement to acquire Second Bancorp Incorporated (Second Bancorp), a $2.1 billion bank holding company headquartered in Warren, Ohio, and its wholly-owned subsidiary Second National Bank. Under the terms of the agreement, shareholders of Second Bancorp will be entitled to receive 1.26 Sky Financial common shares in exchange for each Second Bancorp common share held. The exchange is expected to qualify as a tax-free transaction to the Second Bancorp shareholders. Following the merger, which is contingent upon the receipt of regulatory approvals, and is expected to close in the second quarter of 2004, Second National Bank will be merged with and into Sky Bank.

On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. (GLB), a $225 million bank holding company headquartered in Mentor, OH, and its wholly-owned subsidiary Great Lakes Bank, by acquiring all of the outstanding capital stock of GLB for an aggregate purchase price of $43,263 including direct acquisition costs of $191. GLB shareholders received 1,717 shares of Sky Financial common stock.

On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp (Metropolitan), a $1.5 billion savings and loan holding company headquartered in Highland Hills, Ohio, and its wholly-owned subsidiary, Metropolitan Bank and Trust Company, for a purchase price of $81,294, including direct acquisition costs of $673. Metropolitan shareholders received 2,887 shares of Sky Financial common stock and $25,327 in cash. The acquisitions of Second Bancorp, GLB and Metropolitan complement Sky Financial’s operations in northeastern Ohio by enhancing its presence in the Cleveland metropolitan area and other areas of northeastern Ohio.

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp (Three Rivers), a $1 billion bank holding company headquartered in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company, by acquiring all of the outstanding capital stock of Three Rivers for a total purchase price of $136,626, including direct acquisition costs of $780. Three Rivers shareholders received 4,857 shares of Sky Financial common stock and cash of $41,799. The acquisition complements Sky Financial’s operations in Western Pennsylvania by enhancing its presence in the Pittsburgh metropolitan area.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 2 Mergers, Acquisitions, Business Formations and Divestitures (continued)

The value of the common stock issued for each of the acquisitions was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisitions were agreed to and announced. The results of operations for the acquired institutions have been included in the consolidated financial statements since the date of acquisition. The following table presents the allocation of the purchase price, including direct acquisition costs, for the GLB, Metropolitan and Three Rivers acquisitions to assets acquired and liabilities assumed, based on their fair values:

	GLB	Metropolitan	Three Rivers
Cash	$11,188	$73,724	$34,460
Loans	161,657	960,957	592,284
Securities available for sale	42,839	188,347	362,348
Premises and equipment	2,818	11,446	12,625
Core deposit intangible assets	1,759	11,807	20,130
Goodwill	12,954	60,209	55,985
Other assets	1,098	84,722	13,092

Total assets acquired	234,313	1,391,212	1,090,924

Deposits	189,325	949,725	770,250
Debt	—	314,892	173,907
Other liabilities	1,725	45,301	10,141

Total liabilities acquired	191,050	1,309,918	954,298

Net assets acquired	$43,263	$81,294	$136,626

The core deposit intangible assets are being amortized over periods ranging from seven to eight years.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of GLB, Metropolitan and Three Rivers occurred as of January 1, 2001:

December 31,	2003	2002	2001
Net interest income	$439,623	$433,784	$402,590
Net income	151,890	119,449	122,469
Net income per share – Basic	1.65	1.32	1.36
Net income per share – Diluted	1.64	1.31	1.35

The pro forma information includes impairment charges related to Metropolitan’s fixed assets of $8.8 million ($6.1 million after-tax) and mortgage servicing rights of $4.9 million ($3.4 million after-tax) recognized in the second quarter of 2002.

Sky Financial recorded merger, integration and restructuring charges totaling $2,975 and $3,110 after tax during 2003 and 2002, respectively, related to the acquisitions. See Note 16 for additional discussion. The pro forma information presented is for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time, nor is it intended to be a projection.

Financial Service Affiliate Acquisitions

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, Inc. a professional liability, personal and commercial insurance agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $743 in cash.

On July 8, 2003, Sky Financial acquired Insurance Buyer’s Service Agency, Inc., a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164 shares of Sky Financial common stock. Insurance Buyers’ Service Agency, Inc. was subsequently merged into Sky Insurance.

In April 2002, Sky Financial acquired Value Added Benefits, Ltd., a wholesale insurance agency headquartered in Cleveland, Ohio, for $1,900.

In January 2002, Sky Financial completed the acquisition of Celaris Group, Inc., a full service insurance agency head-quartered in Bowling Green, Ohio. In connection with the acquisition, Sky Financial paid $1,000 in cash and issued 748 shares of Sky Financial common stock. Sky Financial recognized approximately $18.2 million in goodwill as a result of this acquisition. During the third quarter 2002, Value Added Benefits, Ltd. was merged into Celaris Group, Inc. In December 2002, Celaris Group, Inc. merged with Picton Cavanaugh, Inc. to form Sky Insurance, Inc.

Note 2 Mergers, Aquisitions, Business Formations and Divestitures (continued)

In September 2001, Sky Financial acquired Barney C. Guttman and Associates, Inc., an investment management and financial services firm for $0.6 million in cash.

Disclosure of pro forma results of the acquisitions of the financial service affiliates are immaterial to Sky Financial’s consolidated financial statements.

Entity	Location	Date	Total Assets	Cash Paid	Shares Issued
Great Lakes Bancorp	Mentor, OH	October 19, 2003	$0.2 billion	—	1.7 million
Metropolitan Financial Corp	Highland Hills, OH	April 30, 2003	1.5 billion	$25.3 million	2.9 million
Insurance Buyers Service Agency, Inc.	Boardman, OH	July 8, 2003	4.0 million	—	.2 million
Three Rivers Bancorp, Inc.	Monroeville, PA	October 1, 2002	1.1 billion	41.8 million	4.9 million
Value Added Benefits, Ltd.	Cleveland, OH	April 9, 2002	.1 million	1.9 million	—
Celaris Group, Inc.	Bowling Green, OH	January 30, 2002	18.5 million	1.0 million	.8 million
Barney C. Guttman & Associates, Inc.	Pittsburgh, PA	September 24, 2001	.6 million	.6 million	—

Branch Acquisitions

On October 27, 2001, Sky Bank completed the acquisition of ten branch offices of Standard Federal Bank, F.S.B., representing total deposits of approximately $289 million. The purchase premium of $21,257 includes a $4,534 core deposit intangible and $16,723 of other intangibles. In accordance with SFAS 147, the other intangible assets were reclassified to goodwill and amortization ceased effective January 1, 2002.

Business Divestitures

In March 2001, Sky Financial completed the sale of Sky Investments, Inc., its independent broker/dealer business. The sale resulted in a $0.6 million pre-tax gain.

Note 3 Securities Available for Sale

The estimated fair values and unrealized gains and losses of securities available for sale at year-end are as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
U.S. Treasury and U.S. government agencies and corporations	$326,158	$2,748	$(508)
Obligations of states and political subdivisions	22,337	164	(33)
Corporate and other securities	69,446	3,011	—
Mortgage-backed securities	1,955,606	15,090	(15,620)

Total debt securities available for sale	2,373,547	21,013	(16,161)
Marketable equity securities	45,862	6,337	(938)
FHLB, FRB & Banker’s Bank stock	91,960	—	—

Total securities available for sale	$2,511,369	$27,350	$(17,099)

2002
U.S. Treasury and U.S. government agencies and corporations	$466,564	$9,735	$—
Obligations of states and political subdivisions	15,242	205	(176)
Corporate and other securities	71,896	1,754	(1,319)
Mortgage-backed securities	1,584,861	37,956	(197)

Total debt securities available for sale	2,138,563	49,650	(1,692)
Marketable equity securities	40,905	4,884	(1,451)
FHLB, FRB & Banker’s Bank stock	67,713	—	—

Total securities available for sale	$2,247,181	$54,534	$(3,143)

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 3 Securities Available for Sale (continued)

Sky Financial evaluates its securities portfolio for impairment throughout the year. An impairment reserve is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment reserve is also recorded for investments in debt securities, unless the decrease in fair value is attributable to interest rates and management has the intent and ability to hold the debt security until maturity. The securities portfolio does not contain any investments that have been in a continuous unrealized loss position for greater than twelve months at December 31, 2003. The fair values of investments with an amortized cost in excess of their fair value at December 31, 2003 are as follows:

	Aggregate Fair Value	Aggregate Unrealized Losses
U.S. Treasury and U.S. government agencies and corporations	$62,889	$508
Obligations of states and political subdivisions	2,588	33
Mortgage-backed securities	892,230	15,620

Total debt securities available for sale	957,707	16,161
Marketable equity securities	23,544	938

Total securities available for sale	$981,251	$17,099

The estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown in the accompanying table. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$88,843
Due after one year through five years	163,205
Due after five years through ten years	534,892
Due after ten years	1,586,607

Total debt securities available for sale	$2,373,547

The gross realized gains and losses from the sales of securities are as follows:

	2003	2002	2001
Gross realized gains on sales	$4,746	$5,137	$5,156
Gross realized losses on sales	3,875	2,658	2,681

Securities pledged to secure public deposits and repurchase agreements totaled $1,782,480 and $1,701,295 at December 31, 2003 and 2002, respectively.

Note 4 Loans and Allowance for Credit Losses

The loan portfolio at year-end was as follows:

	2003	2002
Real estate loans:
Construction	$491,086	$410,955
Residential mortgage	2,045,317	1,614,048
Non-residential mortgage	2,896,116	2,290,053
Commercial, financial and agricultural loans	3,181,608	2,706,078
Installment and credit card loans	770,901	864,387

Total loans	$9,385,028	$7,885,521

Most of Sky Financial’s business activity is conducted through Sky Bank with clients in the respective local areas of the bank. These areas encompass parts of eastern Ohio, western Ohio, eastern Indiana, southeastern Michigan, western Pennsylvania and northern West Virginia. Sky Bank’s loan portfolio is diversified, consisting of commercial, residential, agribusiness, consumer and small business loans. In Sky Bank’s loan portfolio, no significant industry concentrations exist and amounts related to highly-leveraged transactions are not significant.

Sky Financial Solutions’ lending is conducted with clients throughout the United States. The SFS loan portfolio consists of commercial financing loans to healthcare professionals, primarily dentists. The SFS loan portfolio totaled $790,185 and $571,658 at December 31, 2003 and 2002, respectively.

Sky Financial evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s evaluation of the client. Collateral held relating to commercial, financial, agricultural and commercial mortgages varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Loans on which the accrual of interest has been discontinued totaled $82,578 and $70,058 at December 31, 2003 and 2002, respectively.

Note 4 Loans and Allowance for Credit Losses (continued)

In the normal course of business, Sky Financial has made loans to certain directors, executive officers and their associates. Loan activity relating to these individuals for 2003 is as follows:

Aggregate balance - December 31, 2002	$29,641
New loans	37,126
Repayments	(34,794)
Other changes	(6,563)

Aggregate balance - December 31, 2003	$25,410

Activity in the allowance for credit losses was as follows:

	2003	2002	2001
Balance at beginning of year	$121,372	$103,523	$93,261
Provision for credit losses	42,712	43,577	34,635
Loans charged-off	(45,911)	(39,454)	(31,219)
Recoveries	9,517	6,844	6,846
Allowance of acquired institutions	17,059	6,882	—

Balance at end of year	$144,749	$121,372	$103,523

Information regarding impaired loans is as follows:

For The Years Ended December 31,	2003	2002	2001
Year-end impaired loans with no allowance for credit losses allocated	$—	$—	$—
Year-end impaired loans with allowance for credit losses allocated	63,028	53,041	18,032
Year-end allowance for credit losses allocated to impaired loans	16,014	12,584	5,176
Average investment in impaired loans during the year	71,183	45,198	17,519
Cash-basis interest income recognized during the year	4,936	2,360	951

Note 5 Premises and Equipment

Premises and equipment as of year end are summarized as follows:

	2003	2002
Land, buildings and improvements	$170,489	$140,156
Equipment, furniture and fixtures	146,899	131,676
Construction in process	4,231	4,413

Total premises and equipment	321,619	276,245
Less accumulated depreciation and amortization	(167,377)	(142,889)

Premises and equipment, net	$154,242	$133,356

Included in premises and equipment are buildings, land and land improvements that secure capitalized leases with a cost of $3,690 and $2,989, less accumulated amortization and depreciation of $3,160 and $2,208 at December 31, 2003 and 2002, respectively. Rental payments for land and buildings are treated as operating lease expense. Total rent expense amounted to $8,230 in 2003, $5,642 in 2002 and $3,530 in 2001.

Note 6 Goodwill and Intangible Assets

Net goodwill activity by segment was as follows:

	Community Banking	Financial Services Affiliates	Total
Balance at January 1, 2002	$23,134	$10,778	$33,912
Acquired goodwill	55,985	18,879	74,864

Balance at December 31, 2002	79,119	29,657	108,776
Acquired goodwill	73,095	3,988	77,083

Balance at December 31, 2003	$152,214	$33,645	$185,859

In addition to goodwill recognized from the acquisitions of GLB, Metropolitan and Three Rivers, goodwill was decreased $68 during the first quarter of 2003.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 6 Goodwill and Intangible Assets (continued)

Effective January 1, 2002, Sky Financial adopted new accounting guidance changing post-acquisition accounting for goodwill and certain intangible assets. In accordance with this guidance, goodwill is not amortized but is reviewed annually for impairment. Sky Financial completed the annual impairment test required by the new guidance during the second quarter of 2003 and determined that goodwill is not impaired. The following table presents a reconciliation between originally reported net income adjusted for the effect of the new accounting pronouncement:

	2003	2002	2001
Reported net income	$156,617	$127,807	$120,663
Effect of goodwill amortization expense (net of tax)	—	—	1,877

Net income adjusted	$156,617	$127,807	$122,540

	2003		2002		2001
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Reported net income	$1.75	$1.73	$1.53	$1.52	$1.46	$1.45
Goodwill amortization	—	—	—	—	.02	.02

Adjusted net income	$1.75	$1.73	$1.53	$1.52	$1.48	$1.47

Other intangible assets at December 31, 2003 and 2002 were $51,155 and $43,903, respectively, net of accumulated amortization of $10,862 and $3,966, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with Sky Financial’s policy. Amortization expense related to the intangible assets was $6,896, $4,033 and $3,020 during 2003, 2002 and 2001, respectively. Included in goodwill amortization for 2001 is $230 ($150 after tax) related to goodwill amortization of branch acquisitions. For the years ending December 31, 2004 through 2008, estimated future amortization expense will be approximately $7,700 per year.

Note 7 Interest-Bearing Deposits

Total interest-bearing deposits as presented on the balance sheet are comprised of the following classifications at year-end:

	2003	2002
Interest-bearing demand	$224,464	$132,272
Savings	3,445,664	2,816,863
Time
In denominations under $100,000	2,502,766	2,533,802
In denominations of $100,000 or more	1,109,367	1,135,466

Total interest-bearing deposits	$7,282,261	$6,618,403

At December 31, 2003, the scheduled maturities of time deposits are as follows:

2004	$2,088,122
2005	479,368
2006	517,556
2007	361,107
2008	123,621
Thereafter	42,359

$3,612,133

Note 8 Securities Sold Under Repurchase Agreements and Federal Funds Purchased

Sky Financial has retail repurchase agreements with clients within its local market areas, as well as federal funds purchased from other banks. These borrowings are collateralized with securities owned by Sky Bank and held in its safekeeping accounts at independent correspondent banks.

Sky Financial also has repurchase agreements with brokerage firms that are in possession of the underlying securities. The securities are returned to Sky Financial at the maturity of the agreements.

The following table summarizes certain information relative to these borrowings:

	2003	2002
Outstanding at year-end	$994,896	$795,125
Weighted average interest rate at year-end	2.05%	2.24%
Maximum amount outstanding as of any month-end	$996,376	$890,920
Average amount outstanding	849,464	732,230
Approximate weighted average interest rate during the year	2.17%	2.65%

Note 8 Securities Sold Under Repurchase Agreements and Federal Funds Purchased (continued)

Included in the above as of December 31, 2003, are repurchase agreements in excess of one year as summarized below:

		Weighted Average Life in Years Based on Stated Maturity	Weighted Average Life in Years Based on Call Dates
Stated maturity in 2006	$45,000	2.1	1.4
Stated maturity in 2007	44,767	3.8	0.5
Stated maturity in 2008	139,000	4.5	0.1
Stated maturity in 2011	30,000	7.1	0.1

Total repurchase agreements in excess of one year	$258,767	4.3	0.4

The weighted average rate on repurchase agreements in excess of one year was 5.37% at December 31, 2003 and 5.38% at December 31, 2002.

At December 31, 2002, repurchase agreements in excess of one year were $214,000 with a weighted average life based on stated maturity of 5.4 years and a weighted average life based on call dates of 0.3 years.

Note 9 Debt and Federal Home Loan Bank Advances

Sky Financial’s debt and Federal Home Loan Bank (“FHLB”) advances are comprised of the following at year-end:

	2003	2002
Borrowings under bank lines of credit	$62,695	$59,149
Borrowings under FHLB lines of credit at weighted interest rate of 3.65% for 2003	1,084,133	773,378
Asset-backed notes
2001-A, Class A-1, due December 2011 at 6.425%	11,395	26,547
2001-A, Class A-2, due December 2011 at 6.95%	45,000	45,000
2001-B, Class A-1, due July 2012 at 5.55%	27,287	43,036
2001-B, Class A-2, due July 2012 at 6.39%	49,760	49,760
2001-C, Class A-1, due January 2013 at 4.555%	19,296	28,568
2001-C, Class A-2, due January 2013 at 5.925%	72,000	72,000
2002-A, Class A-1, due July 2018 at 5.398%	54,277	59,160
2002-A, Class A-2, due July 2018 at 6.705%	90,000	90,000
2002-B, Class A-1, due November 2012 at 2.682% (variable)	118,263	119,629
2003-A, Class A-1, due June 2013 at 4.00%	135,011	—
2003-B, Class A-1, due November 2007 at 3.454%	55,000	—
2003-B Class A-2, due November 2013 at 5.151%	65,655	—
2003-B, Class B, due November 2013 at 6.226%	5,548	—
Subordinated note at 7.08%, due January 2008	50,000	50,000
Subordinated note at 6.125%, due October 2012	65,000	65,000
Subordinated note at 5.35%, due April 2013	50,000	—
Junior subordinated debentures owed to unconsolidated subsidiary trusts	164,806	—
Obligated mandatorily redeemable capital securities of subsidiary trusts	—	116,492
Capital lease obligations	1,117	1,526
Other items	509	1,505

Total	$2,226,752	$1,600,750

Lines of Credit

Sky Financial maintains a credit facility with a group of financial institutions in the form of a short-term line of credit. This line of credit is subject to renewal on an annual basis. The commitment on the line was $120,000 in 2003 and 2002. Interest on advances taken on the facility is accrued at either the lead financial institution’s prime rate, a formula based on the London Interbank Offering Rate (LIBOR), or a formula based on the federal funds rate. Sky Financial may elect the interest rate method to be applied to amounts outstanding in $100 increments. The agreement provides for a quarterly fee of .125% on the commitment amount of the credit facility. The agreement contains covenants that require Sky Financial, among other things, to maintain a minimum tangible net worth of $700,000 as defined by the agreement, minimum specified capital ratios and acceptable levels of asset quality. The average amount outstanding in 2003 was $67,000, with an average cost of 1.90%, compared to $75,841, with an average cost of 1.51% in 2002.

Conduit Warehouse Facility

On August 9, 2003, Sky Financial, through one of its affiliates, entered into a conduit warehousing facility to provide interim funding for certain commercial loans until term funding is obtained through the issuance of asset-backed notes. Under this facility, an unrelated financial institution is providing up to $125,000 through a commitment period ending August 9, 2006.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Depending on how the lender funds the facility, interest on a particular advance is accrued based on a rate equal to either the lender’s commercial paper borrowing rate or the sum of 1.75% and the average of LIBOR, as adjusted. In addition to interest, annual fees associated with the facility include 0.75% of the outstanding advances plus 0.25% of the unused principal amount of the facility. Interest rate swaps are entered into during the warehousing period to fix the effective interest rate of debt used to fund the commercial loans. These swaps are accounted for as cash flow hedges. There are no amounts outstanding, including related interest rate swaps, under this borrowing facility at December 31, 2003 and 2002.

Associated with the conduit warehousing facility, Sky Financial entered into a standby letter of credit with a financial institution in the amount of $11,250 with an expiration of August 15, 2004. The agreement contains covenants that require Sky Financial, among other things, to maintain minimum tangible net worth, defined as shareholders’ equity less total intangibles, of $450,000 and a positive net income during each fiscal year.

FHLB Advances

FHLB advances are collateralized by all shares of FHLB stock owned by the subsidiary bank and by 100% of the subsidiary bank’s qualified residential mortgage loans. Based on the carrying amount of FHLB stock owned by the subsidiary bank, total FHLB advances are limited to approximately $1,151,965, subject to the availability of qualified residential mortgage loans for pledging.

Asset Backed Notes

Sky Financial, through one of its affiliates, issued $261,203 of fixed-interest asset-backed notes in 2003 and issued $150,000 of fixed-interest-rate asset-backed notes and $119,629 of variable-rate asset-backed notes in 2002 to provide term funding for the commercial loans.

Subordinated Notes

During March 2003, Sky Financial sold $50,000 in subordinated note arrangements in a private transaction pursuant to an applicable exemption from registration under the Securities Act of 1933. Sky Financial used these proceeds to pay Metropolitan’s shareholders who elected to receive cash as merger consideration in exchange for their common shares (see Note 2). The remaining proceeds were used to pay down $13,960 of Metropolitan subordinated debt and other working capital purposes.

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

On January 16, 1998, Mid Am, Inc., a merged affiliate, issued $50,000 of 7.08% subordinated debt in a private placement transaction. The subordinated debt matures in 2008. For regulatory capital purposes, the subordinated debt is considered Tier II capital.

Junior Subordinated Debentures/Obligated Mandatorily Redeemable Capital Securities

Beginning in 1997, Sky Financial has issued obligated mandatorily redeemable capital securities through fully consolidated subsidiaries. The trust preferred entities were formed for the purpose of issuing capital securities to third parties and investing the proceeds from the sale of such securities solely in junior subordinated debentures of Sky Financial. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annual or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.

The amounts of these capital securities represent the par value adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. See Notes 1 and 10 for further discussion on derivative instruments. The borrowings are redeemable after a certain date at their stated face values or at a premium if redemption occurs before that date.

On September 25, 2003, Sky Financial issued $10,000 in obligated mandatorily redeemable capital securities of subsidiary trusts. On October 14, 2003, Sky Financial received an additional $20,000 under the same issuance. The interest rate on the issuance is based on LIBOR plus 2.95%. The debt is redeemable beginning in October 2003 at 104.40% of its principal amount, with the redemption price decreasing every year thereafter until 2008, at which time it is redeemable at par. During October 2003, the proceeds of this issuance were used to call and settle $27,750 of obligated redeemable capital securities and related interest.

During the fourth quarter of 2003, Sky Financial deconsolidated the accounts of these trust preferred entities in accordance with FASB Interpretation No. 46 (revised 2003). The deconsolidation of the net assets increased Sky Financial’s consolidated debt obligation by $5,076, the difference representing Sky Financials’s common ownership in the trusts. The deconsolidation has no impact on Sky Financial’s liquidity position because it continues to be obligated to repay the debentures held by the trust preferred entities and guarantees repayment of the capital securities issued by the trusts.

The capital securities held by the trusts qualify as Tier I capital for Sky Financial under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board is currently evaluating whether the capital securities continue to qualify as Tier I capital due to the deconsolidation of the related trust preferred entities. If the Federal Reserve Board disqualifies the capital securities as Tier I capital, the effect of such a change could have a material impact on Sky Financial’s regulatory capital ratios.

The following table summarizes the issuance date, par value, interest rate, redemption price, redemption date and hedged average rate for the mandatorily redeemable capital securities at December 31, 2003:

	Issuance Date	Par Value	Interest Rate	Redemption Price	Redemption Date	Hedged Average Rate
Sky Financial Capital Trust II	September 25, 2003	$30,000	Variable	Various	October 8, 2003	N/A
Sky Financial Capital Trust I	March 31, 2000	$60,000	9.340%	104.67%	May 1, 2010	4.91%
Metropolitan Capital Trust II	May 14, 1999	$16,000	9.50%	100.00%	June 30, 2004	N/A
Mid Am Capital Trust I	June 30, 1997	$23,600	10.200%	105.10%	June 1, 2007	5.67%
First Western Capital Trust I	February 11, 1997	$25,000	9.875%	104.94%	February 1, 2007	4.96%

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Consolidated debt obligations related to the trust preferred entities follows:

	2003	2002
Interest at 9.875%, due February 2027	$27,765	—
Interest at 10.20%, due June 2027	24,491	—
Interest at 9.34%, due May 2030	64,955	—
Interest at 9.50%, due June 2029	16,667	—
Interest at 4.09% (variable), due October 2030	30,928	—

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	164,806	—

Interest at 9.875%, due February 2027	—	$27,901
Interest at 10.20%, due June 2027	—	24,437
Interest at 9.34%, due May 2030	—	64,154

Total obligated mandatorily redeemable capital securities of subsidiary trusts	—	116,492

Total consolidated debt obligations related to subsidiary trusts	$164,806	$116,492

Other

Sky Financial maintained letters of credit from two third-party financial institutions supporting a credit enhancement for loans sold by SFS. Availability under these letters of credit totaled $16,500.

At December 31, 2003, required annual principal payments on debt and FHLB advances are presented in the following table. Because repayment of the asset-backed notes is based the cash flows of loans that will likely pay off before their contractual maturity, the expected maturity of the asset-backed notes is less than contractual maturity.

2004	$824,250
2005	269,849
2006	120,998
2007	130,935
2008	232,646
Thereafter	648,074

$2,226,752

Note 10 Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities. Sky Financial uses derivative instruments, primarily interest rate swaps, to manage interest rate risk on certain assets by hedging the fair value of certain fixed-rate debt, which converts the debt to variable rates, and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

Fair Value Hedges – Interest Rate Swaps

Sky Financial has entered into interest rate swap arrangements to exchange the fixed rate of borrowings on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts for variable rate payments based on LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the junior subordinated agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the subordinated debentures includes the change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the junior subordinated debentures and, as a result, the changes in fair value do not result in an impact on net income.

Cash Flow Hedges – Interest Rate Swaps

During 2002, Sky Financial entered into various amortizing interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The interest rate swaps are designed to convert the variable interest rate to fixed rate on the 2002-B, Class A-1 asset backed notes due November 2012 and $40,000 FHLB borrowings. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax. Net derivative losses of $3,489 in 2003, $3,155 in 2002, and $775 in 2001 were reclassified from other comprehensive income to interest expense. These deferred losses are amortized to interest expense over the period of the hedged borrowings. Approximately $2,565 of net derivative losses included in accumulated other comprehensive income at December 31, 2003 will be reclassified into interest expense in 2004.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $219 in 2003 and $73 in 2002.

No deferred gains or losses in accumulated other comprehensive income at December 31, 2003 are expected to be reclassified to earnings in 2004.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 10 Derivative Instruments and Hedging Activities

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2003 and 2002:

	Notional Amount	Fair Value	Fixed Rate	Variable Rate	Maturity Years
At December 31, 2003
Interest rate swaps
Fair value hedges	$108,600	$5,129	9.65%	4.93%	25.02
Cash flow hedges	158,263	(4,045)	4.42	1.33	8.74
Interest rate caps	48,600	728			5.00

At December 31, 2002
Interest rate swaps
Fair value hedges	$108,600	$7,891	9.65%	5.09%	26.02
Cash flow hedges	121,429	(91)	3.78	1.38	12.00
Interest rate caps	48,600	780			6.00

Note 11 Income Taxes

Income taxes consisted of the following:

	2003	2002	2001
Current
Federal	$62,139	$65,574	$54,770
State and local	129	196	92

	62,268	65,770	54,862

Deferred
Federal	16,115	(2,389)	4,472
State and local	72	(13)	(15)

	16,187	(2,402)	4,457

Total provision for income taxes	$78,455	$63,368	$59,319

The sources of gross deferred tax assets and liabilities were as follows at December 31:

	2003	2002	2001
Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$50,634	$41,969	$35,108
Intangible assets	6,974	8,166	8,797
Deferred compensation	9,110	8,140	7,633
Interest on non-accrual loans	1,493	588	—
Cash flow hedge	4,100	2,862	3,126
Merger, integration and restructuring expense	649	1,867	352
Other	6,681	3,522	5,015

	79,641	67,114	60,031

Items giving rise to deferred tax liabilities:
Depreciation	(1,975)	(366)	(246)
FHLB stock dividends	(9,757)	(7,606)	(6,522)
Mortgage servicing rights	(9,868)	(5,960)	(5,955)
Unrealized gain on securities available for sale	(4,349)	(17,986)	(6,121)
Net deferred loan fees and cost	(6,714)	(5,195)	(3,225)
Purchase accounting adjustments	(1,884)	(4,541)	—
Other	(240)	(796)	(1,020)

	(34,787)	(42,450)	(23,089)

Net deferred tax asset	$44,854	$24,664	$36,942

Note 11 Income Taxes (continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 35% to income before taxes. The reasons for this difference are as follows:

	2003		2002		2001
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax expense based upon the federal statutory rate on income before income taxes	$82,275	35.0%	$66,911	35.0%	$62,994	35.0%
Bank-owned life insurance earnings	(2,147)	(0.9)	(1,912)	(1.0)	(1,849)	(1.0)
Tax exempt income	(1,587)	(0.7)	(1,691)	(0.9)	(1,778)	(1.0)
Other, net	(86)	0.0	60	0.0	(48)	0.0

	$78,455	33.4%	$63,368	33.1%	$59,319	33.0%

Tax expense attributable to securities gains and losses totaled $305, $868 and $866 in 2003, 2002 and 2001, respectively.

Note 12 Other Comprehensive Income

Other comprehensive income consisted of the following:

	2003	2002	2001
Other comprehensive income
Securities available for sale:
Unrealized gains (losses) arising during period	$(40,269)	$36,382	$25,871
Reclassification adjustment for gains included in income	(871)	(2,479)	(2,475)
Cash flow hedge derivatives:
Adoption of SFAS No. 133	—	—	(1,231)
Change in fair value on cash flow hedge derivatives	(4,857)	(2,402)	(8,474)
Amounts reclassified to interest expense	3,489	3,155	775

Total	(42,508)	34,656	14,466
Tax effect	14,878	(12,130)	(5,063)

Total other comprehensive income (loss)	$(27,630)	$22,526	$9,403

Accumulated other comprehensive income consisted of the following:

	Securities Available for Sale	Unrealized Gains (Losses) on Interest Rate Swaps		Accumulated Other Comprehensive Income
December 31, 2000	$(3,841)	$		$(3,841)
Other comprehensive income (loss)
Pre-tax cumulative effect of accounting change – SFAS 133	—		(1,231)	(1,231)
Pre-tax	23,396		(7,699)	15,697
Tax effect	(8,189)		3,126	(5,063)

Total	15,207		(5,804)	9,403

December 31, 2001	$11,366		$(5,804)	$5,562
Other comprehensive income (loss)
Pre-tax	33,903		753	34,656
Tax effect	(11,866)		(264)	(12,130)

Total	22,037		489	22,526

December 31, 2002	$33,403		$(5,315)	$28,088
Other comprehensive income (loss)
Pre-tax	(41,140)		(1,368)	(42,508)
Tax effect	14,399		479	14,878

Total	(26,741)		(889)	(27,630)

December 31, 2003	$6,662		$(6,204)	$458

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 13 Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options.

Basic and diluted earnings per share computations were as follows:

	2003	2002	2001
Numerator
Net income (basic and diluted)	$156,617	$127,807	$120,663

Denominator
Weighted-average common shares outstanding (basic)	89,630	83,439	82,449
Dilutive effect of stock options	774	657	579

Weighted-average common shares outstanding (diluted)	90,404	84,096	83,028

Earnings Per Common Share
Basic	$1.75	$1.53	$1.46
Diluted	1.73	1.52	1.45

Weighted shares under option of 856 in 2003, 2,113 in 2002, and 1,780 in 2001 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 14 Fair Values of Financial Instruments

The following table shows carrying values and the related estimated fair values of financial instruments at year end. Items that are not financial instruments are not included.

	2003		2002
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial Assets:
Cash and due from banks	$264,778	$264,778	$253,172	$253,172
Interest-bearing deposits with other financial institutions	100,475	100,475	61,345	61,345
Federal funds sold	—	—	11,100	11,100
Securities available for sale	2,511,369	2,511,369	2,247,181	2,247,181
Loans held for sale and loans, net of the allowance for credit losses	9,261,370	9,289,552	7,833,482	7,924,599
Accrued interest receivable	52,252	52,252	78,964	78,964

Financial Liabilities:
Deposits	(8,514,852)	(8,578,311)	(7,615,420)	(7,593,855)
Securities sold under repurchase agreements and federal funds purchased	(994,896)	(1,021,676)	(795,125)	(824,458)
Debt, FHLB advances and trust preferred securities	(2,225,635)	(2,295,177)	(1,599,224)	(1,675,405)
Accrued interest payable	(25,891)	(25,891)	(25,925)	(25,925)

Derivative Financial Instruments:
Interest rate swaps	1,084	1,084	7,982	7,982
Interest rate caps	728	728	780	780

Note 14 Fair Values of Financial Instruments (continued)

For purposes of the above disclosures of estimated fair value, the following assumptions were used: the carrying values for cash and due from banks, federal funds sold, interest-bearing deposits in other financial institutions and accrued interest were considered to approximate fair value; the estimated fair value for securities was based on quoted market values for the individual securities or for equivalent securities; carrying value is considered to approximate fair value for loans that contractually reprice at intervals of less than six months; the estimated fair value for other loans was based on estimates of the rate Sky Financial would charge for similar loans at December 31, 2003 and 2002, applied over estimated payment periods; the estimated fair value for demand and savings deposits was based on their carrying value; the estimated fair value for certificates of deposit and borrowings was based on estimates of the rate Sky Financial would pay on such obligations at December 31, 2003 and 2002, applied for the time period until maturity. The fair value of interest rate swaps and caps represents the estimated amount the company would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. The capital lease obligations of $1,117 and $1,526 at December 31, 2003 and 2002 are not included in the fair value disclosures. The estimated fair value of commitments were not material.

While these estimates of fair values are based on management’s judgment of appropriate factors, there is no assurance that, if Sky Financial had disposed of such items at December 31, 2003 or 2002, the estimated fair values would necessarily have been achieved at that date, because market values may differ depending on various circumstances. The estimated fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities of Sky Financial that are not defined as financial instruments were excluded from the above disclosures, such as mortgage servicing rights and life insurance contracts. In addition, non-financial instruments typically not recognized in financial statements (but which may have value) were not included in the above disclosures. These include, among other items, the estimated earning power of core deposit accounts, the value of a trained work force, client goodwill and similar items.

Note 15 Other Income and Other Operating Expense

The following is a summary of other income and other operating expense:

	2003	2002	2001
Other Income
International department fees	$1,685	$1,544	$1,766
Transaction fees	10,506	7,666	7,139
Merchant income	4,572	3,559	3,351
Income from bank-owned life insurance	6,484	5,817	5,435
Other	14,159	15,364	11,769

Total other income	$37,406	$33,950	$29,460

Other Operating Expense
Brokerage commissions	$220	$208	$2,107
State franchise taxes	8,836	3,411	7,067
Printing and supplies	6,000	5,020	5,004
Legal and other professional fees	8,855	7,855	8,127
Telephone	6,798	6,278	5,648
Loan costs	7,921	5,743	4,390
Marketing	10,367	7,755	7,155
Other	39,053	34,205	30,599

Total other operating expense	$88,050	$70,475	$70,097

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 16 Merger, Integration and Restructuring Expenses

In 2003, Sky Financial recorded merger, integration and restructuring charges totaling $4,577 ($2,975 after tax or $.03 per diluted share). Merger, integration and restructuring charges of $1,091 ($710 after tax or $.01 per diluted share) relate to the acquisition of GLB. Included are data processing costs of $704, severance and other related employee costs of $287, and marketing and communication expenses of $100. The remaining $3,486 ($2,265 after tax or $.02 per diluted share) of costs are related to the Metropolitan acquisition. These charges consist of severance and other related employee costs of $1,930, data processing conversion expense of $476, marketing and communication expenses of $795 and other miscellaneous expenses of $285. During 2003, $4,385 of these charges were paid, with the remaining charges to be settled in 2004.

During 2003, a total of 206 positions were eliminated as part of acquisitions, which involved 28 positions from GLB and 178 positions from Metropolitan Bank. Of this total, 44 accepted transfers to other positions, which consisted of 13 from GLB and 31 from Metropolitan Bank. Additionally, 22 from Metropolitan accepted outside employment and 15 from GLB and 125 from Metropolitan were involuntarily terminated with severance.

In 2002, Sky Financial recorded merger, integration and restructuring charges totaling $10,437 ($6,784 after tax or $.08 per diluted share), which consisted of $4,784 ($3,110 after tax or $.04 per diluted share) related to the acquisition of Three Rivers Bancorp and $5,653 ($3,674 after tax or $.04 per diluted share) related to Sky Financial’s implementation of a new technology platform company-wide. Pre-tax merger, integration and restructuring costs incurred during 2002 for the Three Rivers acquisition included severance and other related employee costs of $2,005, conversion outsourcing costs of $405, transaction costs of $233, lease termination costs of $203, marketing and communication expenses of $150 and other merger and integration-related costs of $1,788. Through 2003, approximately $7,674 of these charges were paid, with the remaining charges to be settled during 2004.

Pre-tax merger, integration and restructuring costs incurred during 2002 for Sky Financial’s new technology platform implementation included severance and other related employee costs of $1,663, valuation adjustments of property, equipment and other assets of $851, marketing and communication expenses of $500, lease termination costs of $676 and other merger and integration-related costs of $1,963. All costs were paid during 2002.

During 2002, 169 positions were eliminated as part of the integration of Three Rivers Bancorp and the new technology platform and processes implementation. Of this total, 18 accepted transfers to other positions, 13 accepted outside employment and 138 were involuntarily terminated with severance.

In 2001, Sky Financial recorded merger, integration and restructuring charges totaling $750 ($487 after tax or $.01 per diluted share) associated with the acquisition of $289 million in deposits and ten locations from Standard Federal Bank in October 2001. Included in the pre-tax total is impairment of property, equipment and other assets of $434, marketing and communication expenses of $174 and other merger and integration-related costs of $142. The transaction and integration of the branches were completed in 2001. Also during 2001, Sky Financial incurred severance and other related employee costs of $49 ($32 after-tax) associated with the reorganization of Sky Financial’s financial service affiliates.

The following is a summary of activity in the merger, integration and restructuring liability for 2003 and 2002:

	2003	2002
Beginning balance	$5,781	$4,208
Accruals	4,577	10,437
Cash payments	(7,835)	(8,864)

Ending balance	$2,523	$5,781

Note 17 Employee Benefits

Sky Financial maintains two plans, Employee Stock Ownership and Savings Plan and Employee Stock Ownership Pension Plan as its primary ongoing retirement plans, as well as a supplemental retirement plan for certain individuals.

Employee Stock Ownership and Savings Plan

The plan provides for contributions by Sky Financial as determined on a year-by-year basis. These contributions were 5%, 6% and 6% of eligible employee compensation in 2003, 2002 and 2001, respectively. Under the 401(k) portion of the Plan, employees may contribute a percentage of their eligible compensation with a company match of such contributions up to a maximum match of 4%. Employees may contribute to this plan upon employment. Employer matching contributions commence after the employees have completed twelve months of service. Expenses related to this plan were $5,232, $5,669 and $6,510 in 2003, 2002 and 2001.

During 2000, ESOP plans of merged affiliates with remaining loan obligations of $123 and $300 as of December 31, 2001 and 2000, respectively, were consolidated into the Sky Financial plan. Unallocated shares totaled 12,526 as of December 31, 2001. During 2002, the remaining loan obligation of merged plans was paid off resulting in the release of all unallocated shares.

Employee Stock Ownership Pension Plan

Sky Financial also sponsors an Employee Stock Ownership Pension Plan that provides for an annual employer contribution equal to 3% of eligible employees’ annual compensation. Expenses related to this plan were $3,139, $2,834 and $2,239 in 2003, 2002 and 2001, respectively.

Total shares of Sky Financial common stock held by the Employee Stock Ownership and Savings Plan and the Employee Stock Ownership Pension Plan as of December 31, 2003 were 3,042.

Supplemental Retirement Plan

This plan replaces retirement benefits eliminated under Sky Financial’s qualified retirement plans because of eligible compensation limitations under current tax law. Sky Financial’s contribution under the plan is determined by multiplying the excess of employees’ eligible compensation over the established limitation by the contribution level established by the Board of Directors for Sky Financial’s qualified plans. The contribution rates were 12% in 2003, 2002 and 2001, respectively. Expenses related to this plan were $266, $248 and $308 in 2003, 2002 and 2001.

Note 17 Employee Benefits (continued)

Frozen Pension Plan

In connection with Sky Financial’s acquisition of Three Rivers, Sky Financial sponsors a funded, defined benefit pension plan for eligible employees who are 21 years of age with one or more years of service. Benefits paid to retirees are based on age at retirement, years of credited service and average compensation. The plan was frozen during the fourth quarter of 2002. Because this was contemplated in the Three Rivers acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial does not expect to make any contributions to the plan in 2004. The following table sets forth the benefit obligation, fair value of plan assets, and the funded status of Sky Financial’s plan; amounts recognized in Sky Financial’s financial statements; and the principal weighted average assumptions used at December 31, 2003 and 2002:

	2003	2002
Change in Benefit Obligation
Benefit obligation at beginning of period	$5,785	$5,580
Service cost	0	139
Interest cost	382	95
Actuarial (gain)/loss	1,008	0
Benefits paid	(2,148)	(29)

Benefit obligation at end of period	$5,027	$5,785

Change in Plan Assets
Fair value of plan assets at beginning of period	$5,940	$5,643
Actual return on plan assets, net of expenses	802	326
Benefits paid	(2,148)	(29)
Employer contributions	769

Fair value of plan assets at end of period	$5,363	$5,940

Funded Status	$336	$155
Unrecognized actuarial (gain)/loss	414	(217)

Net amount recognized	$750	$(62)

Amounts Recognized in the Statement of Financial Position
Prepaid benefit cost	$750	$—
Accrued benefit liability	—	(62)

Net amount recognized	$750	$(62)

Components of Net Periodic Benefit Cost
Service cost	$—	$139
Interest cost	382	95
Expected return on plan assets	(426)	(109)

Total	$(44)	$125

Weighted-average assumptions at December 31
Discount rate	6.25%	6.75%
Expected return on assets	8.00	8.00

The expected long-term rate of return on the plan’s assets reflects the average rate of earnings expected on the funds invested to provide for plan benefits. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plan in determining the rate.

The Plan’s asset allocations at December 31, 2003 by asset category are as follows:

Equity securities	40%
Debt securities	60

Total	100%

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 17 Employee Benefits (continued)

Management’s investment allocation is managed to provide an acceptable level of return to fund future benefit payments as well as provide liquidity to pay current benefits while minimizing the overall market risk to the plan.

Management believes that its current investment allocation meets these goals and does not anticipate significant changes to the investment allocation in the near future. Management has provided the external investment managers with general guidelines for them to make decisions regarding the nature and timing of investment decisions. The investment policy does not allow for significant changes in previously approved investments or in the use of derivatives in the investment strategy.

Other Plans of Merged Affiliates

Sky currently sponsors two 401(k) plans as a result of its acquisition of Metropolitan and GLB. These plans will be merged into Sky’s ESOP plan during 2004.

Sky Financial, as part of its overall employee benefits design, settles plans of merged affiliates through consolidation into existing plans or termination of the plan. In 2002, Sky merged the Citizens Employee Stock Ownership Plan into Sky’s ESOP plan.

In 2001, Sky Financial completed the settlement of the Citizens and Century defined contribution profit sharing plans. Sky Financial also completed the settlement of the Citizens Defined Benefit Plan recording a gain of $855 from the reversion of excess plan assets. A portion of the excess funding was used to make direct contributions to existing plans.

Sky Financial pays health insurance premiums for certain employees after retirement. Sky Financial accrued the costs of retirees’ health and other post-retirement benefits during the working career of active employees. The expense and liability under this plan are not material in any period presented.

Note 18 Stock Options

Options to purchase Sky Financial’s stock have been granted to directors, officers and employees under various stock option plans. The Sky Financial Group, Inc. 1998 Stock Option Plan for Employees and the Amended and Restated Sky Financial Group, Inc. 1998 Stock Option Plan for Directors were approved by Sky Financial’s shareholders in 1998. Under these plans, options may be granted to purchase a maximum of 6.5 million common shares, or 7.5% of the number of issued and outstanding common shares at the time of the adoption of the plans, adjusted for all subsequent stock dividends, splits and stock-for-stock acquisitions. Options expire 10 years after the date of grant and are issued at an option price no less than the market price of Sky Financial’s stock on the date of grant. Certain individuals, including directors, may also elect to receive options, determined under a formula, in lieu of a portion of their salary or director fees, as applicable. Options granted to directors are fully vested and immediately exercisable at the time of grant. Options granted to officers and other key employees are generally exercisable at 40% after two years and in annual 20% increments thereafter, except for options received in lieu of salary, which are immediately exercisable.

A summary of the activity in the plans is as follows:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,463	$18.47	5,818	$17.36	5,258	$17.14
Granted	1,155	19.85	1,178	21.70	1,101	17.40
Exercised	(650)	23.38	(395)	11.49	(303)	11.93
Forfeited	(166)	20.46	(138)	19.58	(238)	19.61

Outstanding at end of year	6,802	18.82	6,463	$18.47	5,818	$17.36

Options exercisable at end of year	4,818	18.52	4,641	$18.21	4,086	$17.18
Weighted average fair value of options granted during year		$3.49		$5.55		$3.26

Note 18 Stock Options (continued)

Options outstanding at year-end 2003 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
$3 to $10	194	1.08	194	$9.09
$10 to $15	507	2.07	504	12.56
$15 to $20	3,577	7.32	2,219	17.52
$20 to $25	2,435	6.53	1,812	22.05
$25 to $30	89	4.66	89	25.82

Outstanding at year-end	6,802	6.43	4,818	$18.52

Sky Financial maintains a Stock Appreciation Rights (SAR) plan under which SARs were granted in tandem with stock options until 1998. Expense related to the SARs was $101 in 2003, $(75) in 2002, and $109 in 2001. A summary of the activity in this plan follows:

	2003		2002		2001
	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
Outstanding at beginning of year	14	$16.21	19	$14.96	24	$14.30
Exercised	(1)	20.79	(4)	9.53	(4)	10.54
Forfeited	(1)	26.75	(1)	19.06	(1)	23.71

Outstanding at end of year	12	$16.32	14	$16.21	19	$14.96

Note 19 Other Financial Instruments

Credit Commitments and Letters of Credit

Sky Financial is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its clients located primarily within its local business areas. These instruments include commitments to extend credit, standby letters of credit and international commercial letters of credit.

Sky Financial’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and letters of credit is represented by the contractual amount of those instruments. Sky Financial uses the same credit policies in making commitments and conditional obligations as it does in extending loans to clients.

Financial instruments whose contract amounts represent credit risk at December 31 are presented below:

	2003	2002
Commitments to extend credit	$2,320,451	$2,512,990
Standby letters of credit	331,082	331,787
Letters of credit	2,124	1,083

The majority of the unfunded commitments at December 31, 2003 and 2002 are variable rate commitments, with approximately 28% or $733,000 and 29% or $817,000 having fixed rates in 2003 and 2002, respectively.

Commitments to extend credit are agreements to lend to a client as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates ranging from one to five years, variable interest rates tied to the prime rate and U.S. Treasury bill rates and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by Sky Financial to guarantee the performance of a client to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including bond financing and similar transactions. The expiration date of substantially all standby letters of credit extend for a period ranging from thirty days to seven years.

The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to clients. Sky Financial holds marketable securities, certificates of deposits, real estate, inventory and equipment as collateral supporting those commitments for which collateral is deemed necessary.

Letters of credit are instruments used to facilitate trade, most commonly international trade, by substituting Sky Financial’s credit for that of a commercial importing company. The terms are generally one to three months. The letters of credit are primarily unsecured.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 19 Other Financial Instruments (continued)

Recourse Obligation

Most of Sky Financial’s business activity is with clients located within the respective local business areas of its bank subsidiary. However, SFS’s lending activities are with clients in medical and dental-related fields located throughout the United States. Substantially all loans originated by SFS until June 30, 2000 were sold in the secondary market. In connection with those sales, SFS retained limited servicing and limited recourse liability. The servicing is limited to responsibility to collect delinquent accounts based on information provided by the purchaser of the loans. A liability was established at the time each loan was sold based on the fair value of the servicing liability. In addition, SFS recorded a liability for the estimated recourse for credit losses that is limited to an aggregate of 10% of the purchase price of the loans and leases sold. The fair value of the servicing liability and the estimated recourse liability reduced the amount of gain or increased the loss of the loans sold. At December 31, 2003 and 2002, the outstanding balance of loans sold were $156,818 and $283,355, respectively. A portion of the purchase price is deferred and paid to SFS on a delayed basis. At December 31, 2003 and 2002, SFS recorded receivables of $5,201 and $8,189, respectively, for deferred sales proceeds. Changes in the liability for recourse provisions relating to sold loans and leases is as follows:

	2003	2002
Balance at beginning of year	$4,276	$6,236
Change in estimates	1,459	2,100
Recourse claims paid	(3,474)	(4,639)
Recoveries of claims paid	950	579

Balance at end of year	$3,211	$4,276

Note 20 Mortgage Banking Activities

Sky Financial conducts mortgage banking operations through its banking subsidiary. The primary activity relates to the origination and sale of fixed and variable rate residential mortgages in the secondary market. Sky Financial normally retains the servicing of the loans it sells. Loans are primarily originated in Sky Financial’s community banking market areas of Ohio, Pennsylvania, Michigan, Indiana and West Virginia.

The following table summarizes information relating to Sky Financial’s mortgage banking activity as of December 31:

	2003	2002
Amounts held in agency accounts	$15,644	$18,566
Amounts held in escrow accounts	29,599	15,068
Mortgage banking receivables for advanced funds	1,996	1,141
Unpaid mortgage loan principal for loans serviced for investors	4,869,841	2,983,959

Mortgage servicing rights, net of accumulated amortization	$29,325	$19,491
Allowance for impairment of capitalized mortgage servicing rights	(183)	(2,462)

Net mortgage servicing rights	$29,142	$17,029

In 2003, 2002 and 2001, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $20,682, $16,967 and $16,896 respectively, and realized no gain or loss. At December 31, 2003, Sky Financial had firm commitments for the sale of approximately $49,795 of mortgage loans. The fair value of these commitments is not material.

Mortgage Servicing Rights:

	2003	2002
Balance at beginning of year	$17,029	$16,954
Originations	18,571	12,982
Acquired in acquisitions	10,758
Amortization	(19,495)	(11,468)
Impairment recoveries (charges)	2,279	(1,439)

Balance at end of year	$29,142	$17,029

Impairment Reserve:

	2003	2002
Balance at beginning of year	$2,462	$1,023
Impairment charges (recoveries)	(2,279)	1,439

Balance at end of year	$183	$2,462

Key economic assumptions used in measuring the value of mortgage servicing rights in 2003 and 2002 were as follows:

	2003	2002
Weighted-average CPR	18.78%	18.63%
Weighted-average life (in years)	5.7	5.4
Weighted-average discount rate	11.79%	12.75%

Note 21 Regulatory Matters

Capital Maintenance Requirements

Sky Financial and Sky Bank must observe capital guidelines established by federal and state regulatory authorities. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and Sky Bank that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance-sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Management believes, as of December 31, 2003, that Sky Financial and Sky Bank meet all capital adequacy requirements to which they are subject.

Sky Financial and Sky Bank have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well-capitalized under the regulatory framework for prompt corrective action. Such determinations have been made evaluating Sky Financial and Sky Bank under Tier 1, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well-capitalized categorizations of Sky Financial and Sky Bank.

Sky Financial and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2003
Total capital to risk-weighted assets
Sky Financial	$1,194,121	11.8%	$807,852	8.0%	$1,009,815	10.0%
Sky Bank	1,009,529	11.2	723,302	8.0	904,127	10.0
Tier 1 capital to risk-weighted assets
Sky Financial	$908,756	9.0%	$403,926	4.0%	$605,889	6.0%
Sky Bank	820,683	9.1	361,651	4.0	542,476	6.0
Tier 1 capital to average assets
Sky Financial	$908,756	7.3%	$500,565	4.0%	$625,707	5.0%
Sky Bank	820,083	7.1	460,498	4.0	575,622	5.0

December 31, 2002
Total capital to risk-weighted assets
Sky Financial	$990,098	11.0%	$718,887	8.0%	$898,609	10.0%
Sky Bank	841,128	10.6	633,468	8.0	791,835	10.0
Tier 1 capital to risk-weighted assets
Sky Financial	$754,371	8.4%	$359,444	4.0%	$539,166	6.0%
Sky Bank	665,374	8.4	316,734	4.0	475,101	6.0
Tier 1 capital to average assets
Sky Financial	$754,371	7.0%	$432,217	4.0%	$540,272	5.0%
Sky Bank	665,374	6.6	403,404	4.0	504,254	5.0

Restrictions on Subsidiary Dividends

Dividends paid by Sky Financial are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of Sky Bank to transfer funds to Sky Financial in the form of cash dividends, loans or advances.

Regulatory approval is required in order to pay dividends in excess of Sky Bank’s earnings retained for the current year plus retained net profits since January 1, 2001. As of December 31, 2003, $10,274 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 22 Line of Business Reporting

Sky Financial manages and operates three major lines of business: community banking, financial service affiliates and Sky Financial Solutions. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial service affiliates consist of non-banking companies currently engaged in trust services, insurance and other related services, while prior periods also included broker/dealer operations and non-conforming mortgage lending. Sky Financial Solutions is engaged in commercial finance lending and leasing to health care professionals.

The reported line of business results reflect the underlying operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company, intercompany eliminations and all merger, integration and restructuring expenses and non-recurring income company wide. Expenses for centrally-provided services and support are fully allocated based principally upon estimated usage of services.

Selected segment information is included in the following table:

	Community Banking	Financial Service Affiliates	Sky Financial Solutions	Parent and Other	Consolidated Total
2003
Net interest income	$393,307	$389	$28,119	$(1,612)	$420,203
Provision for credit losses	33,225	900	8,587	—	42,712

Net interest income after provision	360,082	(511)	19,532	(1,612)	377,491
Non-interest income	121,324	53,637	4,850	1,539	181,350
Non-interest expense	248,708	43,416	18,139	13,506	323,769

Income (loss) before income taxes	232,698	9,710	6,243	(13,579)	235,072
Income tax expense (benefit)	78,408	4,427	2,306	(6,686)	78,455

Net income (loss)	$154,290	$5,283	$3,937	$(6,893)	$156,617

Intersegment revenues (expense)	$(13,892)	$(1,422)	$733	$14,581	$—

Average assets	$11,196,405	$76,005	$737,476	$120,565	$12,130,451

Depreciation and amortization	$20,385	$878	$402	$732	$22,397

2002
Net interest income	$344,664	$772	$20,450	$(4,201)	$361,685
Provision for credit losses	36,579	1,080	5,918	—	43,577

Net interest income after provision	308,085	(308)	14,532	(4,201)	318,108
Non-interest income	96,981	48,859	3,066	975	149,881
Non-interest expense	206,530	40,429	24,284	5,571	276,814

Income (loss) before income taxes	198,536	8,122	(6,686)	(8,797)	191,175
Income tax expense (benefit)	66,360	3,239	(2,345)	(3,886)	63,368

Net income (loss)	$132,176	$4,883	$(4,341)	$(4,911)	$127,807

Intersegment revenues (expense)	$(26,834)	$(1,428)	$222	$28,040	$—

Average assets	$9,216,294	$73,618	$494,144	$105,203	$9,889,259

Depreciation and amortization	$13,410	$778	$457	$1,599	$16,244

2001
Net interest income	$321,115	$1,255	$8,712	$(5,485)	$325,597
Provision for credit losses	26,384	1,000	7,251	—	34,635

Net interest income after provision	294,731	255	1,461	(5,485)	290,962
Non-interest income	82,961	37,328	2,497	3,454	126,240
Non-interest expense	182,294	32,247	16,342	6,337	237,220

Income (loss) before income taxes	195,398	5,336	(12,384)	(8,368)	179,982
Income tax expense (benefit)	65,262	2,322	(4,395)	(3,870)	59,319

Net income (loss)	$130,136	$3,014	$(7,989)	$(4,498)	$120,663

Intersegment revenues (expense)	$(49,011)	$(1,861)	$213	$50,659	$—

Average assets	$8,264,927	$61,940	$245,091	$97,645	$8,669,603

Depreciation and amortization	$12,262	$1,346	$552	$4,738	$18,898

Note 23 Condensed Parent Company Financial Information

Condensed Parent Company Balance Sheets

December 31,	2003	2002
Assets
Cash and due from banks	$32,704	$1,924
Securities available for sale	34,638	34,367
Investment in bank subsidiaries	942,680	731,449
Investment in non-bank subsidiaries	272,844	216,520
Receivable from subsidiaries	70,687	75,390
Premises and equipment	7,339	7,751
Other assets	69,620	57,097

Total assets	$1,430,512	$1,124,498

Liabilities
Debt	$325,805	$219,081
Other liabilities	106,131	72,984

Total liabilities	431,936	292,065
Shareholders’ Equity	998,576	832,433

Total liabilities and shareholders’ equity	$1,430,512	$1,124,498

Condensed Parent Company Statements of Income
For years ended December 31,	2003	2002	2001
Income
Dividends from bank subsidiaries	$80,000	$190,000	$73,300
Dividends from non-bank subsidiaries	6,855	—	1,000
Management fees	14,252	18,512	16,485
Other income	7,227	9,341	14,567

Total income	108,334	217,853	105,352

Expenses
Interest expense	20,784	15,501	14,392
Salaries and employee benefits	13,241	12,427	11,750
Occupancy and equipment expense	2,270	1,892	1,581
Merger, integration and restructuring expense	121	7,181	93
Other operating expense	9,509	7,553	10,874

Total expenses	45,925	44,554	38,690

Income before income taxes and equity in undistributed net income of subsidiaries	62,409	173,299	66,662
Income tax expense (benefit)	(9,062)	(6,555)	(3,532)

Income before equity in undistributed net income of subsidiaries	71,471	179,854	70,194
Equity in undistributed net income of bank subsidiaries	72,794	(31,093)	58,199
Equity in undistributed net income of non-bank subsidiaries	12,352	(20,954)	(7,730)

Net Income	$156,617	$127,807	$120,663

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 23 Condensed Parent Company Financial Information (continued)

Condensed Parent Company Statements of Cash Flows

For years ended December 31,	2003	2002	2001
Operating Activities
Net income	$156,617	$127,807	$120,663
Adjustments to reconcile net income to net cash
from operating activities:
Equity in undistributed net income of bank subsidiaries	(72,794)	31,093	(58,199)
Equity in undistributed net income of non-bank subsidiaries	(12,352)	20,954	7,730
Depreciation and amortization	969	772	704
Net loss (gain) on sales of assets	(535)	151	(1,669)
Net change in other assets and liabilities	(947)	(25,700)	(11,152)

Net cash from operating activities	70,958	155,077	58,077

Investing Activities
Capital contributions to bank subsidiaries	—	(12,449)	(650)
Capital contributions to non-bank subsidiaries	(6,520)	(119,677)	(25,625)
Loan to subsidiary	(27,065)	—	(182,250)
Collection of loans from subsidiaries	11,901	69,635	168,900
Securities available for sale:
Proceeds from maturities and payments	753	9,317	382
Proceeds from sales	12,427	4,698	19,091
Purchases	(5,491)	(4,000)	(17,590)
Proceeds from sales of premises and equipment	—	—	630
Purchases of premises and equipment	(526)	(1,379)	(570)
Cash paid in acquisitions	(7,970)	(44,699)	—
Other items	—	—	1,437

Net cash used in investing activities	(22,491)	(98,554)	(36,245)

Financing Activities
Proceeds from issuance of debt	84,310	13,013	184,000
Repayment of debt	(42,119)	—	(114,000)
Proceeds from issuance of common stock	10,869	4,243	4,009
Cash dividends and fractional shares paid	(71,008)	(62,631)	(60,536)
Treasury stock purchases	—	(16,403)	(34,571)
Other items	261	—	(118)

Net cash used in financing activities	(17,687)	(61,778)	(21,216)

Net change in cash and due from banks	30,780	(5,255)	616
Cash and due from banks at beginning of year	1,924	7,179	6,563

Cash and due from banks at end of year	$32,704	$1,924	$7,179

Note 24 Other Matters

Legal Matters

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

Sky Bank believes that the language of the surety bonds (and in the case of IU, the insurance policies) clearly provides that the Sureties are responsible to Sky Bank, as the Obligee or Named Insured under the bonds, for the underwriting of the lessees and leases, including all issues of fraud, and that the Sureties waived any defense of fraud to claims under the bonds. Sky Bank also believes that the surety bonds make it clear that the Sureties were responsible for the performance of the originator of the leases as sub-servicer of the leases. Finally, Sky Bank believes that the surety bonds provide that if the Obligee or Named Insured fails to receive a payment due under a lease from the sub-servicer, a default under the lease occurs, and the Sureties’ payment obligations are triggered. Relevant excerpts from the RLI and Royal surety bonds are set forth below:

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

Relevant excerpts from the IU insurance policies are set forth below:

The issuance of this endorsement shall represent the Company’s approval of the individual underwriting and execution and delivery of each Lease, including, but not limited to, all related credit matters, issues of fraud, bankruptcy, validity, legality and enforceability and the Company shall pay all claims hereunder unconditionally and assert no defenses to any claim under this endorsement as a result of any of the foregoing or based on any act or omission of the master-servicer or sub-servicer. If the named insured fails to receive a payment under the lease from the lessee then default under the lease occurs. Upon such default, the Company shall have thirty (30) days to cause the default to be remedied. Upon the passage of such 30-day period, then the Company shall make payment hereunder to the named insured in immediately available funds.

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

Second Bancorp, a pending acquisition of Sky Financial, provided similar financing with a current outstanding balance of $7,800. Second Bancorp is a party to the MDL Proceedings. Sky Financial is currently evaluating Second Bancorp’s position and the merits of the claims it is asserting and the defenses to which it may be subject.

Sky Financial is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the consolidated financial position or results of operations of Sky Financial.

Cash and Due from Banks

Sky Financial’s subsidiary bank is required to have cash on hand or on deposit with the Federal Reserve Bank to meet its regulatory reserve requirements. The reserve requirements at December 31, 2003 and 2002 was $36,495 and $26,515, respectively. These balances do not earn interest.

Restricted Assets

Sky Financial has certain assets of subsidiaries that are included in the consolidated financial statements that are not available to secure additional financing or otherwise satisfy claims of creditors of Sky Financial, or any of its subsidiaries.

As of December 31, 2003, the outstanding amount of these assets was $862,451.

Treasury Shares

Included in treasury shares at December 31, 2003 and 2002 are 18 and 221, respectively, of shares held in rabbi trusts for certain employees of Sky Financial.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 25 Quarterly Financial Information (Unaudited)

	First	Second		Third	Fourth
2003
Total interest income	$158,035	$167,235		$169,127	$168,538
Net interest income	97,553	104,438		108,043	110,169
Provision for credit losses	10,185	10,573		10,011	11,943
Net income	36,071	37,510	(1)	41,568	41,468	(1)

Basic net income per share	0.41	0.42		0.46	0.45
Diluted net income per share	0.41	0.42		0.46	0.45

2002
Total interest income	$151,599	$154,418		$153,624	$166,264
Net interest income	83,976	87,354		89,222	101,133
Provision for credit losses	9,322	9,444		9,711	15,101
Net income	31,713	29,124	(2)	33,032	33,938	(2)

Basic net income per share	0.38	0.35		0.40	0.39
Diluted net income per share	0.38	0.35		0.40	0.39

(1)	The second and fourth quarter of 2003 reflect the impact of merger, integration and restructuring charges associated with the Metropolitan and GLB acquisitions of $2,265 and $710, respectively.

(2)	The second and fourth quarter of 2002 reflect the impact of merger, integration and restructuring charges associated with Sky’s new technology implementation and the Three Rivers acquisition of $3,674 and $3,110, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal year ended December 31, 2003, there were no disagreements between Sky Financial and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports on Sky Financial’s consolidated financial statements for such periods.

Crowe Chizek and Company LLC (“Crowe Chizek”), served as Sky Financial’s independent public accountants for the 2002 fiscal year. Crowe Chizek declined to be reappointed in order to provide Sky Financial various consulting and outsourcing services. Sky Financial’s Board of Directors, upon recommendation by the Audit Committee of the Board of Directors, approved the change in independent public accountants. The change in independent accountants was effective with the filing of 2002 Annual Report on Form 10-K.

During the fiscal years ended December 31, 2002 and December 31, 2001, and during the period proceeding the filing of this Form 10-K, there were no disagreements between Sky Financial and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on Sky Financial’s consolidated financial statements for such periods.

Item 9(a)	Evaluation of Disclosure Controls and Procedures

Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2003, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer along with the Chief Financial Officer concluded that Sky Financial’s disclosure controls and procedures as of December 31, 2003, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

Item 9(b)	Changes in Internal Control Over Financial Reporting

No changes in Sky Financial’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, Sky Financial’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of Registrant

The information contained under the captions “Election Of Directors” and “Beneficial Ownership of the Company’s Common Stock” of Sky Financial’s 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis and serves at the pleasure of the Board.

Executive Officer	Age	Position With Company or Subsidiary and Experience	Officer Since*

Marty E. Adams	51	Chairman, President and Chief Executive Officer of Sky Financial; formerly President and Chief Operating Officer of Sky Financial and President and Chief Executive Officer of Sky Bank; formerly Vice Chairman of the Board, President and Chief Executive Officer of Citizens Bancshares, Inc. and The Citizens Banking Company	1977

Frank J. Koch	50	Executive Vice President and Senior Credit Officer of Sky Financial, and Senior Credit Officer of Sky Bank; formerly Executive Vice President of Citizens Bancshares, Inc.	1988

W. Granger Souder, Jr.	43	Executive Vice President, General Counsel and Secretary of Sky Financial and Secretary of Sky Bank; formerly Executive Vice President and General Counsel of Mid Am, Inc.; formerly employed as a securities attorney in private practice.	1989

Les Starr	52	Executive Vice President/Operations and Information Technology; formerly Senior Vice President and Director/Information Technology for Michigan National Bank.	2002

Kevin T. Thompson	50	Executive Vice President and Chief Financial Officer of Sky Financial and Treasurer of Sky Bank; formerly Senior Vice President/Controller of First of America Bank Corporation	1998

Perry C. Atwood	49	Senior Vice President, Director of Sales of Sky Financial; formerly Director of Sales of Sky Bank	2000

Phillip C. Clinard	54	Senior Vice President/Change Management Officer of Sky Financial; formerly Senior Vice President of Mid Am Bank.	1975

Thomas A. Sciorilli	56	Chief Human Resources Officer of Sky Financial; formerly Senior Vice President/Human Resources and Administration of Penn National Insurance.	2001

Curtis E. Shepherd	38	Senior Vice President/Marketing and Product Development of Sky Financial; formerly Executive Vice President, Retail and Marketing of Sky Bank–Ohio Bank Region; formerly Senior Vice President of Marketing of Ohio Bank; formerly employed by Banc One Corporation and Citizens Banking Corporation	1997

Richard R. Hollington III	40	Regional President, Greater Cleveland Region; formerly Executive Vice President, Chief Executive Officer of Sky Trust and Corporate Director of Financial Services; formerly Senior Vice President/Integration Manager of Sky Financial; formerly Vice President/Sales & Service Support of The Ohio Bank. Richard R. Hollington III is the son of Richard R. Hollington, Jr., a Class III director of Sky Financial.	1996

Robert E. Morrison	46	President and Chief Executive Officer of Sky Trust, formerly President and Chief Operating Officer of Sky Trust, formerly Senior Vice President with Key Corp.	2001

Christopher L. Whitford	39	Division Executive Vice President and Chief Technology Officer of Sky Financial; formerly Chief Technology Officer of Munder Capital Management	2002

*	Includes period in which executive officer was an officer of a subsidiary or acquired company.

Item 11.	Executive Compensation

The information contained under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” of Sky Financial’s 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions “Election of Directors,” “Beneficial Ownership of the Company’s Common Stock” and “Executive Compensation” of Sky Financial’s 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Currently, Cincinnati Financial, Inc. owns 5.1% of Sky Financial’s common stock. Sky Financial has no knowledge of any other person or any group (as defined in Section 13.d.3 of the Securities Exchange Act of 1934), which owns in excess of 5% of the outstanding common stock of Sky Financial.

Item 13.	Certain Relationships and Related Transactions

The information contained under the caption “Certain Transactions and Relationships” of Sky Financial’s 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 14.	Principal Accounting Fees and Services

The information contained under the caption “Audit Committee Report” of Sky Financial’s 2004 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The following Exhibits required by Item 601 of Regulation S-K are filed as part of this report:

Exhibit Number	Exhibit

3.1	Sky Financial’s Sixth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form 10-K of Sky Financial for the year ended December 31, 1999 filed as of March 23, 2000)

3.2	Sky Financial’s Amended and Restated Code of Regulations (incorporated by reference to Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

4.1	Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference to Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference to Exhibit 4(d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial)

10.2	Sky Financial’s 1998 Stock Option Plan for Employees (incorporated by reference to Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.3	Sky Financial 2002 Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.4	Sky Financial’s Non-Qualified Retirement Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.5	Sky Financial’s Employee Stock Ownership Pension Plan (incorporated by reference to Exhibit 10.4 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.6	Sky Financial’s Profit Sharing and 401(k) Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.7	Form of Indemnification Agreement between Sky Financial and individual directors, certain officers and representatives (incorporated by reference to Exhibit 10.6 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16, 1999)

10.8	Employment Agreement between Sky Financial and Marty E. Adams (incorporated by reference to Exhibit 10.3 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.9	Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16,1999)

10.10	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Richard R. Hollington III. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.11	First Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.12	Second Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.12 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.13	Third Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.13 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.14	Fourth Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – (incorporated by reference to Exhibit 10.14 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.15	First Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.15 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.16	Second Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.16 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.17	Third Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.17 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.18	Fourth Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.18 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.19	Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.20	Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.21	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) – (incorporated by reference to Exhibit 10.21 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.22	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

11.1	Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Share” on page 44 of Sky Financial’s 2003 Annual Report on Form 10-K)

14.1	Sky Financial Group, Inc. Code of Ethics

14.2	Sky Financial Group, Inc. Code of Ethics for Senior Financial Officers

20.1	Sky Financial’s Proxy Statement for its 2004 Annual Meeting (incorporated by reference from the information contained in Sky Financial’s 2004 Proxy Statement).

21.1	Subsidiaries of Sky Financial

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Report of Crowe Chizek and Company LLC for the Year Ended December 31, 2002

(b) Reports on Form 8-K

Reports on 8-K filed during the fourth quarter and through the date of this Form 10-K filing are as follows:

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of January 22, 2004, reporting its fourth quarter earnings.

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of January 8, 2004, announcing that it had entered into an Agreement and Plan of Merger with Second Bancorp, Incorporated, located in Warren, Ohio, and its wholly-owned subsidiary, Second National Bank.

Current report on Form 8-K dated October 23, 2003 filing Investor Slides presented to a group of current and potential investors on October 23, 2003.

Sky Financial filed a report on Form 8-K with the Securities and Exchange Commission as of October 16, 2003, reporting its third quarter earnings.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ KEVIN T. THOMPSON

Kevin T. Thompson
Executive Vice President and Chief Financial Officer
February 23, 2004

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures

Marty E. Adams*
Director/Chairman/President/CEO
February 23, 2004

Kevin T. Thompson*
Executive Vice President/CFO
February 23, 2004

George N. Chandler II*
Director
February 23, 2004

Robert C. Duvall*
Director
February 23, 2004

Marylouise Fennell*
Director
February 23, 2004

D. James Hilliker*
Director
February 23, 2004

Richard R. Hollington, Jr.*
Director
February 23, 2004

Fred H. “Sam” Johnson III*
Director
February 23, 2004

Jonathan A. Levy*
Director
February 23, 2004

James C. McBane*
Director
February 23, 2004

Gerard P. Mastroianni*
Director
February 23, 2004

Thomas J. O’Shane*
Director
February 23, 2004

Edward J. Reiter*
Director
February 23, 2004

Gregory L. Ridler*
Director
February 23, 2004

Emerson J. Ross, Jr.*
Director
February 23, 2004

C. Gregory Spangler*
Director
February 23, 2004

Robert E. Spitler*
Director
February 23, 2004

Joseph N. Tosh II*
Director
February 23, 2004

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

10.3

Sky Financial 2002 Stock Option and Stock Appreciation Rights Plan (incorporated by reference to Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

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

10.9

Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16,1999)

10.10

Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Richard R. Hollington III. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.11

First Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.12

Second Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.12 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.13

Third Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.13 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.14

Fourth Amendment of the Sky Financial Group, Inc. Profit Sharing and 401(K) Plan (As Amended and Restated Effective January 1, 2001) – (incorporated by reference to Exhibit 10.14 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.15

First Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.15 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.16

Second Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.16 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.17

Third Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.17 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.18

Fourth Amendment of the Sky Financial Group, Inc. Employee Stock Ownership Pension Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.18 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.19

Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.20

Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference to Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.21

Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) – (incorporated by reference to Exhibit 10.21 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.22

Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

11.1	Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Share” on page 44 of Sky Financial’s 2003 Annual Report on Form 10-K)

14.1	Sky Financial Group, Inc. Code of Ethics

14.2	Sky Financial Group, Inc. Code of Ethics for Senior Financial Officers

20.1	Sky Financial’s Proxy Statement for its 2004 Annual Meeting (incorporated by reference from the information contained in Sky Financial’s 2004 Proxy Statement).

21.1	Subsidiaries of Sky Financial

23.1	Consent of Deloitte &Touche LLP

23.2	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Report of Crowe Chizek and Company LLC for the Year Ended December 31, 2002