Form 10-Q
period 2004-03-31
SKY FINANCIAL GROUP INC
filed 2004-05-10
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 93,097,833 at April 30, 2004.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	March 31, 2004	December 31, 2003
Assets
Cash and due from banks	$200,783	$251,364
Interest-earning deposits with financial institutions	29,051	22,808
Loans held for sale	57,650	28,062
Securities available for sale	2,613,816	2,511,369
Total loans	8,555,651	8,643,862
Less allowance for credit losses	(125,043)	(124,943)

Net loans	8,430,608	8,518,919

Premises and equipment, net	152,621	153,285
Goodwill	194,108	185,859
Core deposits and other intangibles, net	49,248	51,155
Assets of discontinued operations	—	874,765
Accrued interest receivable and other assets	365,506	348,609

Total assets	$12,093,391	$12,946,195

Liabilities
Deposits
Non-interest bearing deposits	$1,229,981	$1,233,272
Interest-bearing deposits	7,541,365	7,282,261

Total deposits	8,771,346	8,515,533
Securities sold under repurchase agreements and federal funds purchased	931,792	994,896
Debt and Federal Home Loan Bank advances	986,750	1,310,975
Junior subordinated debentures owed to unconsolidated subsidiary trusts	169,669	164,806
Liabilities of discontinued operations	—	822,498
Accrued interest payable and other liabilities	167,677	138,911

Total Liabilities	11,027,234	11,947,619

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 150,000 shares authorized; 93,109 and 92,485 shares issued in 2004 and 2003	778,122	764,860
Retained earnings	273,129	234,000
Treasury stock; 45 and 42 shares in 2004 and 2003	(742)	(742)
Accumulated other comprehensive income	15,648	458

Total Shareholders’ Equity	1,066,157	998,576

Total Liabilities and Shareholders’ Equity	$12,093,391	$12,946,195

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2004	2003
Interest Income
Loans, including fees	$123,093	$115,700
Securities
Taxable	25,709	25,819
Non-taxable	119	149
Federal funds sold and other	100	52

Total interest income	149,021	141,720

Interest Expense
Deposits	32,322	38,360
Borrowed funds	14,896	12,990

Total interest expense	47,218	51,350

Net Interest Income	101,083	90,370
Provision for Credit Losses	6,665	7,500

Net interest income after provision for credit losses	95,138	82,870

Non-Interest Income
Brokerage and insurance commissions	14,308	10,591
Service charges and fees on deposit accounts	9,642	8,604
Trust services income	4,105	3,339
Mortgage banking income	5,445	9,358
Net securities gains	1,528	478
Other income	8,381	7,416

Total non-interest income	43,409	39,786

Non-Interest Expense
Salaries and employee benefits	44,198	38,390
Occupancy and equipment expense	12,874	11,836
Merger, integration and restructuring expense	346	—
Amortization expense	1,907	1,420
Other operating expense	19,178	16,924

Total non-interest expense	78,503	68,570

Income From Continuing Operations Before Income Taxes	60,044	54,086
Income Taxes From Continuing Operations	20,092	18,252

Income From Continuing Operations	39,952	35,834
Income From Discontinued Operations, net of tax of $10,105 and $172 for 2004 and 2003, respectively	18,725	236

Net Income	$58,677	$36,070

Earnings per Common Share From Continuing Operations
Basic	$.43	$.41
Diluted	.42	.41
Earnings per Common Share From Discontinued Operations
Basic	.20	—
Diluted	.20	—
Earnings per Common Share
Basic	.63	.41
Diluted	.62	.41

The accompanying notes are an integral part of the financial statements

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2004	2003
Balance at beginning of period	$998,576	$832,433

Comprehensive income
Net income	58,677	36,070
Other comprehensive income (loss)	15,190	(8,585)

Total comprehensive income	73,867	27,485

Common cash dividends	(19,548)	(17,461)
Shares issued for stock option exercises	5,625	346
Common shares issued to acquire Spencer- Patterson	7,637	—
Fractional shares and other items	—	(501)

Balance at end of period	$1,066,157	$842,302

Common cash dividend per share	$.21	$.20

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2004	2003
Operating Activities
Net cash provided from (used for) continuing operations	$4,795	$(23,827)
Net cash provided from (used for) from discontinued operations	15,165	(1,024)

Net cash provided from (used for) from operations	19,960	(24,851)

Investing Activities
Net increase in interest bearing deposits in other banks	(6,243)	(1,605)
Net decrease in federal funds sold		11,100
Securities available for sale:
Proceeds from maturities and payments	211,677	426,987
Proceeds from sales	49,477	24,513
Purchases	(341,946)	(683,715)
Proceeds from sales of non-mortgage loans	1,397	14,165
Net (increase) decrease in loans	84,690	(51,396)
Purchases of premises and equipment	(4,528)	(2,746)
Proceeds from sales of premises and equipment	187	93
Proceeds from sales of other real estate	1,790	991
Proceeds from sale of discontinued operations, net of cash sold	71,441
Cash paid to acquire Access Partners	—	(154)

Net cash provided from (used for) investing activities from continuing operations	67,942	(261,767)
Net cash used for investing activities from discontinued operations	(26,126)	(47,873)

Net cash provided from (used for) investing activities	41,816	(309,640)

Financing Activities
Net increase in deposit accounts	255,813	354,078
Net increase (decrease) in federal funds and repurchase agreements	(63,104)	180,707
Net increase (decrease) in borrowings under bank lines of credit	(60,216)	3,680
Net decrease in short-term FHLB advances	(250,000)	(295,000)
Proceeds from issuance of debt and long-term FHLB advances	—	50,580
Repayment of debt and long-term FHLB advances	(12,056)	(637)
Cash dividends and fractional shares paid	(19,548)	(17,962)
Proceeds from issuance of common stock	5,625	346

Net cash provided from (used for) financing activities from continuing operations	(143,486)	275,792
Net cash provided from financing activities from discontinued operations	31,129	50,547

Net cash provided from (used for) financing activities	(112,357)	326,339

Net decrease in cash and due from banks	(50,581)	(8,152)
Cash and due from banks at beginning of period	251,364	239,967

Cash and due from banks at end of period	$200,783	$231,815

Supplemental Disclosures
Interest paid	$48,388	$49,385
Income taxes paid	18,349	7,818
Non-cash transactions
Common shares issued to acquire Spencer-Patterson.	7,637

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Information (Unaudited)

(Dollars in thousands, except per share data)

1. Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania, northern West Virginia and eastern Indiana. Sky Financial also operates businesses relating to insurance, trust and other related financial services.

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2004, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the sale of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The impact of this new pronouncement is not expected to be material to the Sky Financial’s financial condition, results of operations, or cash flows.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Sky Financial’s financial condition, results of operations, or cash flows.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income, as reported	$58,677	$36,070
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	630	532

Pro forma net income	$58,047	$35,538

Earnings per share:
Basic - as reported	$.63	$.41

Basic – pro forma	$.62	$.41

Diluted – as reported	$.62	$.41

Diluted – pro forma	$.62	$.41

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activity), of the 2003 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2003.

4. Mergers, Acquisitions and Divestitures

Community Banking

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

Sky Financial accounted for the acquisitions of Metropolitan and GLB as purchases and included their results from the effective date of the acquisition.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Metropolitan and GLB occurred at the beginning of the first quarter 2003. The pro forma results of operations for all other acquisitions are not significant and, accordingly, are not presented.

March 31, 2003
Net interest income	$103,163

Income from continuing operations	37,699

Earnings per share from continuing operations – Basic	.43

Earnings per share from continuing operations – Diluted	.42

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Financial Service Affiliate Acquisitions

On April 1, 2004, Sky Financial acquired EOB, Inc., a group benefit insurance agency headquartered in Canton, Ohio for 177 shares of Sky Financial common stock and $516 in cash.

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, a full-service professional liability, personal and commercial agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $743 in cash.

On July 8, 2003, Sky Financial acquired Insurance Buyer’s Service Agency, Inc., a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164 shares of Sky Financial common stock.

All of the purchases completed in 2004 and 2003 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation and the condensed consolidated financial statements for the three months ended March 31, 2003 have been reclassified to reflect this presentation. Sky Financial Solutions results of operations included revenues of $38,714 and $8,117 and pre-tax net income of $28,830 and $408 for the three months ended March 31, 2004 and 2003, respectively. Revenues and pre-tax income for the three months ended March 31, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

The major classes of assets and liabilities included in the condensed consolidated balance sheets as of December 31, 2003 are as follows:

Assets
Cash	$91,763
Net loans	763,408
Other assets	19,594

Total assets	$874,765

Liabilities
Debt	799,990
Accrued interest payable and other liabilities	22,508

Total liabilities	$822,498

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at March 31, 2004 and December 31, 2003 are as follows:

March 31, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$232,351	$3,373	$—
Obligations of state and political subdivisions	22,149	199	(20)
Corporate and other securities	65,288	2,912	—
Mortgage-backed securities	2,155,747	24,377	(4,296)

Total debt securities available for sale	2,475,535	30,861	(4,316)
Marketable equity securities	45,633	5,590	(699)
FHLB, FRB and Banker’s Bank Stock	92,648	—	—

Total securities available for sale	$2,613,816	$36,451	$(5,015)

December 31, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$326,158	$2,748	$(508)
Obligations of state and political subdivisions	22,337	164	(33)
Corporate and other securities	69,446	3,011	—
Mortgage-backed securities	1,955,606	15,090	(15,620)

Total debt securities available for sale	2,373,547	21,013	(16,161)
Marketable equity securities	45,862	6,337	(938)
FHLB, FRB and Banker’s Bank Stock	91,960	—	—

Total securities available for sale	$2,511,369	$27,350	$(17,099)

6. Loans

The loan portfolios are as follows:

	March 31, 2004	December 31, 2003
Real estate loans:
Construction	$521,413	$491,086
Residential mortgage	2,067,669	2,045,317
Non-residential mortgage	2,934,112	2,896,116
Commercial, financial and agricultural	2,314,668	2,440,442
Installment and credit card loans	717,789	770,901

Total loans	$8,555,651	$8,643,862

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	March 31, 2004	December 31, 2003
Non-accrual loans	$90,132	$81,979
Restructured loans	585	599

Total non-performing loans	$90,717	$82,578

Non-accrual loans include $26,600 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	March 31, 2004	December 31, 2003
Borrowings under bank lines of credit	$—	$60,216
Borrowings under FHLB lines of credit	820,176	1,084,133
Subordinated note, 5.35%, due April 2013	50,000	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	28,223	27,765
Due June 2027 at 10.20%	25,523	24,491
Due May 2030 at 9.34%	68,328	64,955
Due June 2029 at 9.50%	16,667	16,667
Due October 2033 at 4.09% (variable)	30,928	30,928
Capital lease obligation	1,084	1,117
Other items	490	509

Total borrowings	$1,156,419	$1,475,781

The amount of junior subordinated debentures owed to unconsolidated subsidiary trusts represent the par value adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. These hedging relationships exchange the fixed interest rate on the borrowings to a variable rate based on LIBOR plus a spread, resulting in a lower effective rate paid on the borrowings. See Note 13 for further discussion of derivative instruments.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2004	2003
Securities available for sale:
Unrealized securities gains (losses) arising during period	$32,592	$(11,628)
Reclassification adjustment for (gains) losses included in income	1,528	(478)

	34,120	(12,106)

Cash flow hedge derivatives

Change in fair value of cash flow hedge derivatives	616	(1,932)
Amounts reclassified to interest expense	(11,364)	830

	(10,748)	(1,102)

Net unrealized gain (loss)	23,372	(13,208)
Tax effect	(8,182)	4,623

Total other comprehensive income (loss)	$15,190	$(8,585)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended March 31, 2004 and 2003, 31 and 2,813 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended March 31,
	2004	2003
Numerator:
Income From Continuing Operations	$39,952	$35,834
Income From Discontinued Operations	18,725	236

Net income	$58,677	$36,070

Denominator:
Weighted-average common shares outstanding (basic)	92,957	87,076
Effect of stock options	1,269	540

Weighted-average common shares outstanding (diluted)	94,226	87,616

Earnings per share from Continuing Operations:
Basic	$.43	$.41
Diluted	.42	41

Earnings per share from Discontinued Operations:
Basic	.20	—
Diluted	.20	—

Earnings per share:
Basic	$.63	$.41
Diluted	.62	.41

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2004, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Such determinations have been made evaluating Sky Financial and its bank under Tier I, total capital, and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well capitalized categorizations of Sky Financial and its bank subsidiary. Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,216,874	12.9%	$741,957	8.0%	$927,446	10.0%
Sky Bank	1,031,957	11.4	725,974	8.0	907,468	10.0

Tier I capital to risk-weighted assets
Sky Financial	$955,852	10.1%	$370,978	4.0%	$556,467	6.0%
Sky Bank	842,172	9.3	362,987	4.0	544,481	6.0

Tier I capital to average assets
Sky Financial	$955,852	7.6%	$503,478	4.0%	$629,347	5.0%
Sky Bank	842,172	7.3	462,023	4.0	577,529	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,194,121	11.8%	$807,852	8.0%	$1,009,815	10.0%
Sky Bank	1,009,529	11.2	723,302	8.0	904,127	10.0

Tier I capital to risk-weighted assets
Sky Financial	$908,756	9.0%	$403,926	4.0%	$605,889	6.0%
Sky Bank	820,683	9.1	361,651	4.0	542,476	6.0

Tier I capital to average assets
Sky Financial	$908,756	7.3%	$500,565	4.0%	$625,707	5.0%
Sky Bank	820,083	7.1	460,498	4.0	575,622	5.0

11. Goodwill and Intangible Assets

Goodwill at March 31, 2004 and December 31, 2003 was $194,108 and $185,859 respectively. Sky Financial recorded $8,249 in goodwill as a result of the Spencer-Patterson acquisition during the first quarter of 2004. Management is still reviewing the valuations of certain assets and liabilities and may adjust goodwill once these assessments are completed. Goodwill is reviewed annually for impairment. Sky Financial will complete this review during the second quarter of 2004.

Net other intangible assets at March 31, 2004 and December 31, 2003 were $49,248 and $51,155, respectively. These assets consist primarily of core deposits intangibles and are being amortized in accordance with Sky Financial’s policy. For the years ended December 31, 2004 through 2008, estimated future amortization expense is estimated to be approximately $7,700 per year.

12. Line of Business Reporting

Sky Financial manages and operates two major lines of business: community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Other financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services.

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

Selected segment information for the three months ended March 31, 2004 and 2003 is included in the following tables:

Three months ended March 31, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$102,425	$166	$(788)	$101,803
Provision for credit Losses	6,470	195	—	6,665

Net interest income after provision	95,955	(29)	(788)	95,138
Other non-interest income	25,163	17,624	622	43,409
Other non-interest expense	67,106	12,308	(911)	78,503

Income from continuing operations before income taxes	54,012	5,287	745	60,044
Income taxes from continuing operations	18,179	2,131	(218)	20,092

Net income from continuing operations	$35,833	$3,156	$963	$39,952

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	—	8,249	—	8,249

Goodwill at March 31, 2004	$152,214	$41,894	$—	$194,108

Average assets	$11,752,301	$89,212	$183,423	$12,024,936
Depreciation and amortization	5,289	239	189	5,717

Three months ended March 31, 2003	Community Banking	Financial Services Affiliates	Parent and Other	Total
Net interest income	$89,943	$130	$297	$90,370
Provision for credit Losses	7,275	225	—	7,500

Net interest income after provision	82,668	(95)	297	82,870
Other income	25,994	13,088	704	39,786
Other expense	56,837	10,550	1,184	68,571

Income (loss) from continuing operations income taxes	51,825	2,443	(183)	54,085
Income taxes from continuing operations	17,327	1,085	(161)	18,251

Net income (loss) from continuing operations	$34,498	$1,358	$(22)	$35,834

Goodwill at January 1, 2003	$79,119	$29,657	$—	$108,776
Net activity	(68)	248	—	180

Goodwill at March 31, 2003	$79,051	$29,905	$—	$108,956

Average assets	$10,158,758	$88,041	$125,846	$10,372,645
Depreciation and amortization	5,664	216	244	6,124

13. Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities.

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108.6 million of the junior subordinated debentures owed to unconsolidated subsidiary trusts to variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the junior subordinated debentures and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

Sky Financial has entered into amortizing interest rate swaps to fix the rate on its $40 million of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48.6 million of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $55 in the first quarters of 2004 and 2003. No deferred gains or losses in accumulated other comprehensive income at March 31, 2004 are expected to be reclassified to earnings in 2004.

The following table presents the contract/notional and fair value amounts of all derivative transactions at March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$108,600	$9,993	$108,600	$5,129
Cash flow hedges	40,000	(3,062)	40,000	91
Interest rate caps	48,600	454	48,600	728

Derivative instruments	$197,200	$7,385	$197,200	$5,948

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the three months ended March 31, 2004:

Beginning balance	$2,523
Accruals	346
Cash payments	(704)

Ending balance	$2,165

Sky Financial recorded merger, integration and restructuring expense during the first quarter of 2004 associated with the sale of Sky Financial Solutions.

15. Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $26,600. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with legal counsel, management believes that the credits are well secured and the prospects for recovery of all principal and interest are good. The entire portfolio has been placed on non-accrual status pending outcome of the litigation.

A schedule of significant commitments at March 31, 2004 follows:

Commitments to extend credit	$2,474,460
Standby letters of credit	325,700
Letters of credit	2,342

The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows, or financial position.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2004 and 2003

Results of Operations

Diluted earnings per common share for the first quarter of 2004 was $.62 ($.63 basic), compared to $.41 ($.41 basic) for the same period in 2003. Net income for the first quarter of 2004 was $58,677, an increase of $22,607 over the first quarter of 2003 net income of $36,070. Return on average equity (ROE) and return on average assets (ROA) were 22.83% and 1.83%, respectively, for the first quarter of 2004, compared to 17.37% and 1.33%, respectively, in 2003.

Sky Financial sold Sky Financial Solutions, its dental finance operation during the first quarter of 2004. The operating results of Sky Financial Solutions has been reclassified as income from discontinued operations for all periods presented. Income from discontinued operations, including the gain on the sale, resulted in earnings of $.20 per diluted share ($.20 basic) during the first quarter of 2004.

Diluted earnings per common share from continuing operations for the first quarter of 2004 was $.42 ($.43 basic), as compared to $.41 ($.41 basic) for the same period in 2003. Income from continuing operations for the first quarter of 2004 was $39,952, an increase of $4,118 over the first quarter of 2003 net income from continuing operations of $35,834. Sky Financial’s net income from continuing operations during the first quarter of 2004 includes the results of Metropolitan, which was acquired in April 2003, and GLB, which was acquired in October 2003. ROE and ROA on a continuing operations basis were 15.54% and 1.34%, respectively, for the first quarter of 2004, compared to 17.25% and 1.40%, respectively, in 2003.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended March 31, 2004 and 2003 are summarized in the table below.

	Net Income (Loss)
Quarter Ended March 31,	2004	2003
Community Banking	$35,833	$34,498
Financial Services Affiliates	3,156	1,358
Parent and Other	963	(22)

Consolidated Total	$39,952	$35,834

The higher community banking net income in the first quarter of 2004 as compared to the same period of the previous year is mainly due to acquisitions completed during the last year. As the result, the first quarter 2004 reflects higher net interest income, service charges and fees on deposits and gains on sale of securities. These increases were partially offset by a decrease in mortgage banking income and an increase in employee expenses and other operating expenses. The efficiency ratio for the community banking segment was 52.25% for the first quarter of 2004 compared to 48.72% in the first quarter of 2003. The 2004 community banking results reflect a ROE of 14.87% and a ROA of 1.23% compared to 18.68% and 1.36%, respectively, in the first quarter of 2003.

The financial service affiliates’ net income increased as compared to 2003 from growth in brokerage and insurance commissions.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services.

Net Interest Income

Net interest income for the first quarter of 2004 was $101,083, an increase of $10,713 or 11.9% from $90,370 in the first quarter of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 15.1% from the first quarter last year, with strong growth in average loans, increasing 17.9% from last year, which included organic growth of 2.5% and the addition of Metropolitan and GLB. Average deposits were up 11.6% from the same quarter last year, however, decreased 3.2% when excluding the impact of Metropolitan and GLB. Sky Financial’s net interest margin for the three months ended March 31, 2004 was 3.69%, a decrease of 1 basis point from last quarter and 12 basis points from first quarter a year ago. The lower net interest margin primarily reflects the impact of the extended low rate environment and the incremental effect of the acquisitions.

The following table reflects the components of Sky Financial’s net interest income for the three months ended March 31, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$33,800	$88	1.05%	$28,096	$47.67%
Federal funds sold	5,165	12.96		1,831	5	1.06
Securities	2,449,138	26,679	4.38	2,254,581	26,686	4.81
Loans and loans held for sale	8,692,269	123,093	5.70	7,431,937	115,700	6.33

Total interest-earning assets	11,180,372	149,872	5.39	9,716,445	142,438	5.96
Assets of discontinued operations	864,778			655,232

Noninterest-earning assets	844,564			656,200

Total assets	$12,889,714			$11,027,877

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$1,107,652	350.13		$832,188	270.13
Savings deposits	2,689,994	6,372.95		2,333,925	8,345	1.45
Time deposits	3,650,512	25,600	2.82	3,659,200	29,745	3.31

Total interest-bearing deposits	7,448,158	32,322	1.75	6,825,313	38,360	2.29
Short-term borrowings	988,628	5,248	2.14	772,361	4,696	2.47
Junior Subordinated Debentures/ Trust Preferred Securities	164,859	2,016	4.92	116,515	1,325	4.62
Debt and FHLB advances	1,083,015	7,632	2.83	780,350	6,968	3.63

Total interest-bearing liabilities	9,684,660	47,218	1.96	8,494,539	51,350	2.46

Liabilities of discontinued operations	801,742			615,457
Noninterest-bearing liabilities	1,369,713			1,075,581

Shareholders’ equity	1,033,599			842,300

Total liabilities and equity	$12,889,714			$11,027,877

Net interest income (tax equivalent basis)		$102,654			$91,088

Net interest rate spread (tax equivalent basis)			3.43%			3.50%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.81%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $835 or 11.1% to $6,665 in the first quarter of 2004 compared to $7,500 in the first quarter of 2003. The lower provision for credit losses in the first quarter of 2004 was due to lower net charge-offs and less growth in the loan portfolio as compared to the first quarter of 2003. Net charge-offs were $6,565 or 0.30% (annualized) of average loans during the three months ended March 31, 2004, compared to $7,252 or 0.40% (annualized) for the same period in 2003.

	March 31, 2004	December 31, 2003	March 31, 2003
Allowance for credit losses as a percentage of loans	1.46%	1.45%	1.45%
Allowance for credit losses as a percentage of non-performing loans	137.84%	151.30%	168.26%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $26,600 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses offset by a decrease in mortgage banking revenues. Non-interest income for the first quarter of 2004 was $43,409, an increase of $3,623 or 9.1% from $39,786 for the same quarter of 2003. Non-interest income growth was most significant in brokerage and insurance commissions, which recorded revenues of $14,308 during the first quarter of 2004, an increase of $3,717 or 35.1% from the same period in 2003, reflecting growth from both acquisitions and increased sales. Service charges for the first quarter of 2004 were $9,642, up $1,038 or 12.1% from the first quarter of 2003 primarily due to deposit growth from acquisitions. Mortgage banking income was $5,445 during the first quarter of 2004, a decrease of $3,913 or 41.8%, due primarily to a decrease in loan originations as compared to the same period of 2003.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Metropolitan and GLB acquisitions. Non-interest expense for the first quarter of 2004 was $78,503, an increase of $9,933 or 14.5%, from $68,570 reported for the same quarter of 2003. Salary and other employee costs were $44,198, up $5,808 or 15.1% as compared to the first quarter of 2003 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $12,874, up $1,038 or 8.8% compared to the same period of 2003 and other operating expenses were $19,178, up $2,254 or 13.3% as compared to the first quarter of 2003, both due primarily to acquisitions. Merger, integration and restructuring charges were recognized in the first quarter of 2004 due to the sale of Sky Financial Solutions. The efficiency ratio was 53.75% for the first quarter of 2004, up from 52.39% for the same quarter last year.

Income Taxes

The provision for income taxes for the first quarter of 2004 increased $1,840 to $20,092 from $18,252 for the same period in 2003. The effective tax rate for the three months ended March 31, 2004 was 33.5% as compared to 33.7% for the same period in 2003.

Balance Sheet

At March 31, 2004, total assets were $12,093,391, a decrease of $852,804 from December 31, 2003. This decrease was primarily attributable to the sale of Sky Financial Solutions, which had assets of $874,765 at December 31, 2003. Assets from continuing operations increased $21,961 from December 31, 2003, due primarily to an increase in securities available for sale of $102,447 due to increased investment purchases, an increase in loans held for sale of $29,588 due to the timing of mortgage loan sales, an increase in goodwill of $8,249 due to the purchase of Spenser-Patterson and an increase in other assets of $16,897, due to net changes in interest receivable and various other asset accounts. The increases were partially offset by a decrease in loans of $88,211 and cash and interest bearing deposits of $44,338. The decrease in loans is due to portfolio loans of $115,975 at December 31, 2003 recorded at Sky Bank that were sold with Sky Financial Solutions. After excluding these portfolio loans, the loan balance grew organically $27,764.

The net growth in assets was funded primarily by growth in total deposits, up $255,813, due primarily to organic growth. Debt decreased $382,466, due to the payoff of the line of credit, as well as payments on FHLB advances, repurchase agreements and federal funds purchased.

Shareholders’ equity totaled $1,066,157 at March 31, 2004, increasing $67,581 from December 31, 2003. Common stock increased $13,262, mainly due to $7,637 of stock issued to Spencer-Patterson shareholders. Net retained earnings (net income less cash dividends) for the three months ended March 31, 2004 totaled $39,129. Accumulated other comprehensive income increased by $15,190, primarily due to an increase in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31, 2004	December 31, 2003	March 31, 2003
Non-accrual loans	$90,132	$81,979	$62,257
Restructured loans	585	599	1,291

Total non-performing loans	90,717	82,578	63,548
Other real estate owned	10,775	10,441	4,679

Total non-performing assets	$101,492	$93,019	$68,227

Loans 90 days or more past due and not on non-accrual	$26,039	$13,841	$12,995
Non-performing loans to total loans	1.06%	.96%	.87%
Non-performing assets to total loans plus other real estate owned	1.19	1.08	.93
Allowance for credit losses to total non-performing loans	137.84	151.30	168.26
Loans 90 days or more past due and not on non-accrual to total loans	.30	.16	.18

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $107,366 and $98,312 at March 31, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans results from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Included in non-accrual loans at March 31, 2004 are $26,600 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

Allowance for Credit Losses

The following table presents a summary of Sky Financial’s credit loss experience for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Balance of allowance at beginning of year	$124,943	$106,675

Loans charged-off:
Real estate	(1,850)	(1,713)
Commercial and agricultural	(1,934)	(1,455)
Installment and credit card	(4,523)	(5,547)
Other loans	(41)	(86)

Total loans charged-off	(8,348)	(8,801)

Recoveries
Real estate	388	49
Commercial and agricultural	212	287
Installment and credit card	1,183	1,213

Total recoveries	1,783	1,549

Net loans charged-off	(6,565)	(7,252)
Provision charged to operating expense	6,665	7,500

Balance of allowance at end of period	$125,043	$106,923

Ratio of net charge-offs to average loans Outstanding	.30%	.40%

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

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, macro credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
Real estate	$48,270	$46,670
Commercial, financial and agricultural	40,085	39,967
Installment and credit card	26,137	26,519
Construction	2,856	2,295
Unallocated	7,695	9,492

Total	$125,043	$124,943

Discontinued Operations

Net income from discontinued operations was $18,725 during the first quarter of 2004 versus $236 during the same period in 2003 due primarily to the gain recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows, or financial position.

Liquidity and Capital Resources

Management of liquidity is of growing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets, and the availability of alternative sources of funds. To meet the needs of the clients and to manage the risk of the bank, financial institutions have developed innovative ways to meet clients needs while at the same time manage both liquidity and interest rate risk. This is being done through liquidity management and the balance of deposit growth and alternative sources of borrowing.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2004 securities and other short-term investments with maturities of one year or less totaled $13,801. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $642,000 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2004, the banking subsidiary had total credit availability with the FHLB of $1,276,859, of which it had outstanding borrowings of $820,176.

During 2003, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $120,000 through May 30, 2004. Management has the intent and ability to renegotiate this agreement for substantially similar terms during the second quarter of 2004.

Sky Financial enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly.

A schedule of significant commitments at March 31, 2004 follows:

Commitments to extend credit	$2,474,460
Standby letters of credit	325,700
Letters of credit	2,342

Sky Financial currently does not have an authorization to repurchase shares from the Board of Directors.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $36,293 at March 31, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At March 31, 2004, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for six months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

Forward-Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition, reorganization and divestiture transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial’s customers; customer reaction to and unforeseen complications with respect to Sky Financial’s integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions; and other risks identified from time-to-time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, which contains important new requirements for public companies in the area of financial disclosure, internal controls and corporate governance. We do not anticipate any significant changes in the operations of and reporting by Sky Financial as a result of the Act. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report as filed with the SEC. See “Controls and Procedures” for Sky Financial’s evaluation of disclosure controls and procedures.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk that a financial institution’s earnings and capital, or its ability to meet its business objectives, will be adversely affected by movements in market rates or prices such as interest rates, foreign exchange rates, equity prices, credit spreads and/or commodity prices. Within Sky Financial, the dominant market risk exposure is changes in interest rates. The negative effect of this exposure is felt through the net interest margin, mortgage banking revenues and the market value of various assets and liabilities.

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at March 31, 2004 and December 31, 2003. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points was not measured due to the low probability of such a decline.

The following table presents the potential ratio of Sky Financial’s interest rate sensitive assets (i.e. assets that will mature or reprice within a specific time period) divided by its interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within a specific time period), commonly referred to as the “interest rate sensitivity gap” or “gap”, over a six-month time period and a twelve-month time period.

	March 31, 2004	ALCO Max	Guidelines Min
Six Month	124.0%	125%	95%
Twelve Month	114.5	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	March 31, 2004	December 31, 2003	ALCO Guidelines
One Year Net Interest
Income Change
+300 Basis points	4.5%	1.6%	—%
+200 Basis points	3.4	1.3	(10.0)
+100 Basis points	1.9	.7	(5.0)
-100 Basis points	(4.7)	(2.9)	(5.0)
Economic Value of Equity
+300 Basis points	(14.1)	(18.0)	—
+200 Basis points	(8.2)	(11.0)	(15.0)
+100 Basis points	(3.0)	(4.7)	(10.0)
-100 Basis points	(0.5)	1.6	(10.0)

The projected volatility of net interest income and the economic value of equity at March 31, 2004 and December 31, 2003 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage it interest rate risk. At March 31, 2004, the fair values of Sky Financial’s derivative arrangements aggregated $7,385 on contracts with notional amounts of $197,200.

Item 4. Controls and Procedures

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of March 31, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure and controls procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of March 31, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of March 31, 2004, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a current outstanding balance of $26,600, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 21, 2004, ballot totals for the election of five (5) Class III Directors to serve a three-year term until the Annual Meeting of Shareholders in 2007 were as follows:

Class III Directors Term Expires 2007	FOR	WITHHELD
Fred H. Johnson, III.	73,379,592	2,369,680
Gerard P. Mastroianni	74,589,571	1,159,701
James C. McBane	73,818,892	1,930,380
Robert E. Spitler	73,448,628	2,300,644
Joseph N. Tosh, II.	74,358,451	1,490,821

Total shares voted were 75,749,272 or 81.43% of the outstanding shares.

The following incumbent Class I and Class II Directors who were not nominees for election at the April 17, 2002 Annual Meeting were as follows:

Marty E. Adams

George N. Chandler

Robert C Duvall

Marylouise Fennell, RSM

D. James Hilliker

Richard R. Hollington, Jr.

Jonathan A. Levy

Thomas J. O’Shane

Gregory L. Ridler

Edward J. Reiter

Emerson J. Ross Jr.

C. Gregory Spangler

Ballot totals for approval of the Seventh Amended and Restated Articles of Incorporation of Sky Financial Group, Inc. were as follows:

FOR	WITHHELD
66,856,631	8,892,641

Total shares voted were 75,749,272 or 81.43% of the outstanding shares.

Ballot totals for approval of the 2004 Restricted Stock Plan were as follows:

FOR	WITHHELD
54,528,339	6,541,884

Total shares voted were 61,070,223 or 65.65% of the outstanding shares.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

(3)	Seventh Amended and Restated Articles of Incorporation of Sky Financial Group, Inc.

(11.1)	Statement Re Computation of Earnings Per Common Share The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 “Earnings Per Share” on page 11 of Sky Financial’s Form 10-Q for September 30, 2003.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

Current report on Form 8-K dated January 13, 2004, announcing that it had entered into a definitive agreement to acquire Second Bancorp, Incorporated, Warren, Ohio, and its wholly-owned subsidiary, Second National Bank.

Current report on Form 8-K dated January 22, 2004 reporting Sky Financial’s third quarter and year end results.

Current report on Form 8-K dated February 4, 2004 announcing that the Annual Meeting of Sky Financial’s Shareholders will be held on April 24, 2004.

Current report on Form 8-K dated February 24, 2004 filing Investor Slides presented to at the Midwest Super-Community Bank Conference.

Current report on Form 8-K dated April 21, 2004, reporting Sky Financial’s first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: May 10, 2004

SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description	Page Number
(3)	Seventh Amended and Restated Articles of Incorporation of Sky Financial Group, Inc.

(11.1)	Statement Re Computation of Earnings Per Common Share The information required by this exhibit is incorporated herein by reference from the information contained in Note 7 “Earnings Per Share” on page 11 of Sky Financial’s Form 10-Q for March 31, 2004.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.