Form 10-Q
period 2004-06-30
SKY FINANCIAL GROUP INC
filed 2004-08-05
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 105,603,185 at July 31, 2004.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	June 30, 2004	December 31, 2003
Assets
Cash and due from banks	$223,255	$251,364
Interest-earning deposits with financial institutions	27,100	22,808
Loans held for sale	15,834	28,062
Securities available for sale	2,541,687	2,511,369
Total loans	8,794,596	8,643,862
Less allowance for credit losses	(125,661)	(124,943)

Net loans	8,668,935	8,518,919
Premises and equipment, net	145,315	153,285
Goodwill	198,322	185,859
Core deposits and other intangibles, net	48,264	51,155
Assets of discontinued operations	—	874,765
Accrued interest receivable and other assets	373,171	348,609

Total assets	$12,241,883	$12,946,195

Liabilities
Deposits
Non-interest bearing deposits	$1,297,942	$1,233,272
Interest-bearing deposits	7,484,259	7,282,261

Total deposits	8,782,201	8,515,533
Securities sold under repurchase agreements and federal funds purchased	844,738	994,896
Debt and Federal Home Loan Bank advances	1,291,123	1,310,975
Junior subordinated debentures owed to unconsolidated subsidiary trusts	145,584	164,806
Liabilities of discontinued operations	—	822,498
Accrued interest payable and other liabilities	138,029	138,911

Total Liabilities	11,201,675	11,947,619

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 150,000 shares authorized; 93,420 and 92,485 shares issued in 2004 and 2003	789,815	764,860
Retained earnings	293,727	234,000
Treasury stock; 45 and 42 shares in 2004 and 2003	(742)	(742)
Accumulated other comprehensive income (loss)	(42,592)	458

Total Shareholders’ Equity	1,040,208	998,576

Total Liabilities and Shareholders’ Equity	$12,241,883	$12,946,195

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Interest Income
Loans, including fees	$121,404	$125,799	$244,497	$241,500
Securities
Taxable	26,453	23,987	52,161	49,806
Non-taxable	82	314	201	463
Federal funds sold and other	88	129	189	179

Total interest income	148,027	150,229	297,048	291,948

Interest Expense
Deposits	31,779	37,518	64,101	75,878
Borrowed funds	13,561	15,690	28,457	28,679

Total interest expense	45,340	53,208	92,558	104,557

Net Interest Income	102,687	97,021	204,490	187,391
Provision for Credit Losses	11,020	8,325	17,685	15,825

Net interest income after provision for credit losses	91,667	88,696	186,805	171,566

Non-Interest Income
Brokerage and insurance commissions	13,451	10,815	27,759	21,406
Service charges and fees on deposit accounts	11,107	9,489	20,749	18,094
Trust services income	4,101	3,652	8,206	6,991
Mortgage banking income	6,879	13,884	12,324	23,242
Net securities gains	2,877	83	4,405	560
Other income	11,194	9,160	19,575	16,576

Total non-interest income	49,609	47,083	93,018	86,869

Non-Interest Expense
Salaries and employee benefits	43,740	41,083	87,938	79,473
Occupancy and equipment expense	13,436	11,890	26,310	23,726
Merger, integration and restructuring expense	—	3,486	346	3,486
Amortization expense	1,943	1,704	3,850	3,124
Other operating expense	23,179	21,958	42,357	38,883

Total non-interest expense	82,298	80,121	160,801	148,692

Income From Continuing Operations Before Income Taxes	58,978	55,658	119,022	109,743
Income Taxes From Continuing Operations	18,777	18,836	38,869	37,088

Income From Continuing Operations	40,201	36,822	80,153	72,655
Income From Discontinued Operations, net of tax of $0 and $369 and $10,105 and $498 for three months and six months ended 2004 and 2003, respectively	—	687	18,725	924

Net Income	$40,201	$37,509	$98,878	$73,579

Income From Continuing Operations per Common Share
Basic	$.43	$.41	$.86	.83
Diluted	.43	.41	.85	.82
Income From Discontinued Operations per Common Share
Basic	—	.01	.20	.01
Diluted	—	.01	.20	.01
Income per Common Share
Basic	$.43	.42	1.06	.84
Diluted	.43	.42	1.05	.83

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance at beginning of period	$1,066,157	$842,302	$998,576	$832,433
Comprehensive income
Net income	40,201	37,509	98,878	73,579
Other comprehensive loss	(58,243)	(3,813)	(43,050)	(12,398)

Total comprehensive income (loss)	(18,042)	33,696	55,828	61,181

Common cash dividends	(19,602)	(18,012)	(39,150)	(35,473)
Shares issued for stock option exercises	7,137	1,705	12,759	2,051
Common shares issued to acquire Spencer-Patterson	—	—	7,637	—
Common shares issued to acquire EOB, Inc.	4,558	—	4,558	—
Common shares issued to acquire Metropolitan Financial Corp.	—	55,294	—	55,294
Fractional shares and other items	—	25	—	(476)

Balance at end of period	$1,040,208	$915,010	$1,040,208	$915,010

Common cash dividend per share	$.21	$.20	$.42	$.40

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands, except share data)	Six Months Ended June 30,
	2004	2003
Operating Activities
Net cash provided from continuing operations	$92,946	$56,159
Net cash provided from (used for) discontinued operations	15,165	(1,183)

Net cash provided from (used for) operations	108,111	54,976

Investing Activities
Net (increase) decrease in interest bearing deposits in other banks	(4,292)	3,960
Net decrease in federal funds sold		11,100
Securities available for sale:
Proceeds from maturities and payments	434,599	910,102
Proceeds from sales	112,054	92,006
Purchases	(643,003)	(1,144,073)
Proceeds from sales of non-mortgage loans	14,838	447,499
Net increase in loans	(184,664)	(599,356)
Purchases of premises and equipment	(2,251)	(5,623)
Proceeds from sales of premises and equipment	187	380
Proceeds from sales of other real estate	1,790	3,920
Proceeds from sale of discontinued operations, net of cash sold	71,441	—
Net cash received in acquisitions	—	48,394
Other items	—	(154)

Net cash provided used for investing activities from continuing operations	(199,301)	(231,845)
Net cash used for investing activities from discontinued operations	(26,126)	(79,116)

Net cash used for investing activities	(225,427)	(310,961)

Financing Activities
Net increase in deposit accounts	266,668	142,933
Net increase (decrease) in federal funds and repurchase agreements	(150,158)	104,685
Net increase (decrease) in borrowings under bank lines of credit	(60,216)	9,752
Net increase (decrease) in short-term FHLB advances	(125,000)	30,000
Proceeds from issuance of debt and long-term FHLB advances	199,022	50,580
Repayment of debt and long-term FHLB advances	(45,847)	(104,213)
Cash dividends and fractional shares paid	(39,150)	(35,949)
Proceeds from issuance of common stock	12,759	2,051

Net cash provided from financing activities from continuing operations	58,078	199,839
Net cash provided from financing activities from discontinued operations	31,129	96,179

Net cash provided from financing activities	89,207	296,018

Net increase (decrease) in cash and due from banks	(28,109)	40,033
Cash and due from banks at beginning of period	251,364	253,172

Cash and due from banks at end of period	223,255	293,205
Less cash at discontinued operations	—	(13,877)

Cash at year end, net of discontinued operations	$223,255	$279,328

Supplemental Disclosures
Interest paid	$90,804	$104,276
Income taxes paid	16,300	49,331
Non-cash transactions
Common shares issued to acquire Spencer-Patterson.	7,637
Common shares issued to acquire EOB, Inc.	4,558
Common shares issued to acquire Metropolitan		55,294

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2004, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the results of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

On March 9, 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin in the second quarter of 2004 did not have a material impact on Sky Financial.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. EITF 03-1 is effective for Sky Financial in the third quarter of 2004. Gross unrealized losses on available for sale securities was $66,530 at June 30, 2004. Sky Financial is continuing to evaluate the impact of EITF 03-1. The amount of other than temporary impairment to be recognized, if any, will be dependent on market conditions and management’s intent and ability at the time of the evaluation to hold underwater investments until a forecasted recovery in the fair value up to and beyond the adjusted cost.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Sky Financial’s financial condition, results of operations, or cash flows.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income, as reported	$40,201	$37,509	$98,878	$73,579
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	630	532	1,260	1,064

Pro forma net income	$39,571	$36,977	$97,618	$72,515

Earnings per share:
Basic – as reported	$.43	$.42	$1.06	$.84

Basic – pro forma	$.42	$.41	$1.05	$.83

Diluted – as reported	$.43	$.42	$1.05	$.83

Diluted – pro forma	$.42	$.41	$1.04	$.82

3.	Critical Accounting Policies

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

Community Banking

On July 1, 2004, Sky Financial acquired Second Bancorp Incorporated (Second Bancorp), a $2.1 billion bank holding company headquartered in Warren, Ohio, and its wholly-owned subsidiary Second National Bank by acquiring all of the outstanding capital stock of Second Bancorp for an aggregate purchase price of approximately $315,000. Second Bancorp shareholders received approximately 12,200 shares of Sky Financial common stock.

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

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Metropolitan and GLB occurred at the beginning of 2003. The pro forma results of operations for all other acquisitions completed as of June 30, 2004, are not significant and, accordingly, are not presented.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Net interest income	$102,140	$204,509
Income from continuing operations	30,792	68,361
Earnings per share from continuing operations – Basic	.34	.76
Earnings per share from continuing operations – Diluted	.34	.76

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

All of the purchases completed in 2004 and 2003 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. Disclosures of the pro forma results of the acquisitions of the financial service affiliates are immaterial to Sky Financial’s consolidated financial statements.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation and the condensed consolidated financial statements as of December 31, 2003 and for the three and six months ended June 30, 2003 have been reclassified to reflect this presentation. Sky Financial Solutions results of operations for the three months ended June 30, 2004 and 2003 included revenues of $0 and $8,353, respectively, and pre-tax net income of $0 and $1,086, respectively. Results of operations for the six months ended June 30, 2004 and 2003 included revenues of $38,714 and $16,470, respectively and pre-tax net income of $28,830 and $1,494, respectively. Revenues and pre-tax income for the six months ended June 30, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

The major classes of assets and liabilities included in the condensed consolidated balance sheets as of December 31, 2003 are as follows:

Assets
Cash	$91,763
Net loans	763,408
Other assets	19,594

Total assets	$874,765

Liabilities
Debt	$799,990
Accrued interest payable and other liabilities	22,508

Total liabilities	$822,498

5.	Securities Available for Sale

The unrealized gains and losses and estimated fair values at June 30, 2004 and December 31, 2003 are as follows:

June 30, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$198,151	$750	$(3,007)
Obligations of state and political subdivisions	18,081	107	(56)
Corporate and other securities	65,887	1,955	(249)
Mortgage-backed securities	2,122,762	3,410	(61,965)

Total debt securities available for sale	2,404,881	6,222	(65,277)
Marketable equity securities	43,474	3,929	(1,253)
FHLB, FRB and Banker’s Bank Stock	93,332	—	—

Total securities available for sale	$2,541,687	$10,151	$(66,530)

December 31, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$326,158	$2,748	$(508)
Obligations of state and political subdivisions	22,337	164	(33)
Corporate and other securities	69,446	3,011	—
Mortgage-backed securities	1,955,606	15,090	(15,620)

Total debt securities available for sale	2,373,547	21,013	(16,161)
Marketable equity securities	45,862	6,337	(938)
FHLB, FRB and Banker’s Bank Stock	91,960	—	—

Total securities available for sale	$2,511,369	$27,350	$(17,099)

6.	Loans

The loan portfolios are as follows:

	June 30, 2004	December 31, 2003
Real estate loans:
Construction	$379,361	$491,086
Residential mortgage	2,171,757	2,045,317
Non-residential mortgage	3,037,875	2,896,116
Commercial, financial and agricultural	2,510,871	2,440,442
Installment loans	694,732	770,901

Total loans	$8,794,596	$8,643,862

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	June 30, 2004	December 31, 2003
Non-accrual loans	$95,674	$81,979
Restructured loans	575	599

Total non-performing loans	$96,249	$82,578

Non-accrual loans include $26,600 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7.	Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	June 30, 2004	December 31, 2003
Borrowings under bank lines of credit	$—	$60,216
Borrowings under FHLB lines of credit	1,124,604	1,084,133
Subordinated note, 5.35%, due April 2013	50,000	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	27,351	27,765
Due June 2027 at 10.20%	23,958	24,491
Due May 2030 at 9.34%	63,347	64,955
Due June 2029 at 9.50%	—	16,667
Due October 2033 at 4.09% (variable)	30,928	30,928
Capital lease obligation	1,052	1,117
Other items	467	509

Total borrowings	$1,436,707	$1,475,781

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

8.	Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Securities available for sale:
Unrealized securities gains (losses) arising during period	$(87,815)	$2,149	$(55,223)	$(9,479)
Reclassification adjustment for (gains) losses included in income	2,877	(83)	4,405	(560)

	(84,938)	2,066	(50,818)	(10,039)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	(4,667)	(8,709)	(16,031)	(10,642)
Amounts reclassified to interest expense	—	777	616	1,607

	(4,667)	(7,932)	(15,415)	(9,035)

Net unrealized gain (loss)	(89,605)	(5,866)	(66,233)	(19,074)
Tax effect	31,362	2,053	23,183	6,676

Total other comprehensive income (loss)	$(58,243)	$(3,813)	$(43,050)	$(12,398)

9.	Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended June 30, 2004 and 2003, 1,402 and 2,260 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2004 and 2003, 50 and 1,430 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Income From Continuing Operations	$40,201	$36,822	$80,153	$72,655
Income From Discontinued Operations	—	687	18,725	924

Net income	$40,201	$37,509	$98,878	$73,579

Denominator:
Weighted-average common shares outstanding (basic)	93,322	89,057	93,140	88,064
Effect of stock options	992	602	1,134	568

Weighted-average common shares outstanding (diluted)	94,314	89,659	94,274	88,632

Income From Continuing Operations per share
Basic	$.43	$.41	$.86	$.83
Diluted	.43	41.85		.82
Income from Discontinued Operations per share:
Basic	—	.01	.20	.01
Diluted	—	.01	.20	.01
Earnings per share:
Basic	$.43	$.42	$1.06	$.84
Diluted	.43	.42	1.05	.83

10.	Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2004, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,246,300	13.0%	$769,389	8.0%	$961,736	10.0%
Sky Bank	1,053,323	11.3	744,237	8.0	930,296	10.0
Tier I capital to risk-weighted assets
Sky Financial	$983,022	10.2%	$384,694	4.0%	$577,042	6.0%
Sky Bank	860,876	9.3	372,118	4.0	558,177	6.0
Tier I capital to average assets
Sky Financial	$983,022	8.3%	$474,595	4.0%	$593,244	5.0%
Sky Bank	860,876	7.4	467,716	4.0	584,645	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,194,121	11.8%	$807,852	8.0%	$1,009,815	10.0%
Sky Bank	1,009,529	11.2	723,302	8.0	904,127	10.0
Tier I capital to risk-weighted assets
Sky Financial	$908,756	9.0%	$403,926	4.0%	$605,889	6.0%
Sky Bank	820,683	9.1	361,651	4.0	542,476	6.0
Tier I capital to average assets
Sky Financial	$908,756	7.3%	$500,565	4.0%	$625,707	5.0%
Sky Bank	820,083	7.1	460,498	4.0	575,622	5.0

11.	Goodwill and Intangible Assets

Goodwill at June 30, 2004 and December 31, 2003 was $198,322 and $185,859 respectively. Sky Financial recorded $7,533 in goodwill as a result of the Spencer-Patterson acquisition and $4,930 as a result of the EOB, Inc. acquisition. Management is still reviewing the valuations of certain assets and liabilities and may adjust goodwill once these assessments are completed. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2004 and determined that goodwill was not impaired.

Net other intangible assets at June 30, 2004 and December 31, 2003 were $48,264 and $51,155, respectively. These assets consist primarily of core deposits intangibles and are being amortized in accordance with Sky Financial’s policy. For the years ended December 31, 2004 through 2008, estimated future amortization expense is estimated to be approximately $7,700 per year.

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

Selected segment information for the three months ended June 30, 2004 and 2003 is included in the following tables:

Three months ended June 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$103,402	$129	$(844)	$102,687
Provision for credit losses	11,040	(20)	—	11,020

Net interest income after provision	92,362	149	(844)	91,667
Non-interest income	31,949	16,379	1,281	49,609
Non-interest expense	67,975	13,203	1,120	82,298

Income from continuing operations before income taxes	56,336	3,325	(683)	58,978
Income taxes from continuing operations	19,024	1,358	(1,605)	18,777

Net income from continuing operations	$37,312	$1,967	$922	$40,201

Goodwill at April 1, 2004	$152,214	$41,894	$—	$194,108
Net activity	—	4,214	—	4,214

Goodwill at June 30, 2004	$152,214	$46,108	$—	$198,322

Average assets	$11,892,256	$100,041	$122,124	$12,114,421
Depreciation and amortization	5,258	285	204	5,747

Three months ended June 30, 2003	Community Banking	Financial Services Affiliates	Parent and Other	Total
Net interest income	$97,903	$90	$(972)	$97,021
Provision for credit losses	8,100	225	—	8,325

Net interest income after provision	89,803	(135)	(972)	88,696
Non-interest income	32,552	13,622	909	47,083
Non-interest expense	65,768	10,949	3,404	80,121

Income (loss) from continuing operations income taxes	56,587	2,538	(3,467)	55,658
Income taxes from continuing operations	19,095	911	(1,170)	18,836

Net income (loss) from continuing operations	$37,492	$1,627	$(2,297)	$36,822

Goodwill at April 1, 2003	$79,051	$29,905	$—	$108,956
Net activity	52,642	—	—	52,642

Goodwill at June 30, 2003	$131,693	$29,905	$—	$161,598

Average assets	$11,257,865	$72,793	$155,332	$11,485,990
Depreciation and amortization	5,074	234	177	5,485

Selected segment information for the six months ended June 30, 2004 and 2003 is included in the following tables:

Six months ended June 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$205,827	$295	$(1,632)	$204,490
Provision for credit	17,510	175	—	17,685

Net interest income after provision	188,317	120	(1,632)	186,805
Non-interest income	57,112	34,004	1,902	93,018
Non-interest expense	135,081	25,511	209	160,801

Income from continuing operations before income taxes	110,348	8,613	61	119,022
Income taxes from continuing operations	37,203	3,489	(1,823)	38,869

Net income from continuing operations	$73,145	$5,124	$1,884	$80,153

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	—	12,463	—	12,463

Goodwill at June 30, 2004	$152,214	$46,108	$—	$198,322

Average assets	$11,822,278	$95,878	$151,072	$12,069,228
Depreciation and amortization	10,547	524	393	11,464

Six months ended June 30, 2003	Community Banking	Financial Services Affiliates	Parent and Other	Total
Net interest income	$187,846	$221	$(676)	$187,391
Provision for credit losses	15,375	450	—	15,825

Net interest income after provision	172,471	(229)	(676)	171,566
Non-interest income	58,546	26,709	1,614	86,869
Non-interest expense	122,605	21,499	4,588	148,692

Income (loss) from continuing operations income taxes	108,412	4,981	(3,650)	109,743
Income taxes from continuing operations	36,422	1,997	(1,331)	37,088

Net income (loss) from continuing operations	$71,990	$2,984	$(2,319)	$72,655

Goodwill at January 1, 2003	$79,119	$29,657	$—	$108,776
Net activity	52,574	248	—	52,822

Goodwill at June 30, 2003	$131,693	$29,905	$—	$161,598

Average assets	$10,711,348	$73,709	$147,415	$10,932,472
Depreciation and amortization	9,743	465	369	10,577

13.	Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities.

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $215,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the junior subordinated debentures and FHLB advances and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

Sky Financial has entered into amortizing interest rate swaps to fix the rate on its $40,000 of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48.6 million of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal funds purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $110 in the first half of 2004 and 2003. No deferred gains or losses in accumulated other comprehensive income at June 30, 2004 are expected to be reclassified to earnings in 2004.

The following table presents the contract/notional and fair value amounts of all derivative transactions at June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$323,600	$2,440	$108,600	$5,129
Cash flow hedges	40,000	(121)	40,000	91
Interest rate caps	48,600	514	48,600	728

Derivative instruments	$412,200	$2,833	$197,200	$5,948

14.	Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the six months ended June 30, 2004:

Beginning balance	$2,523
Accruals	346
Cash payments	(1,050)

Ending balance	$1,819

Sky Financial recorded merger, integration and restructuring expense during the first quarter of 2004 associated with the sale of Sky Financial Solutions.

15.	Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds or insurance policies as security for four related loans aggregating $26,600. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with legal counsel, management believes that the credits are well secured and the prospects for recovery of all principal and interest are good. The entire portfolio has been placed on non-accrual status pending outcome of the litigation.

A schedule of significant commitments at June 30, 2004 follows:

Commitments to extend credit	$2,577,706
Standby letters of credit	324,743
Letters of credit	2,184

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

(Dollars in thousands, except per share data)

Three Months Ended June 30, 2004 and 2003

Results of Operations

Diluted earnings per common share for the second quarter of 2004 was $.43 ($.43 basic), compared to $.42 ($.42 basic) for the same period in 2003. Net income for the second quarter of 2004 was $40,201, an increase of $2,692 over the second quarter of 2003 net income of $37,509. Return on average equity (ROE) and return on average assets (ROA) were 15.25% and 1.33%, respectively, for the second quarter of 2004, compared to 16.78% and 1.29%, respectively, in 2003.

Diluted earnings per common share from continuing operations for the second quarter of 2004 was $.43 ($.43 basic), as compared to $.41 ($.41 basic) for the same period in 2003. Income from continuing operations for the second quarter of 2004 was $40,201, an increase of $3,379 over the second quarter of 2003 net income from continuing operations of $36,822. Sky Financial’s net income from continuing operations during the second quarter of 2004 includes the results of Metropolitan, which was acquired in May 2003 and GLB, which was acquired in October 2003. The results of second quarter of 2003 were impacted by merger, integration and restructuring expenses of $3,486 ($2,265 after-tax), which impacted diluted earnings per share by $.03. ROE and ROA on a continuing operations basis were 15.25% and 1.33%, respectively, for the second quarter of 2004, compared to 16.47% and 1.29%, respectively, in 2003.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the second quarter ended June 30, 2004 and 2003 are summarized in the table below.

	Net Income (Loss)
Quarter Ended June 30,	2004	2003
Community Banking	$37,312	37,492
Financial Services Affiliates	1,967	1,627
Parent and Other	922	(2,297)

Consolidated Total	$40,201	$36,822

The lower community banking net income in the second quarter of 2004 as compared to the same period of the previous year is mainly due to lower mortgage banking income, offset by the net positive impact from acquisitions. The second quarter 2004 reflects higher net interest income, service charges and fees on deposits and gains on sale of securities. These increases were more than offset by a decrease in mortgage banking income and an increase in employee expenses and other operating expenses. The efficiency ratio for the community banking segment was 49.92% for the second quarter of 2004 compared to 50.10% in the second quarter of 2003. The 2004 community banking results reflect a ROE of 15.48% and a ROA of 1.26% compared to 17.63% and 1.34%, respectively, in the second quarter of 2003.

The financial service affiliates’ net income increased as compared to 2003 from growth in brokerage and insurance commissions as a result of increased sales and acquisitions.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The increase in net income for parent and other is due to decreased merger, integration and restructuring charges and a lower effective rate on income taxes during the second quarter of 2004 as compared to the same period in the previous year.

Net Interest Income

Net interest income for the second quarter of 2004 was $102,687, an increase of $5,666 or 5.8% from $97,021 in the second quarter of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 5.2% from the second quarter last year, with strong growth in average loans, increasing 6.6% from last year, which included organic growth of 3.3% and the impact of Metropolitan and Great Lakes. Average deposits were up 4.3% from the same quarter last year, however, decreased 1.7% when excluding the impact of Great Lakes and Metropolitan. Sky Financial’s net interest margin for the three months ended June 30, 2004 was 3.69%, consistent with last quarter and an increase of 3 basis points from second quarter a year ago. The higher net interest margin primarily reflects the improvements in funding mix and pricing, despite the lower rate environment versus last year.

The following table reflects the components of Sky Financial’s net interest income for the three months ended June 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$36,385	$87.96%		$30,839	$88	1.14%
Federal funds sold	885	2.91		1,084	3.98
Securities	2,570,976	27,347	4.28	2,497,796	25,164	4.04
Loans and loans held for sale	8,663,780	121,403	5.64	8,189,863	125,799	6.16

Total interest-earning assets	11,272,026	148,839	5.31	10,719,582	151,054	5.65

Assets from discontinued operations	—			694,027

Noninterest-earning assets	842,395			766,408

Total assets	$12,114,421			$12,180,017

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$239,174	385.65		$215,687	370.69
Savings deposits	3,554,212	5,948.67		3,344,855	8,683	1.04
Time deposits	3,724,467	25,446	2.75	3,806,940	28,464	3.00

Total interest-bearing deposits	7,517,853	31,779	1.70	7,367,482	37,517	2.04
Short-term borrowings	788,596	4,035	2.06	882,223	4,978	2.26
Junior Subordinated Debentures/ Trust Preferred Securities	163,503	1,823	4.48	152,419	1,604	4.22
Debt and FHLB advances	1,145,664	7,703	2.70	1,032,097	9,109	3.54

Total interest-bearing liabilities	9,615,616	45,340	1.90	9,434,221	53,208	2.26

Liabilities of discontinued operations	—			654,790
Noninterest-bearing liabilities	1,438,287			1,194,492
Shareholders’ equity	1,060,518			896,514

Total liabilities and equity	$12,114,421			$12,180,017

Net interest income (tax equivalent basis)		$103,499			$97,846

Net interest rate spread (tax equivalent basis)			3.41%			3.39%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.66%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $2,695 or 32.4% to $11,020 in the second quarter of 2004 compared to $8,325 in the second quarter of 2003. The higher provision for credit losses in the second quarter of 2004 was due to higher net charge-offs and strong growth in the loan portfolio. Net charge-offs were $10,402 or 0.48% (annualized) of average loans during the three months ended June 30, 2004, compared to $7,075 or 0.35% (annualized) for the same period in 2003.

	June 30, 2004	December 31, 2003	June 30, 2003
Allowance for credit losses as a percentage of loans	1.43%	1.45%	1.46%
Allowance for credit losses as a percentage of non-performing loans	130.56%	151.30%	140.11%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $26,600 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects an increase in securities gains, the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses offset by a decrease in mortgage banking revenues. Non-interest income for the second quarter of 2004 was $49,609, an increase of $2,526 or 5.4% from $47,083 for the same quarter of 2003. Brokerage and insurance commissions revenues of $13,451 during the second quarter of 2004, represented an increase of $2,636 or 24.4% from the same period in 2003, reflecting growth from both acquisitions and increased sales. Service charges for the second quarter of 2004 were $11,107, up $1,618 or 17.1% from the second quarter of 2003 primarily due to deposit growth from acquisitions. Other income increased to $11,194 in the second quarter of 2004, up from $9,160 in the same quarter last year due to gains on the sales of SBA and other commercial loans. For the second quarter of 2004, securities gains were $2,877, an increase of $2,794 from the same period last year. Mortgage banking income was $6,879 during the second quarter of 2004, a decrease of $7,005 or 50.5%, due primarily to a decrease in loan originations as compared to the same period of 2003.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Metropolitan and Great Lakes acquisitions partially offset by a decrease in merger, integration and restructuring charges. Non-interest expense for the second quarter of 2004 was $82,298, an increase of $2,177 or 2.7%, from $80,121 reported for the same quarter of 2003. Salary and other employee costs were $43,740, up $2,657 or 6.5% as compared to the second quarter of 2003 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $13,436, up $1,546 or 13.0% compared to the same period of 2003 and other operating expenses were $25,122, up $1,460 or 6.2% as compared to the second quarter of 2003, both due primarily to acquisitions. Merger, integration and restructuring charges were recognized in the second quarter of 2003 due to the acquisition of Metropolitan. The efficiency ratio was 53.75% for the second quarter of 2004, down from 55.8% for the same quarter last year.

Income Taxes

The provision for income taxes for the second quarter of 2004 decreased $59 to $18,777 from $18,836 for the same period in 2003. The effective tax rate decreased to 31.8% in the second quarter of 2004 as compared to 33.8% for the same period in 2003. The decrease in the effective tax rate is primarily due to the resolution of certain tax contingencies in conjunction with the completion of various audits of previous open tax years by the Internal Revenue Service.

Six Months Ended June 30, 2004 and 2003

Results of Operations

Diluted earnings per common share for the six months ended June 30, 2004 was $1.05 ($1.06 basic), compared to $.83 ($.84 basic) for the same period in 2003. Net income for the first half of 2004 was $98,878, an increase of $25,299 over the first half of 2003 net income of $73,579. Return on average equity (ROE) and return on average assets (ROA) were 18.99% and 1.59%, respectively, for the first half of 2004, compared to 17.06% and 1.28%, respectively, in 2003.

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

Diluted earnings per common share from continuing operations for the first half of 2004 was $.85 ($.86 basic), as compared to $.82 ($.83 basic) for the same period in 2003. Income from continuing operations for the first half of 2004 was $80,153, an increase of $7,498 over the first half of 2003 net income from continuing operations of $72,655. Sky Financial’s net income from continuing operations during the first half of 2004 includes the results of Metropolitan, which was acquired in April 2003, and GLB, which was acquired in October 2003. The results of 2003 were impacted by merger, integration and restructuring expenses of $3,486 ($2,265 after-tax), which impacted diluted earnings per share by $.03, as compared to merger, integration and restructuring expenses of $346 ($225 after-tax) for the six months ended June 30, 2004. ROE and ROA on a continuing operations basis were 15.39% and 1.34%, respectively, for the first half of 2004, compared to 16.85% and 1.34%, respectively, in 2003.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the six months ended June 30, 2004 and 2003 are summarized in the table below.

	Net Income (Loss)
Six Months Ended June 30,	2004	2003
Community Banking	$73,145	$71,990
Financial Services Affiliates	5,124	2,984
Parent and Other	1,884	(2,319)

Consolidated Total	$80,153	$72,655

The higher community banking net income in the first half of 2004 as compared to the same period of the previous year is mainly due to acquisitions completed during the last year. As a result, the first half of 2004 reflects higher net interest income, service charges and fees on deposits and gains on sale of securities. These increases were partially offset by a decrease in mortgage banking income and an increase in employee expenses and other operating expenses. The efficiency ratio for the community banking segment was 51.05% for the first half of 2004 compared to 49.45% in the first half of 2003. The 2004 community banking results reflect a ROE of 15.18% and a ROA of 1.24% compared to 18.09% and 1.36%, respectively, in the first half of 2003.

The financial service affiliates’ net income increased as compared to 2003 from growth in brokerage and insurance commissions as a result of increased sales and acquisitions.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The increase in net income for parent and other is due to decreased merger, integration and restructuring charges and a lower effective rate on income taxes during the second quarter of 2004 as compared to the same period in the previous year.

Net Interest Income

Net interest income for the first half of 2004 was $204,490, an increase of $17,099 or 9.1% from $187,391 in the first half of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 9.8% from the first half of last year, with strong growth in average loans, increasing 11.9% from last year, which included organic growth of 2.5% and the addition of Metropolitan and Great Lakes. Average deposits were up 7.8% from the same period last year. Sky Financial’s net interest margin for the six months ended June 30, 2004 was 3.69%, a decrease of 4 basis point from last year. The lower net interest margin primarily reflects the impact of the extended low rate environment and the incremental effect of the acquisitions.

The following table reflects the components of Sky Financial’s net interest income for the six months ended June 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$35,093	$175	1.00%	$29,475	$134.92%
Federal funds sold	3,025	14.93		1,455	7	1.03
Securities	2,510,057	54,025	4.33	2,376,861	51,849	4.40
Loans and loans held for sale	8,678,024	244,497	5.67	7,812,994	241,500	6.23

Total interest-earning assets	11,226,199	298,711	5.35	10,220,785	293,490	5.79

Assets of discontinued operations	432,839			674,735
Noninterest-earning assets	843,029			711,687

Total assets	$12,502,067			$11,607,207

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$238,975	735.62		$183,531	642.71
Savings deposits	3,555,541	12,321.70		3,180,886	17,026	1.08
Time deposits	3,687,489	51,045	2.78	3,733,478	58,210	3.14

Total interest-bearing deposits	7,483,005	64,101	1.72	7,097,895	75,878	2.16
Short-term borrowings	888,612	9,283	2.10	827,595	9,322	2.27
Junior Subordinated Debentures/ Trust Preferred Securities	164,181	3,839	4.70	134,566	3,234	4.85
Debt and FHLB advances	1,114,339	15,335	2.77	906,919	16,123	3.59

Total interest-bearing liabilities	9,650,137	92,558	1.93	8,966,975	104,557	2.35

Liabilities of discontinued operations	405,903			635,232
Noninterest-bearing liabilities	1,398,969			1,135,368
Shareholders’ equity	1,047,058			869,632

Total liabilities and equity	$12,502,067			$11,607,207

Net interest income (tax equivalent basis)		$206,153			$188,933

Net interest rate spread (tax equivalent basis)			3.42%			3.44%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.73%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $1,860 or 11.8% to $17,685 in the first half of 2004 compared to $15,825 in the first half of 2003. The higher provision for credit losses in the second quarter of 2004 was due to higher net charge-offs and strong growth in the loan portfolio. Net charge-offs were $16,968 or 0.39% (annualized) of average loans during the six months ended June 30, 2004, compared to $14,327 or 0.37% (annualized) for the same period in 2003.

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $26,600 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses offset by a decrease in mortgage banking revenues. Non-interest income for the first half of 2004 was $93,018, an increase of $6,149 or 7.1% from $86,869 for the first half of 2003. Non-interest income growth was most significant in brokerage and insurance commissions, with revenues of $27,759 during the first half of 2004, an increase of $6,353 or 29.7% from the same period in 2003, reflecting growth from both acquisitions and increased sales. Service charges for the first half of 2004 were $20,749, up $2,655 or 14.7% from the first half of 2003 primarily due to deposit growth from acquisitions. Other income increased to $19,575 in the first half of 2004 , up from $16,576 for the same period of 2003 due to gains on the sales of SBA and other commercial loans. For the first half of 2004, securities gains were $4,405, an increase of $3,845 from the same period last year. Mortgage banking income was $12,324 during the first half of 2004, a decrease of $10,918 or 46.7%, due primarily to a decrease in loan originations as compared to the same period of 2003.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Metropolitan and Great Lakes acquisitions, partially offset by lower merger, integration and restructuring expenses. Non-interest expense for the first half of 2004 was $160,801, an increase of $12,109 or 8.1%, from $148,692 reported for the same period of 2003. Salary and other employee costs were $87,938, up $8,465 or 10.7% as compared to the first half of 2003 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $26,310, up $2,584 or 10.9% compared to the same period of 2003 and other operating expenses were $42,357, up $3,474 or 8.9% as compared to the first half of 2003, both due primarily to acquisitions. Merger, integration and restructuring charges of $346 were recognized in the first half of 2004 due to the sale of Sky Financial Solutions as compared to $3,486 recognized in the same period of 2003 due to the acquisition of Metropolitan. The efficiency ratio was 53.75% for the first half of 2004, down from 53.91% for the same period last year.

Income Taxes

The provision for income taxes for the first half of 2004 increased $1,781 to $38,869 from $37,088 for the same period in 2003. The effective tax rate decreased to 32.6% for the first half of 2004 as compared to 33.8% for the same period in 2003. The decrease in the effective tax rate is primarily due to the resolution of certain tax contingencies in conjunction with the completion of various audits of previous open tax years by the Internal Revenue Service.

Balance Sheet

At June 30, 2004, total assets were $12,241,883, a decrease of $704,312 from December 31, 2003. This decrease was primarily attributable to the sale of Sky Financial Solutions, which had assets of $874,765 at December 31, 2003. Assets from continuing operations increased $170,453 from December 31, 2003, due primarily to an increase in loans of $150,374, an increase in securities available for sale of $30,318 due to investment purchases, an increase in goodwill of $12,463 due to the purchase of Spenser-Patterson and EOB, Inc. and an increase in other assets of $24,553, due to net changes in interest receivable and various other asset accounts. The increases were partially offset by a decrease in cash and interest bearing deposits of $23,817 and loans held for sale of $12,228. The change in loans includes a decrease in portfolio loans of $115,975 at Sky Bank that were sold with Sky Financial Solutions. After excluding these portfolio loans, the loan balance grew organically by $266,349. The decrease in loans held for sale is due to lower mortgage origination volumes.

The net growth in assets was funded primarily by growth in total deposits, up $266,668, due primarily to organic growth. Debt decreased $189,233, due to the payoff of the line of credit and a junior subordinated debenture owed to an unconsolidated subsidiary trust as well as payments on repurchase agreements and federal funds purchased, offset by an increase in borrowings on FHLB advances.

Shareholders’ equity totaled $1,040,208 at June 30, 2004, increasing $41,632 from December 31, 2003. Common stock increased $24,955, mainly due to $7,637 of stock issued to Spencer-Patterson shareholders, $4,558 of stock issued to EOB, Inc. shareholders and $12,760 of shares issued for stock from option exercises. Net retained earnings (net income less cash dividends) for the six months ended June 30, 2004 totaled $59,728. Accumulated other comprehensive income decreased by $43,050, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	June 30, 2004	December 31, 2003	June 30, 2003
Non-accrual loans	$95,674	$81,979	$86,793
Restructured loans	575	599	1,266

Total non-performing loans	96,249	82,578	88,059
Other real estate owned	10,766	10,441	6,840

Total non-performing assets	$107,015	$93,019	$94,899

Loans 90 days or more past due and not on non-accrual	$12,841	$13,841	$11,809
Non-performing loans to total loans	1.09%	.96%	1.03%
Non-performing assets to total loans plus other real estate owned	1.22	1.08	1.12
Allowance for credit losses to total non-performing loans	130.56	151.30	140.11
Loans 90 days or more past due and not on non-accrual to total loans	.15	.16	.14

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $92,247 and $98,312 at June 30, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amount included in these loans results from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Included in non-accrual loans at June 30, 2004 are $26,600 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

Allowance for Credit Losses

The following table presents a summary of Sky Financial’s credit loss experience for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Balance of allowance at beginning of year	$125,043	$106,923	$124,943	$106,675
Loans charged-off:
Real estate	(2,549)	(1,706)	(4,398)	(3,419)
Commercial and agricultural	(5,027)	(2,951)	(6,961)	(4,406)
Installment and credit card	(4,917)	(4,331)	(9,441)	(9,879)
Other loans	(4)	(79)	(45)	(164)

Total loans charged-off	(12,497)	(9,067)	(20,845)	(17,868)

Recoveries
Real estate	480	371	868	419
Commercial and agricultural	530	322	743	609
Installment and credit card	1,085	1,299	2,267	2,513

Total recoveries	2,095	1,992	3,878	3,541

Net loans charged-off	(10,402)	(7,075)	(16,967)	(14,327)
Provision charged to operating expense	11,020	8,325	17,685	15,825
Reserve of acquired institution	—	15,205	—	15,205

Balance of allowance at end of period	$125,661	$123,378	$125,661	$123,378

Ratio of net charge-offs to average loans Outstanding	.48%	.35%	.39%	.37%

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

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, macro credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
Real estate	$48,171	$46,670
Commercial, financial and agricultural	40,761	39,967
Installment and credit card	25,048	26,519
Construction	3,762	2,295
Unallocated	7,919	9,492

Total	$125,661	$124,943

Discontinued Operations

Net income from discontinued operations was $18,725 during the first half of 2004 versus $923 during the same period in 2003 due primarily to the after-tax gain of $19,876 recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows, or financial position.

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2004 securities and other short term investments with maturities of one year or less totaled $13,331. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $472,000 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2004, the banking subsidiary had total credit availability with the FHLB of $1,221,487, of which it had outstanding borrowings of $1,124,604.

During 2004, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $100,000 through May 30, 2005. There were no borrowings under this agreement at June 30, 2004.

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

A schedule of significant commitments at June 30, 2004, follows:

Commitments to extend credit	$2,577,706
Standby letters of credit	324,743
Letters of credit	2,184

Sky Financial currently does not have an authorization from the Board of Directors to repurchase shares.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $53,605 at June 30, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At June 30, 2004, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for six months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at June 30, 2004 and December 31, 2003. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points were not measured due to the low probability of such a decline.

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

	June 30, 2004	ALCO Max	Guidelines Min
Six Month	109.8%	125%	95%
Twelve Month	104.0	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	June 30, 2004	December 31, 2003	ALCO Guidelines
One Year Net Interest
Income Change
+300 Basis points	1.9%	1.6%	—%
+200 Basis points	1.5	1.3	(10.0)
+100 Basis points	0.7	.7	(5.0)
-100 Basis points	(2.9)	(2.9)	(5.0)
Economic Value of Equity
+300 Basis points	(17.9)	(18.0)	—
+200 Basis points	(11.4)	(11.0)	(15.0)
+100 Basis points	(5.3)	(4.7)	(10.0)
-100 Basis points	3.2	1.6	(10.0)

The projected volatility of net interest income and the economic value of equity at June 30, 2004 and December 31, 2003 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage it interest rate risk. At June 30, 2004, the fair values of Sky Financial’s derivative arrangements aggregated $2,833 on contracts with notional amounts of $412,200.

Item 4.	Controls and Procedures

The management of Sky Financial is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. As of June 30, 2004, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures. Based on that evaluation, management concluded that Sky Financial’s disclosure controls and procedures as of June 30, 2004 were effective in ensuring that information required to be disclosed in this Quarterly Report on Form 10-Q were recorded, processed, summarized and reported within the time period required by the United States Securities and Exchange Commission’s rules and forms.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures include maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting policies generally accepted in the United States of America. Management has assessed Sky Financial’s system of internal control over financial reporting as described in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of June 30, 2004, its system of internal control over financial reporting met those criteria.

There have been no significant changes in Sky Financial’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

Second Bancorp, which was acquired by Sky Financial on July 1, 2004, provided similar financing with a current outstanding balance of $7,800 which has been assumed by Sky Financial in the acquisition. Second Bancorp is a party to the MDL Proceedings.

Sky Financial is, from time to time, involved in various lawsuits and claims that arise in the normal course of business. In the opinion of management, any liabilities that may result from these lawsuits and claims will not materially affect the consolidated financial position or results of operations of Sky Financial.

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

(10.1)	Employment Agreement between Sky Financial and Marty E. Adams

(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2004.

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

(b) Reports on Form 8-K

Current report on Form 8-K dated April 21, 2004, reporting Sky Financial’s first quarter results.

Current report on Form 8-K dated May 19, 2004, announcing Sky Financial’s intention to redeem all of its 9.50% Junior Subordinated Deferrable Interest Debentures due June 30, 2029.

Current report on Form 8-K dated May 20, 2004, filing investor slides presented to the Lehman Brothers 2004 Financial Services Conference.

Current report on Form 8-K/A dated May 28, 2004, amending the current report on Form 8-K filed May 19, 2004, in order to disclose the relevant record dates relating to its redemption of Metropolitan Capital Trust II.

Current report on Form 8-K dated June 1, 2004, announcing the sale of Sky Access, Inc., an Internet service provider, to EarthLink.

Current report on Form 8-K dated June 3, 2004, announcing the retirements of Edward J. Reiter and Robert E. Spitler from its board of directors.

Current report on Form 8-K dated July 2, 2004, announcing the completion of its acquisition of Second Bancorp Incorporated, Warren, Ohio, including its wholly-owned subsidiaries.

Current report on Form 8-K dated July 6, 2004, restating certain financial information at December 31, 2003 and 2002 and for each of the three years ended December 31, 2003, 2002 and 2001 for the effect of reclassifying Sky Financial Solutions as a discontinued operation.

Current report on Form 8-K dated July 22, 2004, reporting Sky Financial’s second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: August 5, 2004
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description	Page Number

(10.1)	Employment Agreement between Sky Financial and Marty E. Adams

(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2004.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.