Form 10-Q
period 2004-09-30
SKY FINANCIAL GROUP INC
filed 2004-11-05
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 105,525,815 at October 31, 2004.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	September 30, 2004	December 31, 2003
Assets
Cash and due from banks	$238,820	$251,364
Interest-earning deposits with financial institutions	30,118	22,808
Loans held for sale	31,107	28,062
Securities available for sale	3,118,884	2,511,369

Total loans	10,262,393	8,643,862
Less allowance for credit losses	(147,479)	(124,943)

Net loans	10,114,914	8,518,919

Premises and equipment, net	154,252	153,285
Goodwill	446,356	185,859
Core deposits and other intangibles, net	73,865	51,155
Assets of discontinued operations	—	874,765
Accrued interest receivable and other assets	434,816	348,609

Total assets	$14,643,132	$12,946,195

Liabilities
Deposits
Non-interest bearing deposits	$1,477,061	$1,233,272
Interest-bearing deposits	8,677,287	7,282,261

Total deposits	10,154,348	8,515,533
Securities sold under repurchase agreements and federal funds purchased	921,175	994,896
Debt and Federal Home Loan Bank advances	1,804,739	1,310,975
Junior subordinated debentures owed to unconsolidated subsidiary trusts	185,067	164,806
Liabilities of discontinued operations	—	822,498
Accrued interest payable and other liabilities	161,388	138,911

Total Liabilities	13,226,717	11,947,619

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 150,000 shares authorized; 105,441 and 92,459 shares issued in 2004 and 2003	1,101,883	764,860
Retained earnings	317,706	234,000
Treasury stock; 113 and 42 shares in 2004 and 2003	(2,330)	(742)
Accumulated other comprehensive income (loss)	(844)	458

Total Shareholders’ Equity	1,416,415	998,576

Total Liabilities and Shareholders’ Equity	$14,643,132	$12,946,195

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars and shares in thousands, except per share data)	2004	2003	2004	2003
Interest Income
Loans, including fees	$145,447	$127,704	$389,943	$369,203
Securities
Taxable	32,970	23,710	84,926	73,615
Non-taxable	201	202	607	567
Federal funds sold and other	154	91	344	270

Total interest income	178,772	151,707	475,820	443,655

Interest Expense
Deposits	37,179	35,091	101,281	110,969
Borrowed funds	19,077	15,813	47,533	44,493

Total interest expense	56,256	50,904	148,814	155,462

Net Interest Income	122,516	100,803	327,006	288,193
Provision for Credit Losses	8,360	8,325	26,045	24,150

Net interest income after provision for credit losses	114,156	92,478	300,961	264,043

Non-Interest Income
Brokerage and insurance commissions	14,703	10,047	42,462	31,453
Service charges and fees on deposit accounts	13,820	9,932	34,569	28,026
Trust services income	5,079	3,585	13,285	10,576
Mortgage banking income	6,845	19,359	19,169	42,602
Net securities gains (losses)	1,854	(2,034)	6,259	(1,474)
Other income	10,446	9,090	30,021	25,666

Total non-interest income	52,747	49,979	145,765	136,849

Non-Interest Expense
Salaries and employee benefits	51,133	45,261	139,071	124,733
Occupancy and equipment expense	15,962	12,987	42,272	36,713
Merger, integration and restructuring expense	3,831	—	4,177	3,486
Amortization expense	3,553	1,869	7,403	4,993
Other operating expense	23,413	21,735	65,770	60,619

Total non-interest expense	97,892	81,852	258,693	230,544

Income From Continuing Operations Before Income Taxes	69,011	60,605	188,033	170,348
Income Taxes From Continuing Operations	22,863	20,166	61,732	57,254

Income From Continuing Operations	46,148	40,439	126,301	113,094

Income From Discontinued Operations, net of tax of $0 and $687 and $10,105 and $1,258 for three months and nine months ended 2004 and 2003, respectively	—	1,129	18,725	2,056

Net Income	$46,148	$41,568	$145,026	$115,150

Income From Continuing Operations per Common Share
Basic	$.44	$.45	$1.30	1.27
Diluted	.43	.44	1.28	1.26
Income From Discontinued Operations per Common Share
Basic	—	.01	.19	.02
Diluted	—	.01	.19	.02
Income per Common Share
Basic	$.44	.46	1.49	1.30
Diluted	.43	.46	1.47	1.29

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended September 30,		Nine months ended September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Balance at beginning of period	$1,040,208	$915,010	$998,576	$832,433

Comprehensive income
Net income	46,148	41,568	145,026	115,150
Other comprehensive income (loss)	41,750	(12,797)	(1,300)	(25,195)

Total comprehensive income	87,898	28,771	143,726	89,955

Common cash dividends	(22,170)	(18,081)	(61,320)	(53,554)
Shares issued for stock option exercises	1,422	2,518	14,181	4,570
Common shares issued to acquire Second Bancorp	310,645	—	310,645	—
Common shares issued to acquire Spencer - Patterson	—	—	7,637	—
Common shares issued to acquire EOB, Inc.	—	—	4,558	—
Common shares issued to acquire Metropolitan Financial Corp.	—	—	—	55,294
Common shares issued to acquire Insurance
Buyer’s Service Agency, Inc.	—	3,698	—	3,698
Treasury shares acquired	(1,588)		(1,588)
Fractional shares and other items	—	28	—	(452)

Balance at end of period	$1,416,415	$931,944	$1,416,415	$931,944

Common cash dividend per share	$.21	$.20	$.63	$.60

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended September 30,
(Dollars in thousands, except share data)	2004	2003
Operating Activities
Net cash provided from continuing operations	$103,238	$160,129
Net cash provided from (used for) discontinued operations	15,165	(10,723)

Net cash provided from operations	118,403	149,406

Investing Activities
Net increase in interest bearing deposits in other banks	(431)	(4,030)
Net decrease in federal funds sold	—	11,100
Securities available for sale:
Proceeds from maturities and payments	612,447	1,266,755
Proceeds from sales	348,331	259,618
Purchases	(1,060,216)	(1,719,901)
Proceeds from sales of non-mortgage loans	70,314	452,645
Net increase in loans	(356,075)	(555,688)
Purchases of premises and equipment	(2,251)	(14,195)
Proceeds from sales of premises and equipment	986	3,769
Proceeds from sales of other real estate	5,178	3,177
Proceeds from sale of discontinued operations, net of cash sold	71,441	—
Net cash received in acquisitions	35,689	48,394
Other items	—	(196)

Net cash used for investing activities from continuing operations	(274,587)	(248,552)
Net cash used for investing activities from discontinued operations	(26,126)	(149,061)

Net cash used for investing activities	(300,713)	(397,613)

Financing Activities
Net increase in deposit accounts	302,273	46,539
Net decrease in federal funds and repurchase agreements	(211,029)	(64,108)
Net decrease in borrowings under bank lines of credit	(60,216)	(5,667)
Net increase (decrease) in short-term FHLB advances	(55,000)	180,000
Proceeds from issuance of debt and long-term FHLB advances	300,641	60,580
Repayment of debt and long-term FHLB advances	(89,305)	(133,077)
Cash dividends and fractional shares paid	(61,320)	(54,006)
Treasury shares acquired	(1,588)	—
Proceeds from issuance of common stock	14,181	4,570

Net cash provided from financing activities from continuing operations	138,637	34,831
Net cash provided from financing activities from discontinued operations	31,129	156,263

Net cash provided from financing activities	169,766	191,094

Net decrease in cash and due from banks	(12,544)	(57,113)
Cash and due from banks at beginning of period	251,364	253,172

Cash and due from banks at end of period	238,820	196,059
Less cash at discontinued operations	—	(11,277)

Cash at end of period, net of discontinued operations	$238,820	$184,782

Supplemental Disclosures

Interest paid	$164,966	$180,168
Income taxes paid	48,386	63,539
Non-cash transactions
Common shares issued to acquire Second Bancorp	310,645
Common shares issued to acquire Spencer-Patterson.	7,637
Common shares issued to acquire EOB, Inc.	4,558
Common shares issued to acquire Metropolitan		55,294
Treasury shares issued to acquire Insurance Buyers Services, Inc.		3,698

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

The accounting and reporting policies followed by Sky Financial conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of mortgage servicing rights are particularly subject to change.

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2004, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2003, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the results of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance expected to be finalized in the fourth quarter of 2004. Gross unrealized losses on available for sale securities was $22,871 at September 30, 2004. Sky Financial is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Sky Financial’s financial condition, results of operations, or cash flows.

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

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income, as reported	$46,148	$41,568	$145,026	$115,150
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	630	581	1,890	1,694

Pro forma net income	$45,518	$40,987	$143,136	$113,456

Earnings per share:
Basic - as reported	$.44	$.46	$1.49	$1.30

Basic – pro forma	$.43	$.45	$1.47	$1.26

Diluted – as reported	$.43	$.46	$1.47	$1.29

Diluted – pro forma	$.43	$.45	$1.46	$1.27

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

4. Mergers, Acquisitions and Divestitures

Community Banking

On July 1, 2004, Sky Financial acquired Second Bancorp Incorporated (Second Bancorp), a $2.3 billion bank holding company headquartered in Warren, Ohio, and its wholly-owned subsidiary Second National Bank of Warren by acquiring all of the outstanding capital stock of Second Bancorp for an aggregate purchase price of $312,760, including direct acquisition costs of $2,115. Second Bancorp shareholders received approximately 11,952 shares of Sky Financial common stock. The value of the common shares was determined based on the market price of Sky Financial common stock on the date that the final terms of the acquisition were agreed to and announced.

The purchase price, including fees and other direct acquisition costs, was allocated based on a preliminary determination of estimated fair values at the date of the acquisition as follows:

Cash	$44,683
Loans	1,291,570
Securities available for sale	519,029
Premises and equipment	18,955
Core deposit intangibles	29,155
Goodwill	247,984
Other assets	99,076

Total assets acquired	2,250,452

Deposits	1,336,542
Debt and Federal Home Loan Bank advances	561,574
Other liabilities	39,576

Total liabilities acquired	1,937,692

Net assets acquired	$312,760

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

The acquisitions of Second Bancorp, GLB and Metropolitan complement Sky Financial’s operations in northeastern Ohio by enhancing its presence in the Cleveland metropolitan area and other areas of northeastern Ohio. Sky Financial accounted for the acquisitions of Second Bancorp, GLB and Metropolitan as purchases and included their results from the effective date of the acquisition.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Second Bancorp, Metropolitan and GLB occurred at the beginning of 2003. The pro forma results of operations for all other acquisitions completed as of September are not significant and, accordingly, are not presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net interest income	$122,516	$117,926	$356,434	$351,583

Income from continuing operations	46,148	45,585	104,806	127,231

Earnings per share from continuing operations – Basic	.44	.44	1.01	1.22

Earnings per share from continuing operations – Diluted	.43	.43	1.00	1.21

Pro forma results for the nine months ended September 30, 2004, include a provision of approximately $19,400 related to the charge-off of certain loans by Second Bancorp during the second quarter of 2004.

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Financial Service Affiliate Acquisitions

On July 1, 2004, Sky Financial acquired Stouffer-Herzog in conjunction with the purchase of Second Bancorp, as previously discussed.

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

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation and the condensed consolidated financial statements as of December 31, 2003 for the three and nine months ended September 30, 2003 have been reclassified to reflect this presentation. Sky Financial Solutions results of operations for the three months ended September 30, 2003 included revenues of $8,218, and pre-tax net income of $1,818. Results of operations for the nine months ended September 30, 2004 and 2003 included revenues of $34,120 and $16,470, respectively and pre-tax net income of $24,668 and $3,312, respectively. Revenues and pre-tax income for the nine months ended September 30, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

The major classes of assets and liabilities included in the condensed consolidated balance sheet as of December 31, 2003 are as follows:

Assets
Cash	$91,763
Net loans	763,408
Other assets	19,594

Total assets of discontinued operations	$874,765

Liabilities
Debt	$799,990
Accrued interest payable and other liabilities	22,508

Total liabilities of discontinued operations	$822,498

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at September 30, 2004 and December 31, 2003 are as follows:

September 30, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$173,469	$964	$(434)
Obligations of state and political subdivisions	17,580	149	(10)
Corporate and other securities	63,116	1,898	(281)
Mortgage-backed securities	2,690,675	15,533	(21,084)

Total debt securities available for sale	2,944,840	18,544	(21,809)
Marketable equity securities	46,067	3,984	(1,062)
FHLB, FRB and Banker’s Bank Stock	127,977	—	—

Total securities available for sale	$3,118,884	$22,528	$(22,871)

December 31, 2003	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury and U.S. Government agencies	$326,158	$2,748	$(508)
Obligations of state and political subdivisions	22,337	164	(33)
Corporate and other securities	69,446	3,011	—
Mortgage-backed securities	1,955,606	15,090	(15,620)

Total debt securities available for sale	2,373,547	21,013	(16,161)
Marketable equity securities	45,862	6,337	(938)
FHLB, FRB and Banker’s Bank Stock	91,960	—	—

Total securities available for sale	$2,511,369	$27,350	$(17,099)

Management classified $11,705 in investment securities as non-performing during the third quarter. Sky Financial is not accruing income on these investments.

6. Loans

The loan portfolios are as follows:

	September 30, 2004	December 31, 2003
Real estate loans:
Construction	$451,117	$491,086
Residential mortgage	2,695,573	2,045,317
Non-residential mortgage	3,487,953	2,896,116
Commercial, financial and agricultural	2,781,338	2,440,442
Installment loans	846,412	770,901

Total loans	$10,262,393	$8,643,862

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	September 30, 2004	December 31, 2003
Non-accrual loans	$122,050	$81,979
Restructured loans	556	599

Total non-performing loans	$122,606	$82,578

Non-accrual loans include $34,600 of loans that are secured by pools of commercial leases backed by surety bonds and insurance policies for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and obligated mandatorily redeemable capital securities of subsidiary trusts are comprised of the following:

	September 30, 2004	December 31, 2003
Borrowings under bank lines of credit	$—	$60,216
Borrowings under FHLB lines of credit	1,638,274	1,084,133
Subordinated note, 5.35%, due April 2013	50,000	50,000
Subordinated note, 6.125%, due October 2012	65,000	65,000
Subordinated note, 7.08%, due January 2008	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	27,555	27,765
Due June 2027 at 10.20%	25,373	24,491
Due May 2030 at 9.34%	67,370	64,955
Due December 2031 at 9.00%	33,841	—
Due October 2033 at 4.09% (variable)	30,928	30,928
Due June 2029 at 9.50%	—	16,667
Capital lease obligation	1,019	1,117
Other items	446	509

Total borrowings	$1,989,806	$1,475,781

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Securities available for sale:
Unrealized securities gains (losses) arising during period	$86,210	$(22,784)	$30,987	$(32,263)
Reclassification adjustment for losses included in income	1,854	2,034	6,259	1,474

	88,064	(20,750)	37,246	(30,789)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	(23,833)	443	(39,862)	(10,199)
Amounts reclassified to interest expense	—	620	616	2,227

	(23,833)	1,063	(39,246)	(7,972)

Net unrealized gain (loss)	64,231	(19,687)	(2,000)	(38,761)
Tax effect	(22,481)	6,890	700	13,566

Total other comprehensive income (loss)	$41,750	$(12,797)	$(1,300)	$(25,195)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options. For the three months ended September 30, 2004 and 2003, 1,387 and 831 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2004 and 2003, 1,381 and 2,186 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income From Continuing Operations	$46,148	$40,439	$126,301	$113,094
Income From Discontinued Operations	—	1,129	18,725	2,056

Net income	$46,148	$41,568	$145,026	$115,150

Denominator:
Weighted-average common shares outstanding (basic)	105,479	90,287	97,298	88,813
Effect of stock options	929	901	999	672

Weighted-average common shares outstanding (diluted)	106,408	91,188	98,297	89,485

Income From Continuing Operations per share:
Basic	$.44	$.45	$1.30	$1.27
Diluted	.43	.44	1.28	1.26

Income from Discontinued Operations per share:
Basic	—	.01	.19	.02
Diluted	—	.01	.19	.02

Earnings per share:
Basic	$.44	$.46	$1.49	$1.30
Diluted	.43	.46	1.47	1.29

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2004, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,345,264	12.1%	$890,782	8.0%	$1,113,478	10.0%
Sky Bank	1,197,842	11.1	863,100	8.0	1,078,875	10.0
Tier I capital to risk-weighted assets
Sky Financial	$1,063,100	9.6%	$445,391	4.0%	$668,087	6.0%
Sky Bank	986,735	9.2	431,550	4.0	647,325	6.0
Tier I capital to average assets
Sky Financial	$1,063,100	7.6%	$559,977	4.0%	$699,971	5.0%
Sky Bank	986,735	7.1	554,880	4.0	693,599	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2003	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,194,121	11.8%	$807,852	8.0%	$1,009,815	10.0%
Sky Bank	1,009,529	11.2	723,302	8.0	904,127	10.0

Tier I capital to risk-weighted assets
Sky Financial	$908,756	9.0%	$403,926	4.0%	$605,889	6.0%
Sky Bank	820,683	9.1	361,651	4.0	542,476	6.0

Tier I capital to average assets
Sky Financial	$908,756	7.3%	$500,565	4.0%	$625,707	5.0%
Sky Bank	820,083	7.1	460,498	4.0	575,622	5.0

11. Goodwill and Intangible Assets

Goodwill at September 30, 2004 and December 31, 2003 was $446,356 and $185,859 respectively. Sky Financial recorded $247,984 as a result of the Second Bancorp acquisition, $7,533 as a result of the Spencer-Patterson acquisition and $4,980 as a result of the EOB, Inc. acquisition. Management is still reviewing the valuations of certain assets and liabilities related to the Second Bancorp acquisition and may adjust goodwill once these assessments are completed. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2004 and determined that goodwill was not impaired.

Net other intangible assets at September 30, 2004 and December 31, 2003 were $73,865 and $51,155, respectively. These assets consist primarily of core deposits intangibles and are being amortized in accordance with Sky Financial’s policy. Amortization expense on finite-lived intangible assets is expected to be $9,500, $12,200, $11,300, $10,500 and $9,600 in 2004, 2005, 2006, 2007 and 2008 respectively. These charges are exclusive any changes in amortization due to future acquisitions.

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

Selected segment information for the three months ended September 30, 2004 and 2003 is included in the following tables:

Three Months Ended September 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$123,430	$146	$(1,060)	$122,516
Provision for credit losses	8,300	60	—	8,360

Net interest income after provision	115,130	86	(1,060)	114,156
Non-interest income	34,395	19,006	(654)	52,747
Non-interest expense	78,722	14,328	4,842	97,892

Income from continuing operations before income taxes	70,803	4,764	(6,556)	69,011
Income taxes from continuing operations	23,700	1,816	(2,653)	22,863

Net income from continuing operations	$47,103	$2,948	$(3,903)	$46,148

Goodwill at July 1, 2004	$152,214	$46,108	$—	$198,322
Net activity	247,984	50	—	248,034

Goodwill at September 30, 2004	$400,198	$46,158	$—	$446,356

Average assets	$14,306,087	$101,724	$115,338	$14,523,149
Depreciation and amortization	7,224	394	167	7,785

Three Months Ended September 30, 2003	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$101,797	$74	$(1,068)	$100,803
Provision for credit losses	8,100	225	—	8,325

Net interest income after provision	93,697	(151)	(1,068)	92,478
Non-interest income	36,250	12,940	789	49,979
Non-interest expense	66,209	10,706	4,937	81,852

Income (loss) from continuing operations before income taxes	63,738	2,083	(5,216)	60,605
Income taxes from continuing operations	21,407	831	(2,072)	20,166

Net income (loss) from continuing operations	$42,331	$1,252	$(3,144)	$40,439

Goodwill at July 1, 2003	$131,693	$29,905	$—	$161,598
Net activity	76	3,740	—	3,816

Goodwill at September 30, 2003	$131,769	$33,645	$—	$165,414

Average assets	$11,627,586	$76,973	$124,913	$11,829,469
Depreciation and amortization	5,276	170	180	5,626

Selected segment information for the nine months ended September 30, 2004 and 2003 is included in the following tables:

Nine Months Ended September 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$329,255	$441	$(2,690)	$327,006
Provision for credit	25,810	235	—	26,045

Net interest income after provision	303,445	206	(2,690)	300,961
Non-interest income	91,508	53,009	1,248	145,765
Non-interest expense	213,804	39,839	5,050	258,693

Income (loss) from continuing operations before income taxes	181,149	13,376	(6,492)	188,033
Income taxes from continuing operations	60,904	5,305	(4,477)	61,732

Net income (loss) from continuing operations	$120,245	$8,071	$(2,015)	$126,301

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	247,984	12,513	—	260,497

Goodwill at September 30, 2004	$400,198	$46,158	$—	$446,356

Average assets	$12,656,260	$97,010	$117,536	$13,180,681
Depreciation and amortization	17,771	918	549	19,238

Nine Months Ended September 30, 2003	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$289,644	$295	$(1,746)	$288,193
Provision for credit losses	23,475	675	—	24,150

Net interest income after provision	266,169	(380)	(1,746)	264,043
Non-interest income	94,797	39,649	2,403	136,849
Non-interest expense	185,449	32,205	12,890	230,544

Income (loss) from continuing operations before income taxes	175,517	7,064	(12,233)	170,348
Income taxes from continuing operations	59,008	2,827	(4,581)	57,254

Net income (loss) from continuing operations	$116,509	$4,237	$(7,652)	$113,094

Goodwill at January 1, 2003	$79,119	$29,657	$—	$108,776
Net activity	52,650	3,988	—	56,638

Goodwill at September 30, 2003	$131,769	$33,645	$—	$165,414

Average assets	$11,020,116	$74,839	$117,536	$11,212,491
Depreciation and amortization	15,018	635	549	16,202

13. Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities.

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $215,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements or FHLB advance agreements. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangement is considered highly effective, changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the fair value of the junior subordinated debentures and FHLB advances and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

In 2003, Sky Financial acquired amortizing interest rate swaps that fix the rate on its $40,000 of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal funds purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $165 in the nine months of 2004 and 2003. No deferred gains or losses in accumulated other comprehensive income at September 30, 2004 are expected to be reclassified to earnings in 2004.

The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$323,600	$13,271	$108,600	$5,129
Cash flow hedges	40,000	(1,746)	40,000	(3,291)
Interest rate caps	48,600	352	48,600	728

Derivative instruments	$412,200	$11,877	$197,200	$2,566

14. Merger, Integration and Restructuring Expense

Sky Financial recorded $4,177 ($2,715 after tax) of merger, integration and restructuring expense during the nine month period ended September 30, 2004, of which $3,831 ($2,490 after tax) was recorded in the third quarter primarily related to the acquisition of Second Bancorp and $346 ($225 after tax) was recorded in the first quarter for the sale of Sky Financial Solutions. Sky Financial also recorded merger, integration, and restructuring liabilities of $3,167 in connection with the allocation of the purchase price of Second Bancorp.

The following is a summary of activity in the merger, integration and restructuring liability for the nine months ended September 30, 2004:

Beginning balance	$2,523
Accruals	4,177
Business combinations	3,167
Cash payments	(7,443)

Ending balance	$2,424

15. Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds or insurance policies as security for certain loans aggregating $34,400. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with legal counsel, management believes that the credits are well secured and the prospects for recovery of all principal and interest are good. The entire portfolio has been placed on non-accrual status pending outcome of the litigation.

A schedule of significant commitments at September 30, 2004 follows:

Commitments to extend credit	$2,973,540
Standby letters of credit	356,801
Letters of credit	4,413

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended September 30, 2004 and 2003

Results of Operations

Net income for the third quarter of 2004 was $46,148, an increase of $4,580 over the third quarter of 2003 net income of $41,568. Diluted earnings per common share for the third quarter of 2004 was $.43 ($.44 basic), compared to $.46 ($.46 basic) for the same period in 2003. Return on average equity (ROE) and return on average assets (ROA) were 13.21% and 1.26%, respectively, for the third quarter of 2004, compared to 18.00% and 1.31%, respectively, in 2003.

Income from continuing operations for the third quarter of 2004 was $46,148, an increase of $5,709 over the third quarter of 2003 net income from continuing operations of $40,439. Diluted earnings per common share from continuing operations for the third quarter of 2004 was $.43 ($.44 basic), as compared to $.44 ($.45 basic) for the same period in 2003. ROE and ROA on a continuing operations basis were 13.21% and 1.26%, respectively, for the third quarter of 2004, compared to 17.51% and 1.31%, respectively, in 2003.

Sky Financial’s results for the third quarter of 2004 includes the acquisitions of Second Bancorp, which was acquired in July 2004 and GLB, which was acquired in October 2003. Additionally, merger, integration and restructuring expenses of $3,831 ($2,490 after-tax), or $.02 per share, impacted results for the third quarter of 2004. Results for the third quarter of 2003 included $1,129 of income from discontinued operations related to Sky Financial’s dental financing subsidiary, which was sold during the first quarter of 2004.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the third quarter ended September 30, 2004 and 2003 are summarized in the table below.

	Net Income (Loss)
Quarter Ended September 30,	2004	2003
Community Banking	$47,103	$42,331
Financial Services Affiliates	2,948	1,252
Parent and Other	(3,903)	(3,144)

Consolidated Total	$46,148	$40,439

The higher community banking net income in the third quarter of 2004 as compared to the same period of the previous year is mainly due to the net positive impact from acquisitions offset by lower mortgage banking income. The third quarter 2004 reflects higher net interest income, service charges and fees on deposits and gains on sale of securities. These increases were offset by a decrease in mortgage banking income and an increase in employee expenses and other operating expenses. The efficiency ratio for the community banking segment was 49.60% for the third quarter of 2004 compared to 47.64% in the third quarter of 2003. The 2004 community banking results reflect a ROE of 13.89% and a ROA of 1.28% compared to 18.36% and 1.42%, respectively, in the third quarter of 2003.

The financial service affiliates’ net income increased as compared to 2003 from growth in brokerage and insurance commissions as a result of increased sales and acquisitions. Parent and other includes the net funding costs of the parent company, intercompany billings to other affiliates for shared services, and all merger, integration and restructuring expenses.

Net Interest Income

Net interest income for the third quarter of 2004 was $122,516, an increase of $21,713 or 21.5% from $100,803 in the third quarter of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 20.6% from the third quarter last year, with strong growth in average loans, increasing 20.6% from last year, which included organic growth of 5.8% and the impact of the Second Bancorp and GLB acquisitions. Average deposits were up 17.1% from the same quarter last year, which included .7% organic growth. Sky Financial’s net interest margin for the three months ended September 30, 2004 was 3.69%, consistent with last quarter and an increase of 3 basis points from third quarter a year ago. The higher net interest margin primarily reflects the improvements in funding mix and the benefit from recent rises in short-term interest rates.

The following table reflects the components of Sky Financial’s net interest income for the three months ended September 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$42,017	$149	1.41%	$35,814	$88.97%
Federal funds sold	2,065	6	1.16	1,337	3.89
Securities	3,078,861	34,074	4.40	2,499,421	24,841	3.94
Loans and loans held for sale	10,169,939	145,446	5.69	8,487,682	127,703	5.97

Total interest-earning assets	13,292,882	179,675	5.38	11,024,254	152,635	5.49

Assets from discontinued operations	—			694,027

Noninterest-earning assets	1,230,267			907,801

Total assets	$14,523,149			$12,626,082

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$353,368	696.78		252,475	361.57
Savings deposits	4,014,051	7,670.76		3,489,416	7,031.80
Time deposits	4,337,033	28,814	2.64	3,799,531	27,699	2.89

Total interest-bearing deposits	8,704,452	37,180	1.70	7,541,422	35,091	1.85
Short-term borrowings	867,547	4,110	1.88	824,163	4,380	2.11
Junior Subordinated Debentures/ Trust Preferred Securities	182,288	2,308	5.04	164,569	2,258	5.44
Debt and FHLB advances	1,734,164	12,658	2.90	1,153,475	9,175	3.16

Total interest-bearing liabilities	11,488,451	56,256	1.95	9,683,629	50,904	2.09

Liabilities of discontinued operations	—			654,790
Noninterest-bearing liabilities	1,644,685			1,371,355
Shareholders’ equity	1,390,013			916,308

Total liabilities and equity	$14,523,149			$12,626,082

Net interest income (tax equivalent basis)		$123,419			$101,731

Net interest rate spread (tax equivalent basis)			3.43%			3.41%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.66%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses for the three months ended September 30, 2004 was $8,360 versus $8,325 in same quarter of 2003. Net charge-offs were $8,106 or 0.32% (annualized) of average loans during the three months ended September 30, 2004, compared to $9,086 or 0.43% (annualized) for the same period in 2003.

	September 30, 2004	December 31, 2003	September 30, 2003
Allowance for credit losses as a percentage of loans	1.44%	1.45%	1.46%
Allowance for credit losses as a percentage of non-performing loans	120.29%	151.30%	138.66%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $34,400 of non-performing loans backed by sureties.

Non-Interest Income

Non-interest income for the third quarter of 2004 was $52,747, an increase of $2,768 or 5.5% from $49,979 for the same quarter of 2003. The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses, the impact of acquisitions and an increase in securities gains offset by a decrease in mortgage banking revenues. Brokerage and insurance commissions revenues of $14,703 during the third quarter of 2004, represented an increase of $4,656 or 46.3% from the same period in 2003, reflecting growth from both acquisitions and increased sales. Service charges for the third quarter of 2004 were $13,820, up $3,888 or 39.1% from the third quarter of 2003 primarily due to deposit growth, acquisitions and changes in service fees. Trust service income was $5,079 during the third quarter of 2004, an increase of $1,494 or 41.7% as compared to $3,585 recognized for same period of 2003 as a result of acquisitions and increased sales. Other income increased to $10,446 in the third quarter of 2004, up from $9,090 in the same quarter last year due to gains on the sales of SBA and other commercial loans. For the third quarter of 2004, securities gains were $1,854, an increase of $3,888 from the same period last year. Mortgage banking income was $6,845 during the third quarter of 2004, a decrease of $12,514 or 64.6%, due primarily to a decrease in loan originations as compared to the same period of 2003.

Non-Interest Expense

Non-interest expense for the third quarter of 2004 was $97,892, an increase of $16,040 or 19.6%, from $81,852 reported for the same quarter of 2003. The change in non-interest expense is primarily attributed to additional costs as a result of the Second Bancorp and GLB acquisitions. The efficiency ratio was 55.57% for the third quarter of 2004, up from 53.95% for the same quarter last year. Merger, integration and restructuring charges of $3,831 were recognized in the third quarter of 2004 due to the acquisition of Second Bancorp, which increased the efficiency ratio by 2.17%. Salary and other employee costs were $51,133, up $5,872 or 13.0% as compared to the third quarter of 2003 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $15,962, up $2,975 or 22.9% compared to the same period of 2003 and other operating expenses were $26,966, up $3,362 or 14.2% as compared to the third quarter of 2003, both due primarily to acquisitions.

Income Taxes

The provision for income taxes for the third quarter of 2004 increased $2,697 to $22,863 from $20,166 for the same period in 2003. The effective tax rate of 33.1% in the third quarter of 2004 was consistent with third quarter 2003 rate of 33.2%.

Nine Months Ended September 30, 2004 and 2003

Results of Operations

Diluted earnings per common share for the nine months ended September 30, 2004 was $1.47 ($1.49 basic), compared to $1.29 ($1.30 basic) for the same period in 2003. Net income for the first nine months of 2004 was $145,026, an increase of $29,876 over the first nine moths of 2003 net income of $115,150. Return on average equity (ROE) and return on average assets (ROA) were 16.67% and 1.47%, respectively, for the nine months of 2004, compared to 17.39% and 1.29%, respectively, in 2003.

Sky Financial sold Sky Financial Solutions, its dental finance operation during the first quarter of 2004. The operating results of Sky Financial Solutions has been reclassified as income from discontinued operations for all periods presented. Income from discontinued operations recognized during the first quarter of 2004, including the gain on the sale, resulted in earnings of $.19 per diluted share ($.19 basic) included in the year to date results.

Diluted earnings per common share from continuing operations for the first nine months of 2004 was $1.28 ($1.30 basic), as compared to $1.26 ($1.27 basic) for the same period in 2003. Income from continuing operations for the nine months of 2004 was $126,301, an increase of $13,207 over the first nine months of 2003 net income from continuing operations of $113,094. Sky Financial’s net income from continuing operations during the first nine months of 2004 includes the results of Metropolitan, which was acquired in April 2003, GLB, which was acquired in October 2003, and Second Bancorp, which was acquired in July 2004. The results of 2004 were impacted by merger, integration and restructuring expenses of $4,177 ($2,715 after-tax or $.03 per diluted share) as compared to merger, integration and restructuring expenses of $3,486 ($2,266 after-tax or $.03 per diluted share) for the nine months ended September 30, 2003. ROE and ROA on a continuing operations basis were 14.52% and 1.31%, respectively, for the first nine months of 2004, compared to 17.08% and 1.34%, respectively, in 2003.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the nine months ended September 30, 2004 and 2003 are summarized in the table below.

	Net Income (Loss)
Nine Months Ended September 30,	2004	2003
Community Banking	$120,245	$116,509
Financial Services Affiliates	8,071	4,237
Parent and Other	(2,015)	(7,652)

Consolidated Total	$126,301	$113,094

The higher community banking net income for the first nine months of 2004 as compared to the same period of the previous year is mainly due to acquisitions completed during the last year, offset by lower mortgage banking income. As a result of the acquisitions, the nine months of 2004 reflects higher net interest income, service charges and fees on deposits and gains on sale of securities. These increases were substantially offset by a decrease in mortgage banking income and an increase in employee expenses and other operating expenses. The efficiency ratio for the community banking segment was 50.81% for the first nine months of 2004 compared to 47.93% in the same period of 2003. The 2004 community banking results reflect a ROE of 14.77% and a ROA of 1.24% compared to 18.66% and 1.41%, respectively, in the first nine months of 2003.

The financial service affiliates’ net income increased as compared to 2003 from growth in brokerage and insurance commissions as a result of increased sales and acquisitions.

Parent and other includes the net funding costs of the parent company, intercompany billings to other affiliates for shared services and merger, integration and restructuring expenses.

Net Interest Income

Net interest income for the first nine months of 2004 was $327,006, an increase of $38,813 or 13.5% from $288,193 in the first nine months of 2003. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 13.6% from the prior year, with strong growth in average loans, increasing 15.0% from last year, which included organic growth and the addition of Second Bancorp, GLB and Metropolitan. Average deposits were up 11.0% from the same period last year due to acquisitions. Sky Financial’s net interest margin for the nine months ended September 30, 2004 was 3.69%, a decrease of 1 basis point from last year. The lower net interest margin primarily reflects the incremental effect of the acquisitions partially offset by an improving balance sheet mix and benefits from rising short-term interest rates.

The following table reflects the components of Sky Financial’s net interest income for the nine months ended September 30, 2004 and 2003. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

(Dollars in thousands)	Nine months ended September 30, 2004			Nine months ended September 30, 2003
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$37,418	324	1.16%	$31,612	$222.94%
Federal funds sold	2,703	20.99		1,415	10.99
Securities	2,701,042	88,100	4.36	2,418,163	76,689	4.24
Loans and loans held for sale	9,178,960	389,942	5.67	8,040,361	369,203	6.14

Total interest-earning assets	11,920,123	478,386	5.36	10,491,551	446,124	5.69

Assets of discontinued operation	432,839			674,735
Noninterest-earning assets	827,719			784,278

Total assets	$13,180,681			$11,950,564

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$277,384	1,429.69		$206,765	997.64
Savings deposits	3,710,157	19,991.72		3,284,860	24,063.98
Time deposits	3,905,584	79,860	2.73	3,755,737	85,909	3.06

Total interest-bearing deposits	7,893,125	101,280	1.71	7,247,362	110,969	2.05
Short-term borrowings	881,539	13,394	2.03	826,439	14,121	2.28
Junior Subordinated Debentures/ Trust Preferred Securities	170,261	6,147	4.82	144,677	5,492	5.08
Debt and FHLB advances	1,322,456	27,993	2.83	990,006	24,879	3.36

Total interest-bearing liabilities	10,267,381	148,814	1.94	9,208,484	155,461	2.26

Liabilities of discontinued operations	405,903			635,232
Noninterest-bearing liabilities	1,345,186			1,221,486
Shareholders’ equity	1,162,211			885,362

Total liabilities and equity	$13,180,681			$11,950,564

Net interest income (tax equivalent basis)		$329,572			$290,663

Net interest rate spread (tax equivalent basis)			3.42%			3.43%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.70%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $1,895 or 7.8% to $26,045 in the nine months of 2004 compared to $24,150 in the nine months of 2003. The higher provision for credit losses during 2004 was due to higher net charge-offs and strong growth in the loan portfolio. Net charge-offs were $25,073 or 0.37% (annualized) of average loans during the nine months ended September 30, 2004, compared to $23,413 or 0.39% (annualized) for the same period in 2003.

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $34,400 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the emphasis of Sky Financial on expanding its profitable fee-based businesses, the impact of acquisitions and higher securities gains, offset by a decrease in mortgage banking revenues. Non-interest income for the first nine months of 2004 was $145,765, an increase of $8,916 or 6.5% from $136,849 for the first nine months of 2003. Non-interest income growth was most significant in brokerage and insurance commissions, with revenues of $42,462 during the first nine months of 2004, an increase of $11,009 or 35.0% from the same period in 2003, reflecting growth from both acquisitions and increased sales. Service charges for the first nine months of 2004 were $34,569, up $6,543 or 23.3% from the first nine months of 2003 primarily due to deposit growth. Trust service income was $13,285 during the first nine months of 2004, an increase of $2,709 or 25.6% as compared to $10,576 recognized for same period of 2003 as a result of acquisitions and increased sales. Other income increased to $30,021 in the nine months of 2004, up from $25,666 for the same period of 2003 due to gains on the sales of SBA and other commercial loans. Securities gains were $6,259 through September 30, 2004, an increase of $7,733 from the same period last year. Mortgage banking income was $19,169 during the nine months of 2004, a decrease of $23,433 or 55.0%, due primarily to a decrease in loan originations as compared to the same period of 2003.

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Second Bancorp, GLB and Metropolitan acquisitions. Non-interest expense for the first nine months of 2004 was $258,693, an increase of $28,149 or 12.2%, from $230,544 reported for the same period of 2003. Merger, integration and restructuring charges of $4,177 were recognized in the first nine months of 2004 due to the acquisition of Second Bancorp and the sale of Sky Financial Solutions as compared to $3,486 recognized in the same period of 2003 due to the acquisition of Metropolitan. Salary and other employee costs were $139,071, up $14,338 or 11.5% as compared to the first nine months of 2003 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $42,462, up $5,559 or 15.1% compared to the same period of 2003 and other operating expenses were $73,173, up $7,561 or 11.5% as compared to the first nine months of 2003, both due primarily to acquisitions. The efficiency ratio was 55.57% for the first nine months of 2004, up from 53.95% for the same period last year.

Income Taxes

The provision for income taxes for the first nine months of 2004 increased $4,478 to $61,732 from $57,254 for the same period in 2003. The effective tax rate decreased to 32.8% for the first nine months of 2004 as compared to 33.6% for the same period in 2003. The decrease in the effective tax rate is primarily due to the resolution of certain tax contingencies in conjunction with the completion of various audits of previous open tax years by the Internal Revenue Service.

Balance Sheet

At September 30, 2004, total assets were $14,643,132, an increase of $1,696,937 from December 31, 2003. This increase was primarily attributable to the acquisition of Second Bancorp, with $2.3 billion in assets, during the third quarter of 2004 offset by the sale of Sky Financial Solutions, a commercial financing subsidiary with $874,765 of assets, during the first quarter of 2004. The increase in loans of $1,618,531, included $1,314,038 from Second Bancorp and organic growth of 4.9%, offset by a decrease in portfolio loans of $115,975 at Sky Bank that were sold with Sky Financial Solutions. Securities available for sale increased

$607,515 primarily due to the acquisition of Second Bancorp of $419,029 and due to investment purchases. Other assets increased $86,207, primarily as a result of the Second Bancorp acquisition. Goodwill and core deposit intangibles of $247,984 and $29,155, respectively, were also recognized as a result of the Second Bancorp acquisition and $12,463 due to the purchase of Spenser-Patterson and EOB, Inc. The increases were partially offset by a decrease in cash and interest bearing deposits of $5,234.

The net growth in assets was funded primarily by growth in total deposits, up $1,638,815, which consisted of $1,336,542 from the acquisition of Second Bancorp and from organic growth. Debt increased $420,043, due to the assumption of $646,315 from Second Bancorp and additional borrowings from the Federal Home Loan Bank, offset by payoffs of the line of credit and junior subordinated debentures owed to an unconsolidated subsidiary trust and payments on repurchase agreements and federal funds purchased.

Shareholders’ equity totaled $1,416,415 at September 30, 2004, increasing $417,839 from December 31, 2003. Common stock increased $337,023, mainly due to $310,645 of stock issued to Second Bancorp shareholders, $7,637 of stock issued to Spencer-Patterson shareholders, $4,558 of stock issued to EOB, Inc. shareholders and $14,183 of shares issued for stock from option exercises. Net retained earnings (net income less cash dividends) for the nine months ended September 30, 2004 totaled $84,824. Accumulated other comprehensive income decreased by $2,420, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30, 2004	December 31, 2003	September 30, 2003
Non-accrual loans	$122,050	$81,979	$87,188
Restructured loans	556	599	1,245

Total non-performing loans	122,606	82,578	88,433
Investment securities	11,705	—	—
Other real estate owned	11,924	10,441	7,583

Total non-performing assets	$146,235	$93,019	$96,016

Loans 90 days or more past due and not on non-accrual	$17,183	$13,841	$11,809
Non-performing loans to total loans	1.19%	.96%	1.05%
Non-performing assets to total assets	1.00	.72	.76
Allowance for credit losses to total non-performing loans	120.29	151.30	138.66
Loans 90 days or more past due and not on non-accrual to total loans	.17	.16	.14

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $128,987 and $98,312 at September 30, 2004 and December 31, 2003, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The acquisition of Second Bancorp resulted in additional non-performing loans of $20,172 during the third quarter.

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

Included in non-accrual loans are $34,400 at September 30, 2004 and $28,600 at December 31, 2003 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky believes that the credits are well secured and the prospects for recovery of all principal and interest are good.

Management also classified $11,705 in investment securities as non-performing during the third quarter. Sky Financial is not accruing income on these securities .

Allowance for Credit Losses

The following table presents a summary of Sky Financial’s credit loss experience for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Balance of allowance at beginning of period	$125,661	$123,378	$124,943	$106,675

Loans charged-off:
Real estate	(2,144)	(3,963)	(6,542)	(7,382)
Commercial and agricultural	(3,209)	(2,586)	(10,169)	(6,992)
Installment and credit card	(4,799)	(5,078)	(14,239)	(14,956)
Other loans	(23)	(126)	(70)	(291)

Total loans charged-off	(10,175)	(11,753)	(31,020)	(29,621)

Recoveries
Real estate	698	264	1,567	683
Commercial and agricultural	248	949	991	1,558
Installment and credit card	1,123	1,454	3,389	3,967

Total recoveries	2,069	2,667	5,947	6,208

Net loans charged-off	(8,106)	(9,086)	(25,073)	(23,413)
Provision charged to operating expense	8,360	8,325	26,045	24,150
Reserve of acquired institution	21,564	—	21,564	15,205

Balance of allowance at end of period	$147,479	$122,617	$147,479	$122,617

Ratio of net charge-offs to average loans outstanding	.32%	.43%	.37%	.39%

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

The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, macro credit quality trends, and internal loan review and regulatory examination findings. The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
Real estate	$58,707	$46,670
Commercial, financial and agricultural	46,161	39,967
Installment and credit card	29,875	26,519
Construction	4,225	2,295
Unallocated	8,511	9,492

Total	$147,479	$124,943

Discontinued Operations

Net income from discontinued operations was $18,725 during the first nine months of 2004 up from $2,056 during the same period in 2003 due primarily to the after-tax gain of $19,876 recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows, or financial position.

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2004 securities and other short term investments with maturities of one year or less totaled $5,450. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $629,596 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2004, the banking subsidiary had total credit availability with the FHLB of $1,681,586, of which it had outstanding borrowings of $1,634,145.

During 2004, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $100,000 through May 30, 2005. There were no borrowings under this agreement at September 30, 2004.

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

A schedule of significant commitments at September 30, 2004, follows:

Commitments to extend credit	$2,973,540
Standby letters of credit	356,801
Letters of credit	4,413

During September 2004, Sky Financial’s Board of Directors authorized the company to repurchase up to 2,000 shares of common stock in the open market for a twelve month period. During the third quarter of 2004, Sky repurchased 68 shares under this authorization.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $57,517 at September 30, 2004.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At September 30, 2004, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was positive for six months and one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at September 30, 2004 and December 31, 2003. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 basis points. Down 300 and 200 basis points was not measured due to the low probability of such a decline.

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

	September 30, 2004	ALCO Max	Guidelines Min
Six Month	105.6%	125%	95%
Twelve Month	104.9	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	September 30, 2004	December 31, 2003	ALCO Guidelines
One Year Net Interest
Income Change
+300 Basis points	4.1%	1.6%	—%
+200 Basis points	3.1	1.3	(10.0)
+100 Basis points	1.6	.7	(5.0)
-100 Basis points	(3.1)	(2.9)	(5.0)
Economic Value of Equity
+300 Basis points	(13.7)	(18.0)	—
+200 Basis points	(8.3)	(11.0)	(15.0)
+100 Basis points	(3.4)	(4.7)	(10.0)
-100 Basis points	.9	1.6	(10.0)

The projected volatility of net interest income and the economic value of equity at September 30, 2004 and December 31, 2003 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage it interest rate risk. At September 30, 2004, the fair values of Sky Financial’s derivative arrangements aggregated $11,877 on contracts with notional amounts of $412,200.

Item 4. Controls and Procedures

Sky Financial carried out an evaluation, under the supervision and with the participation of Sky Financial’s management, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and internal controls and procedures as of September 30, 2004 pursuant to Exchange Act Rules 13a-14 and 13a-15. These controls and procedures for financial reporting are the responsibility of Sky Financial’s management. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Sky Financial’s disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Sky Financial (including consolidated subsidiaries) required to be included in its periodic filings with the Securities and Exchange Commission. Further, there have been no changes in Sky Financial’s internal controls over financial reporting during the last fiscal quarter that have materially affected or that are reasonably likely to affect materially the Corporation’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, and Second National Bank of Warren, which was merged with Sky Bank on July 2, 2004, each provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a current outstanding balance of $34.4 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank (and its predecessors Metropolitan and Second National) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI, and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. Similar suits were filed by Metropolitan in June, 2002 and by Second National in April and June, 2002. In October, 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. The Motion is pending with the MDL Court and discovery in the MDL Proceeding is continuing. Amendments to the pleadings are currently due 14 days after the Court rules on the Motions. Sky is prepared to amend its complaint to include additional claims against the Sureties.

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

Scott M. Lukouski, et. al. vs. National Marine, Inc., Sky Financial Group, Inc., et. al., Case No. 2004 CV 685 (Court of Common Pleas, Erie County, Ohio)

In October, 2004, Sky Financial was one of the named defendant lenders in a purported class action complaint seeking remedies related to the financing of watercraft by Second National Bank of Warren, a predecessor of Sky Bank. In the acquisition, Sky Financial assumed a portfolio of indirect boat loans originated through National Marine, Inc. The complaint alleges that defendants engaged in fraudulent activities in connection with the purchase, sale and financing of watercraft, and that defendant lenders failed to follow prudent banking practices in the purchase of commercial paper from National Marine. The complaint seeks injunctive and equitable relief, compensatory and punitive damages, and other remedies on behalf of a class of borrowers. Sky Financial intends to vigorously defend against these claims, and believes that it has meritorious claims under certain insurance policies relating thereto. Sky Financial does not believe that the outcome of this proceeding is likely to have a materially adverse effect on the consolidated financial position or results of operations of Sky Financial.

******

Sky Financial and its affiliates are, from time to time, involved in various lawsuits and claims which arise in the normal course of business. Some of these proceedings seek relief or damages that are substantial, and in some instances are filed as class actions. Nonetheless, based upon the advice of counsel, management is of the opinion that any liabilities that may result from these lawsuits and claims will not have a material adverse effect on the consolidated financial condition or results of operations of Sky Financial.

Item 2. Changes in Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans are Programs
September 1, 2004 to September 30, 2004	68	25.21	68	1,932

During September 2004, Sky Financial’s Board of Directors authorized the company to repurchase up to 2,000 shares of common stock in the open market for a twelve-month period. Sky Financial announced this authorization on September 17, 2004.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description

(11.1)	Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for September 30, 2004.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

Current report on Form 8-K dated September 17, reporting that Sky Financial had restated the Consolidated Reports of Condition and Income on Form FFIEC 041 filed on behalf of The Second National Bank of Warren for the period ended June 30, 2004.

Current report on Form 8-K dated September 17, 2004, announcing Sky Financial’s authorization by the Board of Directors to repurchase shares of its common stock.

Current report on Form 8-K dated September 20, 2004, reporting that R. John Wean III was elected on May 19, 2004, effective September 15, 2004 to Sky Financial’s Board of Directors.

Current report on Form 8-K dated September 21, 2004, announcing that Sky Financial entered into an Agreement and Plan of Merger to acquire Prospect Bancshares.

Current report on Form 8-K dated October 21, 2004, reporting Sky Financial’s third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: November 5, 2004
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description

(11.1)	Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 14 of Sky Financial’s Form 10-Q for September 30, 2004.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer.

(32.2)	Section 1350 Certification of Chief Financial Officer.