Form 10-K
period 2004-12-31
SKY FINANCIAL GROUP INC
filed 2005-02-22
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter: $2,039,567,405.

The number of shares outstanding of the Registrant’s common stock, without par value was 106,567,699 at February 11, 2005.

Certain specifically designated portions of Sky Financial Group, Inc.’s definitive Proxy Statement dated March 7, 2005 for its 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Sky Financial Group, Inc. (Sky Financial) is a $14.9 billion financial holding company located in Bowling Green, Ohio that owns one commercial bank primarily engaged in commercial and consumer banking business at over 280 financial centers and 300 ATMs located in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. Sky Financial also operates businesses relating to insurance, trust and other related financial services. During 2004 and 2003, Sky Financial completed the following acquisitions and divestitures:

•	On November 30, 2004, Sky Financial acquired Prospect Bancshares and its wholly-owned subsidiary Prospect Bank (Prospect), a $202 million savings bank located in Worthington, Ohio.

•	On July 1, 2004, Sky Financial acquired Second Bancorp, Inc. and its wholly-owned subsidiaries, The Second National Bank of Warren and Stouffer-Herzog Insurance Agency, Inc. Second National Bank was a $2.0 billion commercial bank located in Warren, Ohio.

•	On March 31, 2004, Sky Financial sold Sky Financial Solutions, Inc., its specialized medical/dental financing unit located in Columbus, Ohio.

•	On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc., a $225 million bank holding company and its wholly-owned subsidiary Great Lakes Bank (GLB), a state member bank located in Mentor, Ohio.

•	On April 30, 2003, Sky Financial acquired the outstanding capital stock of Metropolitan Financial Corp, a $1.5 billion savings and loan holding company and its wholly-owned subsidiary, Metropolitan Bank and Trust Company (Metropolitan) located in Highland Hills, Ohio.

The Holding Company

Sky Financial’s corporate philosophy is to operate as a locally-oriented, community-based financial service organization, augmented by centralized support in select critical areas. This local market orientation is reflected in its financial centers and regional advisory boards comprised of local business persons, professionals and other community representatives that assist the bank in responding to local banking needs. Sky Financial’s bank subsidiary concentrates on client service and business development, while relying upon the support of Sky Financial for operational functions that are not readily visible to clients and those that are critical to risk management. Asset quality review, mortgage banking activities, financial reporting, investment activities, internal audit, compliance and funds management are among the functions that are overseen at the holding company level.

Sky Financial’s market area is economically diverse, with a base of manufacturing, service, transportation and agriculture industries, and thus Sky Financial is not dependent upon any single industry or employer. Similarly, Sky Financial’s client base is diverse, and Sky Financial and its subsidiaries are not dependent upon any single industry or upon any single client.

Sky Financial’s strategic plan includes organic loan and deposit growth from a focused sales and service culture, increasing fee-based income, strengthening organizational synergies to manage operating costs, maintaining strong asset quality and acquiring financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners, which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

The Bank Subsidiary

Sky Bank, headquartered in Salineville, Ohio, had total assets of $14.7 billion at December 31, 2004, and operates financial centers in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. Sky Bank engages in commercial and consumer banking, including the acceptance of a variety of demand, savings and time deposits and the extension of commercial and consumer loans. Prospect Bank was merged into Sky Bank on December 3, 2004, and Second National Bank was merged into Sky Bank on July 2, 2004.

The Financial Services Subsidiaries

Sky Trust, National Association (Sky Trust), a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Sky Insurance, Inc. (Sky Insurance), Maumee, Ohio and Meyer & Eckenrode Insurance Group, Inc., Carnegie, Pennsylvania, are Sky Financial’s full service insurance agencies offering a variety of insurance products and services to its clients. Insurance Buyers’ Service Agency, Inc. was purchased and merged into Sky Insurance on July 8, 2003. Spencer-Patterson Insurance Agency, Inc. was purchased and merged into Sky Insurance on January 5, 2004. EOB, Inc. was purchased and merged into Sky Insurance on April 1, 2004. Stouffer-Herzog Insurance Agency became an affiliate of Sky Insurance through the acquisition of Second Bancorp in July 2004. It became part of Sky Insurance in January 2005.

Sky Financial has various other subsidiaries that are not significant to the consolidated entity.

Competition

The financial services industry is highly competitive. Sky Financial and its subsidiaries compete with other local, regional and national financial service providers, such as other financial holding companies, commercial banks, savings associations, credit unions, finance companies, leasing companies, and brokerage and insurance firms. The financial services industry is likely to become more competitive as further technological advances enable more companies to provide financial services on a more efficient and convenient basis.

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

Financial Services Subsidiaries. Many of Sky Financial’s financial services subsidiaries also are subject to regulation by the Federal Reserve Board and other applicable federal and state agencies. Sky Financial’s insurance subsidiaries are subject to regulation by applicable state insurance regulatory agencies. Other non-bank subsidiaries of Sky Financial are subject to the laws and regulations of both the federal government and the various states in which they conduct business. Sky Trust, Sky Financial’s trust services affiliate, is regulated by the Office of the Comptroller of the Currency (OCC).

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

Bank Holding Company Activities

Interstate Banking. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal Act”), as amended, a bank holding company may acquire banks in states other than its home state, subject to certain limitations. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. Banks are also permitted to acquire and to establish de novo branches in other states where authorized under the laws of those states.

Regulatory Approval. Under the BHCA, prior approval of the Federal Reserve Board is required for the acquisition of more than 5% of the voting stock of any bank. In determining whether to approve a proposed bank acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, the public benefits expected to be received from the acquisition, the projected capital ratios and levels on a post-acquisition basis, and the acquiring institution’s record of addressing the credit needs of the communities it serves, including the needs of low and moderate income neighborhoods, consistent with the safe and sound operation of the bank, under the Community Reinvestment Act of 1977.

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common and preferred stock and debt service on its debt is dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2004, $51,608 was available for distribution to Sky Financial as dividends without prior regulatory approval.

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

Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2004, Sky Financial met both requirements, with Tier 1 and total capital equal to 9.3% and 11.7% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial’s leverage ratio at December 31, 2004 was 7.7%.

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

As of December 31, 2004, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on Sky Financial’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for Sky Bank could have a material adverse effect on Sky Financial’s earnings.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 contains important new requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by Sky Financial’s chief executive officer and chief financial officer are required. These certifications attest that Sky Financial’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Sky Financial has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. Also, in response to the Sarbanes-Oxley Act, Sky Financial adopted a series of procedures to improve its corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the chief executive officer, the chief financial officer and other Sky Financial officers. Sky Financial also requires signed certifications from managers who are responsible for internal controls throughout Sky Financial as to the integrity of the information they prepare. These procedures supplement Sky Financial’s Code of Ethics policies and procedures that have previously been in place. See Item 9A “ Controls and Procedures” for Sky Financial’s evaluation of its disclosure controls and procedures.

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

In addition, see the information contained in Note 21 “Regulatory Matters” on page 56 of this Form 10-K.

Employees

As of December 31, 2004, Sky Financial and its subsidiaries had approximately 4,001 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Available Information

Sky Financials’ Internet address is www.skyfi.com. We have made available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that Sky Financial files with the SEC may be read and copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Sky Financial will provide a copy of any of the foregoing documents to stockholders upon request.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the SEC’s Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” and related discussion is incorporated by specific references from the indicated pages of this Form 10-K.

Pages
Financial Ratios	10
Net Interest Income; Average Balance Sheets and Related Yields and Rates; Volume and Rate Variance Analysis	13-15
Loan Portfolio; Under-performing Assets; Risk Elements	17-20
Provision and Allowance for Credit Losses	20-21
Securities	22-23
Deposits	24
Short-Term Borrowings	24

Item 2. Properties

Sky Financial’s executive offices are located in Bowling Green, Ohio. Sky Bank operates over 280 financial centers, of which substantially all are owned. Also, the information contained in Note 5 “Premises and Equipment” on page 43 of this Form 10-K is incorporated herein by reference in response to this item.

Item 3. Legal Proceedings

Sky Financial and its affiliates are, from time to time, involved in various lawsuits and claims, which arise in the normal course of business. Some of these proceedings seek relief or damages that are substantial, and in some instances are filed as class actions. Nonetheless, based upon the advice of counsel, management is of the opinion that any liabilities that may result from these lawsuits and claims will not have a material adverse effect on the consolidated financial condition or results of operations of Sky Financial.

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, and Second National Bank of Warren, which was merged with Sky Bank on July 2, 2004, each provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a December 31, 2004 outstanding balance of $34.4 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank (and its predecessors Metropolitan and Second National) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. Similar suits were filed by Metropolitan in June 2002 and by Second National in April and June, 2002. In October 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. The Motion is pending with the MDL Court and discovery in the MDL Proceeding is continuing. Amendments to the pleadings are currently due 14 days after the Court rules on the Motions. Sky Bank is prepared to amend its complaint to include additional claims against the Sureties.

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

Sky Bank believes that the language of the surety bonds (and in the case of IU, the insurance policies) clearly provides that the Sureties are responsible to Sky Bank, as the Obligee or Named Insured under the bonds, for the underwriting of the lessees and leases, including all issues of fraud, and that the Sureties waived any defense of fraud to claims under the bonds. Sky Bank also believes that the surety bonds make it clear that the Sureties were responsible for the performance of the originator of the leases as sub-servicer of the leases. Finally, Sky Bank believes that the surety bonds provide that if the Obligee or Named Insured fails to receive a payment due under a lease from the sub-servicer, a default under the lease occurs and the Sureties’ payment obligations are triggered. Relevant excerpts from the RLI and Royal surety bonds are set forth below:

The Surety is responsible to the Obligee for the individual underwriting of each lessee and Lease, including but not limited to, all related credit matters, issues of fraud, bankruptcy and the accurate and timely performance by any sub-servicer designated by Surety, and Surety shall assert no defenses to any claim under this Bond as a result of any of the foregoing. This Lease Bond and the Surety’s obligation constitute an unconditional and absolute guarantee of payment, not collection. If the Obligee fails to receive a payment under the Lease from the Surety, as servicer, or from any sub-servicer, on the scheduled due date, a default under the Lease occurs. Upon such default, the Surety shall have thirty (30) days to cause the default to be remedied. The Surety shall make payment on this bond to the Obligee upon receipt of demand from the Obligee, within this 30 day period.

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

Furthermore, Sky Bank believes that as a further inducement to Sky Bank to extend credit, the Sureties issued representation letters and legal opinions, which confirmed the validity and enforceability of its surety bonds, and in effect acknowledged the assignment of the bonds to Sky Bank.

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

In November, 2004, Sky Financial filed a declaratory judgment action in Trumbull County (Case No.: 2004 CV 2779) and asserted jurisdiction of the class action in Trumbull County Common Pleas Court, which has jurisdiction over the Receiver and assets of National Marine. On January 4, 2005, an order was signed by the Erie County Court transferring venue to Trumbull County Common Pleas Court.

Item 4. Submission of Matters to a Vote of Security Holders

None

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in Note 2 on page 39 and Note 18 “Stock Options” on page 53 of this Form 10-K is incorporated herein by reference in response to this item. The company did not buy back any shares in the fourth quarter of 2004. The company has an authorization to purchase 2,000,000 shares under which none has been repurchased as of December 31, 2004.

Quarterly Common Stock Prices, Dividends and Yields

	High	Low	Book Value per Share	Dividend per Share	Dividend Yield*
2004
Fourth quarter	$29.25	$24.90	$13.77	$0.22	3.21%
Third quarter	25.55	23.13	13.44	0.21	3.43
Second quarter	26.23	23.00	11.13	0.21	3.40
First quarter	27.81	24.35	11.46	0.21	3.16

2003
Fourth quarter	$26.10	$22.51	$10.80	$0.21	3.40%
Third quarter	23.93	21.30	10.31	0.20	3.50
Second quarter	22.00	18.63	10.16	0.20	3.89
First quarter	21.00	18.75	9.67	0.20	3.99

Stock Information at December 31, 2004

					Common Stock
Shares authorized					350,000,000
Shares issued					106,951,806
Treasury shares					113,295
Number of shareholders of record					20,064
Closing market price per share					$28.67
Book value per share					$13.77
Stock exchange					NASDAQ
Stock symbol					SKYF

*	Calculated on average traded price for the quarter.

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

December 31,	2004	2003	2002	2001	2000
Consolidated Statements of Income
Interest income	$661,943	$594,063	$576,397	$619,873	$624,924
Interest expense	210,632	202,820	235,162	302,988	322,219
Net interest income	451,311	391,243	341,235	316,885	302,705
Provision for credit losses	37,660	34,125	37,659	27,384	17,794
Net interest income after provision for credit losses	413,651	357,118	303,576	289,501	284,911
Non-interest income	203,417	178,898	147,984	124,388	112,841
Non-interest expenses	356,524	307,186	253,700	221,523	219,462
Income from continuing operations before income taxes	260,544	228,830	197,860	192,366	178,290
Income taxes	85,344	76,150	65,712	63,714	57,357
Income from continuing operations	175,200	152,680	132,148	128,652	120,933
Income (loss) from discontinued operations (net of tax)	19,155	3,937	(4,341)	(7,989)	(6,560)
Net income	194,355	156,617	127,807	120,663	114,373
Net income available to common shareholders	194,355	156,617	127,807	120,663	114,373

Per Common Share
Basic income from continuing operations	$1.76	$1.70	$1.58	$1.56	$1.43
Basic income (loss) from discontinued operations	0.19	0.05	(0.05)	(0.10)	(0.08)
Basic net income	1.95	1.75	1.53	1.46	1.35
Diluted income from continuing operations	1.74	1.69	1.57	1.55	1.42
Diluted income (loss) from discontinued operations	0.19	0.04	(0.05)	(0.10)	(0.08)
Diluted net income	1.93	1.73	1.52	1.45	1.35
Cash dividends declared	0.85	0.81	0.77	0.74	0.72
Book value at year end	13.77	10.80	9.54	7.92	7.31
Weighted average shares outstanding – basic	99,461	89,630	83,439	82,449	84,604
Weighted average shares outstanding – diluted	100,568	90,404	84,096	83,028	84,967

Consolidated Balance Sheets (Year End)
Total assets	$14,944,423	$12,946,978	$11,050,120	$9,252,228	$8,409,332
Securities available for sale	3,091,813	2,511,369	2,247,181	1,996,843	1,846,517
Loans held for sale	9,433	28,062	77,458	85,740	13,854
Loans	10,616,118	8,644,645	7,347,988	6,182,998	5,910,407
Allowance for credit losses	(151,389)	(124,943)	(106,675)	(92,831)	(92,089)
Deposits	10,351,591	8,515,533	7,617,472	6,545,177	5,894,462
Debt and FHLB advances	1,924,840	1,476,564	1,065,254	894,103	1,040,955
Total shareholders’ equity	1,470,955	998,576	832,433	648,444	609,690

Selected Financial Ratios
Return on average assets	1.43%	1.29%	1.29%	1.39%	1.41%
Return on average shareholders’ equity	15.75	17.23	17.67	19.11	19.78
Dividend payout ratio	43.64	46.59	50.43	50.61	53.66
Net interest margin, fully-taxable equivalent	3.69	3.70	3.90	3.96	4.08
Average loans to average deposits	99.56	96.46	93.53	100.44	98.11
Average equity to average assets	9.09	7.47	7.30	7.26	7.14
Allowance for credit losses to period-end loans	1.43	1.45	1.45	1.50	1.56
Allowance for credit losses to total non-performing loans	105.32	151.30	154.07	272.20	429.12
Non-performing loans to period-end loans	1.35	0.96	0.94	0.55	0.36
Net charge-offs to average loans	0.37	0.40	0.47	0.40	0.22

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

The following discussion and analysis represents a review of Sky Financial Group, Inc.’s (Sky Financial) consolidated financial condition and results of operations. This review should be read in conjunction with the consolidated financial statements presented elsewhere in this report.

Business Summary

Sky Financial Group is a diversified financial holding company with its headquarters located in Bowling Green, Ohio. Sky Financial operates over 280 financial centers and over 300 ATMs serving communities in Ohio, Pennsylvania, Michigan, Indiana and West Virginia. Sky Financial Group’s financial service affiliates include: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.

Sky Financial has a specific strategic plan for delivering profitable growth. Sky Financial’s success is the result of five strategic priorities that guide decisions and focus corporate resources. These are: 1) Organic Growth; 2) Fee Income; 3) Organizational Synergies; 4) Asset Quality; and 5) Acquisitions.

The primary source of Sky Financial’s revenue is net interest income from loans and deposits, and fee income. Balance sheet growth was again strong in 2004. This growth is a direct result of Sky Financial’s organic growth strategy and acquisitions. During 2004 there was a change in the interest rate environment that saw increases in market rates, which contributed to the lower mortgage activity and a significant decrease in mortgage banking revenues.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation and the consolidated financial statements for all periods presented have been reclassified to reflect this presentation. Sky Financial Solutions’ results of operations included revenues of $39,356, $32,969 and $23,516 and pre-tax income (loss) of $29,503, $6,242 and $(6,686) for 2004, 2003 and 2002, respectively. Sky Financial recognized a pre-tax gain on the sale of Sky Financial Solutions of $31,240 ($20,306 after-tax) during 2004.

Completed Acquisitions

On November 30, 2004, Sky Financial acquired Prospect Bancshares, Inc. and its wholly-owned subsidiary Prospect Bank, a $202 million savings bank headquartered in Worthington, Ohio, for 1,139 shares of Sky Financial common stock and $17.6 million in cash.

On July 1, 2004, Sky Financial acquired Second Bancorp Incorporated, a $2.0 billion bank holding company, and its wholly-owned subsidiaries including The Second National Bank of Warren and the Stouffer-Herzog Insurance Agency, Inc., for 11,953 shares of Sky Financial common stock. Second National Bank was a commercial bank headquartered in Warren, Ohio and Stouffer-Herzog, a full-service insurance agency, was headquartered in Ashtabula, Ohio.

On April 1, 2004, Sky Financial acquired EOB, Inc. for 177 shares of Sky Financial common stock and $.5 million in cash. Headquartered in Canton, Ohio, this insurance company specialized in the sales and service of group benefits.

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, Inc. a professional liability, personal and commercial insurance agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $793 in cash.

On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. (GLB), a $225 million bank holding company, and its wholly-owned subsidiary Great Lakes Bank, a state member bank headquartered in Mentor, Ohio, for an aggregate purchase price of $43,263 payable in Sky Financial common stock in a tax free exchange. GLB shareholders received 1,717 shares of Sky Financial common stock.

On July 8, 2003, Sky Financial acquired Insurance Buyers’ Service Agency, Inc., (IBS) a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164 shares of Sky Financial common stock. Insurance Buyers’ Service Agency, Inc. was subsequently merged into Sky Insurance.

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

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp (Three Rivers), a $1 billion bank holding company headquartered in Monroeville, Pennsylvania, and its wholly-owned subsidiary, Three Rivers Bank and Trust Company, by acquiring all of the outstanding capital stock of Three Rivers for a total purchase price of $136,626. The purchase price consisted of 4,854 shares of Sky Financial common stock and cash of $41,799.

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

All of these acquisitions were accounted for under the purchase method of accounting and their results of operation have been included in Sky Financial’s results of operation from the dates of the acquisition.

Overview

Sky Financial’s results from continuing operations for the years 2004 and 2003 reflected continued earnings improvement and significant expansion from the combination of acquisitions and organic growth, despite the challenges from a slow economy and competitive industry. Growth in loans and deposits, development of fee-based revenues, discipline in expense controls and strong credit quality all contributed to the earnings improvement. In 2004, earnings growth overcame a significant reduction in mortgage banking revenues from 2003, when lower market interest rates led to record levels in mortgage loan originations and gains on the sales of mortgage loans.

In 2004, net income for Sky Financial was $194,355, or $1.93 per diluted share, up from $156,617, or $1.73 per diluted share in 2003, which was up from $127,807, or $1.52 per diluted share in 2002. 2004 net income was increased by the after-tax net income from discontinued operations of $19,155, or $.19 per diluted share. 2003 net income included an after-tax net income from discontinued operations of $3,937, or $.04 per diluted share, while 2002 net income included an after-tax net loss from discontinued operations of $4,341, or $.05 per diluted share. In 2004, Sky Financial completed the sale of

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

its dental finance business for an after tax gain of $20,306, or $.20 per diluted share, which strengthened its liquidity and capital positions and provided greater focus on its core regional financial services businesses. The dental financing business had grown significantly and, in 2003, had returned to profitability after operating at a loss since its restructure in 2000.

Income from continuing operations for 2004 was $175,200 or $1.74 per diluted share, up from $152,680 or $1.69 per diluted share in 2003, which was up from $132,148 or $1.57 per diluted share in 2002. Sky Financial’s results include the impacts of mergers and acquisitions, which added assets of $2.2 billion in 2004, $1.7 billion in 2003 and $1.1 billion in 2002, as detailed in Note 2 of the financial statements. In addition, completing the acquisitions and divestitures as well as other organizational changes resulted in merger, integration and restructuring charges of $4,542 in 2004, $4,577 in 2003 and $10,437 in 2002, as detailed in Note 16 of the financial statements.

In 2004, net interest income increased $60,068 due to the growth in assets, while the net interest margin remained basically stable throughout the year, as benefits from rising short-term rates were offset by the flattening of the yield curve and the incremental effect of acquisitions. With the expansion from acquisitions, growth of fee-based businesses and greater gains on the sales of securities in 2004, non-interest income rose $24,519, despite a reduction in mortgage banking revenues of $22,988, as mortgage loan originations of $1.3 billion in 2004 decreased from record levels of $2.3 billion in 2003. The provision for credit losses increased $3,535 primarily due to growth as net credit losses as a percent of average loans improved to .37% in 2004 from .40% in 2003. Non-interest expenses increased in 2004 by $49,338 mainly due to acquisitions.

In 2003, net interest income increased $50,008 due to the growth in assets, while the net interest margin tightened from lower market rates and the incremental effect of the acquisitions. Non-interest income grew $30,914, which in addition to the benefit from acquisitions, notably included a rise in mortgage banking income of $19,206 and a record level of mortgage loan originations. The provision for credit losses declined $3,534 consistent with the reduction of net credit losses as a percent of average loans, while non-interest expenses increased in 2003 by $53,486, mainly due to the acquisitions.

Business Line Results

Sky Financial’s continuing operations is managed along two primary business lines: community banking and financial service affiliates. The community banking group is comprised of Sky Financial’s commercial bank, Sky Bank, which services businesses and consumers through a regional structure. As previously discussed, Sky Financial acquired Second Bancorp and Prospect in 2004, Metropolitan and GLB during 2003 and Three Rivers during 2002. Substantially all of the assets of these acquisitions became part of the community banking segment.

The financial service affiliates include Sky Financial’s current businesses relating to trust and investment management, insurance agency operations and other financial related services.

During 2004, Sky Financial acquired Spencer-Patterson, an agency that sells professional liability, personal and commercial insurance, and EOB, Inc., a group benefit insurance agency. During 2003, Sky Financial acquired IBS, an agency that sells professional liability, personal and commercial insurance, and in 2002, Sky Financial acquired two insurance agencies, Celaris Group, Inc. and Value Added Benefits, Ltd.

Additional information regarding Sky Financial’s business lines and the financial measurement methodologies is provided in Note 22 of the consolidated financial statements. Table 1 summarizes Sky Financial’s business line results for each of the last three years.

Table 1 Business Line Results

	Net Income (Loss)
Year ended December 31,	2004	2003	2002
Community banking	$164,266	$154,290	$132,176

Financial service affiliates	9,774	5,283	4,883
Parent and other	1,160	(6,893)	(4,911)

Continuing operations	$175,200	$152,680	$132,148

Community banking net income in 2004 reflected the benefit of the Second Bancorp and Prospect acquisitions, as well as the full year of acquisitions completed in 2003. Additionally, higher revenues from solid organic growth in loans and targeted deposit products help to mitigate reduced mortgage banking revenues, as well as higher expenses and provisions for credit losses, both increasing with the strong growth.

In 2003, community banking net income reflected the benefit of acquisitions in addition to higher revenues from solid organic growth in loans and targeted deposit products and record mortgage banking levels. Expenses also increased to support the higher revenues, and provisions for credit losses decreased as a result of improved asset quality and less growth in the loan portfolio.

The community banking results continued to reflect solid performance ratios, although impacted by the recent acquisitions and lower mortgage banking revenues. For 2004, community banking generated a return on assets of 1.25% and efficiency ratio of 50.48% compared to 1.36% and 48.79%, respectively, in 2003 and 1.43% and 46.43%, respectively, in 2002. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

The financial service affiliates improved earnings by 85% in 2004 after increasing 8% in 2003. The 2004 increase was mainly due to the robust growth in both the insurance agency and wealth management businesses, in addition to eliminating the impact of an under-performing company. The significant growth resulted from the combination of acquisitions and organic growth.

Parent and other includes the net funding costs of the parent company and all significant shared items of income and expense, including all merger, integration and restructuring charges and net securities gains and losses from the parent’s investment portfolio. In 2004, gains on the sale of securities, in addition to reduced non-interest expenses, more than offset the impact of rising rates, increasing the net funding costs of the parent.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities.

Table 2 summarizes net interest income and net interest margin for each of the three years ended December 31, 2004, 2003 and 2002.

Table 2 Net Interest Income

Year ended December 31,	2004	2003	2002
Net interest income	$451,311	$391,243	$341,235
Taxable equivalent adjustments to net interest income	3,372	3,118	3,166
Net interest income, fully taxable equivalent	$454,683	$394,361	$344,401

Net interest margin	3.66%	3.67%	3.86%
Taxable equivalent adjustment	.03	.03	.04

Net interest margin, fully taxable equivalent	3.69%	3.70%	3.90%

Sky Financial’s net interest income, on a fully tax-equivalent basis, of $454,683 in 2004 increased from $394,361 in 2003, which was up from $344,401 in 2002. The growth in net interest income was mainly due to the increase in average earning assets up 15.7% in 2004 after growing 20.6% in 2003, while the net interest margin remained stable in 2004, down only one basis point, after declining 20 basis points in 2003 from 2002.

The increase in average earning assets in both 2004 and 2003 was mostly in loans and reflected solid organic growth in addition to the earning assets acquired through mergers. In 2004 and 2003, loans, Sky Financial’s highest yielding assets, comprised 77% of average assets, up from 75% in 2002. In funding asset growth Sky Financial has successfully emphasized growth in non-interest-bearing sources. As a percent of earning assets, interest-bearing liabilities declined to 86% in 2004 from 88% in 2003 and 2002.

The net interest margin, on a fully tax-equivalent basis was 3.69% in 2004 fairly stable compared to 3.70% in 2003, which was down from 3.90% in 2002. While short-term rates rose in the second half of 2004, overall, the yield curve flattened. This combination, along with the lower incremental net interest margin from acquisitions, had the effect of basically neutralizing the potential benefit to the margin from the rising rates. The decline in net interest margin in 2003 from 2002 resulted from the impact of acquisitions and the decrease in interest rates.

In 2005, Sky Financial expects to continue improving both its earning asset and funding mix through targeted organic growth strategies, which should contribute to Sky Financial’s continued growth in net interest income.

Table 3 reflects the components of Sky Financial’s net interest income for each of the three years ended December 31, 2004, setting forth: (i) average assets, liabilities and shareholders’ equity, (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities, (iv) the net interest rate spread (i.e., the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities), and (v) the net interest margin (i.e., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average loan balances.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 3 Three-Year Average Balance Sheet and Net Interest Margin

	2004			2003			2002
Year ended December 31,	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits	$37,187	$472	1.27%	$33,534	$293	0.87%	$10,832	$196	1.81%
Federal funds sold and other	2,573	30	1.17	3,200	72	2.25	11,180	166	1.48
Securities	2,795,189	121,728	4.35	2,440,986	103,769	4.25	2,197,795	119,675	5.45
Loans and loans held for sale	9,493,005	543,085	5.72	8,175,286	493,047	6.03	6,616,035	459,526	6.95

Total interest-earning assets	12,327,954	665,315	5.40	10,653,006	597,181	5.61	8,835,842	579,563	6.56

Assets of discontinued operations	215,013			737,476			494,144
Non-earning assets	1,028,949			776,265			585,724

Total assets	$13,571,916			$12,166,747			$9,915,710

Interest-bearing liabilities
Demand deposits	$298,742	$2,350	0.79%	$220,891	$1,344	0.61%	$107,325	$802	0.75%
Savings deposits	3,767,873	28,755	0.76	3,343,474	30,383	0.91	2,660,130	35,755	1.34
Time deposits	4,035,606	110,659	2.75	3,728,437	111,478	2.99	3,384,936	139,708	4.13

Total interest-bearing deposits	8,102,221	141,764	1.75	7,292,802	143,205	1.96	6,152,391	176,265	2.86

Short-term borrowings	897,438	18,685	2.08	849,464	18,472	2.17	732,230	19,438	2.65
Trust preferred securities/ junior subordinated debentures	174,385	8,695	4.99	150,001	7,528	5.02	110,687	7,750	7.00
Debt and FHLB advances	1,427,547	41,488	2.91	1,041,429	33,615	3.23	763,119	31,709	4.16

Total interest-bearing liabilities	10,601,591	210,632	1.99	9,333,696	202,820	2.17	7,758,427	235,162	3.03

Liabilities of discontinued operations	201,842			694,010			466,206
Non-interest-bearing liabilities	1,538,550			1,230,285			967,835
Shareholders’ equity	1,229,933			908,756			723,242

Total liabilities and equity	$13,571,916			$12,166,747			$9,915,710

Net interest income, fully taxable equivalent		$454,683			$394,361			$344,401
Net interest spread			3.41%			3.44%			3.53%

Net interest income, fully taxable equivalent to earning assets			3.69%			3.70%			3.90%

- Loan fees are included in interest income.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 4 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2004. The table is presented on a tax-equivalent basis.

Table 4 Net Interest Income - Rate/Volume Analysis

	2004			2003
	Change from 2003 in interest income or expense due to			Change from 2002 in interest income or expense due to
Year ended December 31,	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Interest-bearing deposits	$32	$147	$179	$410	$(313)	$97
Federal funds sold	(14)	(28)	(42)	(119)	25	(94)
Securities	15,059	2,900	17,959	13,242	(29,148)	(15,906)
Loans, net	79,471	(29,433)	50,038	108,300	(74,779)	33,521

Total interest income	94,548	(26,414)	68,134	121,833	(104,215)	17,618

Interest expense attributable to:
Deposits:
Interest-bearing demand	474	532	1,006	325	217	542
Savings	3,857	(5,485)	(1,628)	8,822	(14,194)	(5,372)
Time	9,184	(10,003)	(819)	14,178	(42,408)	(28,230)

Total deposits	13,515	(14,956)	(1,441)	23,325	(56,385)	(33,060)
Short-term borrowings	1,043	(830)	213	3,112	(4,078)	(966)
Trust preferred securities/ junior subordinated debentures	1,223	(56)	1,167	2,753	(2,975)	(222)
Debt and FHLB advances	12,462	(4,589)	7,873	11,564	(9,658)	1,906

Total interest expense	28,243	(20,431)	7,812	40,754	(73,096)	(32,342)

Net interest income	$66,305	$(5,983)	$60,322	$81,079	$(31,119)	$49,960

Non-Interest Income

Total non-interest income in 2004 increased $24,519 from 2003, which was $30,914 higher than 2002. The growth in 2004 was achieved despite a decline in mortgage banking revenues of $22,988 from record levels in 2003 that were $19,206 higher than 2002. The 2004 increase was primarily in brokerage and insurance commissions, service charges, trust services and net securities gains, while the rise in 2003 was mainly in brokerage and insurance commissions and service charges in addition to mortgage banking. The continued growth of the past two years reflected Sky Financial’s focus on growing its fee-based businesses, in addition to the contribution from acquisitions.

A strategic objective for Sky Financial is to increase total non-interest income as a percent of total revenue (net interest income, fully-tax equivalent plus non-interest income). In 2004, by overcoming the decline in mortgage banking revenues with strong growth in other fee-based businesses, Sky Financial maintained the contribution of non-interest income at 31% of total revenues, level with 2003, which was up from 30% in 2002.

Table 5 Non-Interest Income

Year ended December 31,	2004	2003	2002	2004 Vs. 2003	2003 Vs. 2002
Trust services income	$18,281	$14,348	$13,479	27%	6%
Service charges and fees on deposit accounts	47,964	38,207	34,499	26	11
Mortgage banking income	24,844	47,832	28,626	(48)	67
Brokerage and insurance commissions	55,820	42,686	36,848	31	16
Net securities gains	14,569	871	2,479	1,573	(65)
Transaction fees	13,246	10,506	7,666	26	37
Merchant income	6,929	4,572	3,559	52	28
Income from bank-owned life insurance	6,249	6,484	5,817	(4)	11
International fees	1,829	1,685	1,544	9	9
Other	13,686	11,707	13,467	17	(13)

Total non-interest income	$203,417	$178,898	$147,984	14%	21%

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 6 Mortgage Banking Income

For Period Ending December 31	2004	2003	2002
Origination and sales revenue	$27,168	$54,280	$34,674
Mortgage loan servicing income	13,784	10,768	6,859
Amortization expense	(15,265)	(19,495)	(11,468)
Impairment (charges) recapture	(843)	2,279	(1,439)

Total	$24,844	$47,832	$28,626

Mortgage banking income decreased $22,988 in 2004 after increasing $19,206 in 2003. On a component basis, in 2004 origination and sales revenue decreased $27,112, mortgage loan servicing income increased $3,016 and amortization and impairment charges decreased $1,108. The decrease in 2004 was primarily due to an unfavorable change in interest rates that impacted the volume of refinance business. The increase in 2003 was primarily due to a favorable interest rate environment, which increased volumes of mortgages originated and sold. Total volume of loans sold in 2004 was $1,128,777, a decrease of $1,136,904 or 50% from over 2003 after increasing $655,706 or 41% over 2002. An uneven trend in the overall rise in mortgage rates in 2004 in combination with the impact of mortgage servicing rights acquired in acquisitions led to increased impairment reserves on the mortgage servicing rights. During 2004, Sky Financial recorded impairment charges of $843 as compared to recapturing $2,279 of reserves in 2003.

Brokerage and insurance commissions increased $13,134 or 31% in 2004 and $5,838 or 16% in 2003. Commissions on insurance products were up 33% in 2004 and 15% in 2003 from increased sales volumes from core business and acquisitions. Sky Financial acquired Spencer-Patterson Insurance Agency, Inc., EOB, Inc. and Stouffer-Herzog Insurance Agency in 2004 and IBS in 2003. Commissions on investment products rose 12% in 2004 and 22% in 2003 from an increased number of sales representatives and higher volumes.

Service charges and fees on deposit accounts increased $9,757 in 2004 and $3,708 in 2003. The increase in both years reflected the benefits from growth in deposit accounts, both organic and through acquisition, and fee structure modifications. The growth in deposit accounts was largely driven by Sky Financial’s sales and service process, successful sales campaigns targeted to grow retail and commercial deposits and continued emphasis on cross-selling to broaden client relationships.

Trust services income, which continued to be impacted by changes in the equity markets as well as growth from acquisitions and new business, increased $3,933 or 27% in 2004 after increasing $869 or 6% in 2003. Trust assets under management rose to $4.3 billion at year-end 2004, up from $3.4 billion at the end of 2003.

For the year 2004, Sky Financial realized net gains on the sales of securities of $14,569 compared with net gains of $871 in 2003 and $2,479 in 2002. The gains in 2004 included $9,278 from the sale of bank equity holdings.

Other income included gains of $967 and $934 in 2004 and 2003 respectively related to the sales of buildings and property.

Non-Interest Expense

Total non-interest expense increased $49,338 or 16% in 2004 compared with an increase of $53,486 or 21% in 2003. In 2004, the acquisition of Second National in July and other current and prior year acquisitions contributed to the rise in expenses somewhat offset by lower state franchise taxes. In 2003, the acquisitions of Metropolitan, GLB and IBS and the full year impact of the previous year’s fourth quarter acquisition of Three Rivers contributed to the rise in expenses, partially offset by lower merger, integration and restructuring expenses. The efficiency ratio, which measures total non-interest expenses, including merger, integration and restructuring charges, as a percent of total revenues, was 54.17% in 2004, 53.59% in 2003 and 51.52% in 2002. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

As an active acquirer over the last three years, Sky Financial’s expenses have been increased each year for expenses to complete and integrate the new mergers into Sky Financial’s regional financial services delivery structure. These expenses are included in merger, integration and restructuring expenses and are more thoroughly described in Note 16 to the financial statements. In addition, acquisitions have increased Sky Financial’s intangible assets and amortization of intangible assets expense.

Non-interest expense includes costs, other than interest, that are incurred in the operations of Sky Financial. Table 7 summarizes the components of Sky Financial’s non-interest expense.

Table 7 Non-Interest Expense

Year ended December 31,	2004	2003	2002	2004 Vs. 2003	2003 Vs. 2002
Salaries and employee benefits	$193,611	$165,363	$140,420	17%	18%
Occupancy and equipment expense	59,096	50,025	38,550	18	30
Merger, integration and restructuring expense	4,542	4,577	10,437	(1)	(56)
State franchise taxes	3,255	8,550	3,365	(62)	154
Printing and supplies	6,054	5,834	4,813	4	21
Legal and other professional fees	9,426	8,192	7,380	17	11
Telephone	7,608	6,452	5,715	18	13
Loan costs	7,827	7,106	4,794	10	48
Marketing	11,269	9,034	5,782	25	56
Amortization of intangible assets	10,979	6,896	4,033	59	71
Other	42,857	35,157	28,411	21	24

Total non-interest expense	$356,524	$307,186	$253,700	16%	21%

Salaries and employee benefits increased $28,248 or 17% in 2004 and $24,943 or 18% in 2003. The increases in 2004 and 2003 were primarily due to higher staffing levels, mainly from acquisitions, annual merit increases and rising costs for health and retirement benefits. Sky Financial supports performance-based compensation and maintains commission and incentive plans, which cover all employees, with incentives related to profitability, growth, asset quality and client service. Performance-based compensation declined in 2004 after rising in 2003. Sky Financial’s full-time equivalent employees were 4,001 at December 31, 2004, up from 3,546 at December 31, 2003 and 3,046 at December 31, 2002. In 2004, salaries, wages and incentives increased $20,180 or 16% and employee benefits rose $8,068 or 23%. In 2003, the increases were $19,625 or 18% and $5,318 or 18%, respectively.

Occupancy and equipment expenses increased $9,071 or 18% in 2004 and $11,475 or 30% in 2003. Occupancy expenses increased $5,060 or 24% in 2004 and $5,134 or 33% in 2003 as Sky Financial increased the number of financial centers to 280 at December 31, 2004 from 260 at December 31, 2003 and 230 at year-end 2002. The additional offices resulted from Sky Financial’s acquisitions and the opening of five new offices in 2004 and three in 2003. Equipment expenses grew $4,011 or 14% in 2004 and $6,341 or 28% in 2003 to support Sky Financial’s expansion and as a result of a new technology platform implemented in mid-year 2002.

Merger, integration and restructuring charges were $4,542 in 2004, $4,577 in 2003 and $10,437 in 2002. In 2004, restructuring charges included $3,597 related to acquisition of Second National and $786 related to the acquisition of Prospect. An additional $159 of costs are primarily associated with the divestiture of Sky Financial Solutions. In 2003, restructuring charges included $1,091 related to the acquisition of Great Lakes Bank and $3,486 related to the Metropolitan Bank acquisition. In 2002, restructuring charges included $5,653 pertaining to Sky Financial’s implementation of a new technology platform and associated processes and $4,784 related to the acquisition of Three Rivers Bancorp.

State franchise taxes decreased $5,295 or 62% in 2004 primarily as a result of mergers and changes in Sky Financial’s tax bases, after increasing $5,185 in 2003.

Amortization of intangible assets increased $4,083 in 2004, due to the addition of $31.3 million in core deposit intangibles as the results of acquisitions. In 2003 amortization increased $2,863 due to the addition of $13.6 million in core deposit intangibles as a result of acquisitions.

Loan Portfolio

Sky Financial’s loan portfolio at December 31, 2004 totaled $10.6 billion, up from $8.6 billion at December 31, 2003 and $7.3 billion at December 31, 2002. The growth in total loans of 23% in 2004 and 18% in 2003 resulted from acquisitions, which added loans of $1.5 billion and $1.1 billion in 2004 and 2003, respectively, and from Sky Financial’s emphasis on organic loan growth, which has focused on commercial lending, non-residential mortgages and home equity loans within residential mortgages.

Commercial, financial and agricultural loans comprised 24% of the total loan portfolio at December 31, 2004. This loan category includes loans to a wide variety of businesses, small and large, across many industries and regions. Sky Financial’s commercial lending policy requires each loan to have viable repayment sources.

Commercial loans are evaluated for the adequacy of repayment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In certain instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Residential mortgage loans were 27% of the total loan portfolio at December 31, 2004. The residential mortgage portfolio contains loans to consumers secured by residential mortgages. Sky Financial’s residential mortgage lending policy requires each loan to have viable repayment sources. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

ratios, and collateral values. Credit risk for residential mortgage loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential mortgages in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

The residential mortgage portfolio includes both conforming and nonconforming mortgage loans. Conforming mortgage loans represent loans originated in accordance with underwriting standards set forth by the government-sponsored entities (GSEs) of Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (Freddie Mac), and the Government National Mortgage Association (GNMA), who serve as the primary purchasers of loans sold in the secondary mortgage market by mortgage lenders. These loans are generally collateralized by one-to-four-family residential real estate, have loan-to-collateral value ratios of 80% or less, and are made to borrowers in good credit standing. The right to service the loans and receive servicing fee income is generally retained when conforming loans are sold.

Included in residential mortgage is the home equity category, which consists mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

Construction loans totaled 8% of Sky Financial’s total loans at December 31, 2004. The construction category contains loans to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. Construction loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically runs from six months to one year. Substantially all of these loans are in Sky Financial’s local markets. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent residential mortgage loans. Terms and rates typically match residential mortgage loans, except that during the construction phase the borrower pays interest only. The application process for construction loans includes a submission of the plans and costs of the project to be constructed.

Non-residential mortgage loans comprised 33% of total loans at December 31, 2004. The non-residential real estate category contains mortgage loans to developers and owners of commercial real estate. Development lending activities in commercial real estate are based primarily on relationships with developers who are active in Sky Financial’s local markets. Commercial real estate loans are governed by the same lending policies and subject to credit risk as described for commercial loans.

Installment and credit cards loans were 8% of the total loans at December 31, 2004. This category includes installment loans used by clients to purchase automobiles, boats, recreational vehicles, automobile leases and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for installment loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. Credit cards includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by the same lending policies as described for residential real estate and consumer loans and are subject to credit risk as described for those loan categories.

Real estate loans, including construction and mortgage loans, approximated 68% of total loans at December 31, 2004, up from 63% at year-end 2003. The rise reflected stronger growth, including acquisitions, partially offset by declines due to strong refinancing activity.

Commercial loans comprise 24% and 28% of the total loan portfolio for 2004 and 2003, respectively. The lower mix reflects the impact of acquisitions in 2004, while growth in this portfolio reflects new business development in existing regional markets. Sky Financial has participated in a small portfolio of shared national credits. These individual credit relationships total less than one-half of one percent of the total loan portfolio with the businesses located in our current market area.

The remaining portion of Sky Financial’s loan portfolio is installment loans, credit card loans and other loans, which decreased to 8% of the loan portfolio from 9% in the prior year. The decrease is due to a reduced emphasis on indirect auto loans.

As of December 31, 2004, Sky Financial did not have any loan concentrations that exceeded 10% of total loans. Sky Financial monitors the levels of market segments contained in the loan portfolio.

Table 8 Loan Portfolio

December 31,	2004	2003	2002	2001	2000
Real estate loans:
Construction	$848,072	$491,086	$410,955	$295,154	$210,135
Residential mortgage	2,898,875	2,045,317	1,614,048	1,464,572	1,866,111
Non-residential mortgage	3,498,746	2,896,116	2,290,053	1,719,074	1,575,907
Commercial, financial and agricultural loans	2,562,738	2,441,225	2,168,545	1,853,855	1,576,504
Installment and credit card loans	807,687	770,901	864,387	850,343	681,750

Total loans	$10,616,118	$8,644,645	$7,347,988	$6,182,998	$5,910,407

Real estate loans:
Construction	8.0%	5.7%	5.6%	4.8%	3.6%
Residential mortgage	27.3	23.7	22.0	23.7	31.6
Non-residential mortgage	33.0	33.5	31.2	27.7	26.7
Commercial, financial and agricultural loans	24.1	28.2	29.5	30.0	26.7
Installment and credit card loans	7.6	8.9	11.7	13.8	11.4

Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 9 shows the amount of commercial, financial and agricultural loans and real estate construction loans outstanding as of December 31, 2004, which based on the remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

Table 9 Loan Maturity and Price Sensitivity

December 31, 2004	Due In 1 Year	Due In 1 Year - 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$1,315,927	$1,018,720	$228,091	$2,562,738
Construction	155,722	510,360	181,990	848,072

Total	$1,471,649	$1,529,080	$410,081	$3,410,810

Total due after one year:
Fixed rate commercial, financial, agricultural and construction		$172,785	$15,885	$188,670
Variable rate commercial, financial, agricultural and construction		1,356,295	394,196	1,750,491

Total		$1,529,080	$410,081	$1,939,161

Actual maturities of loans will differ from the contractual maturities presented in the table above because of prepayments, rollovers and renegotiation of payment terms, among other factors.

Under-Performing Assets

Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of the collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate. At December 31, 2004, impaired loans were $80,757 compared with $61,619 at December 31, 2003, the increase was due primarily to acquisitions.

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

Non-accrual loans increased from $81,979 at December 31, 2003 to $143,207 at year-end 2004. The increase in non-accrual loans in 2004 has resulted from the overall growth in the loan portfolio last year, including acquisitions. For the year ended December 31, 2004, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $11,233. The amount actually collected and recorded, as interest income for these loans, was $1,189.

At December 31, 2004, $34,400 of loans secured by pools of commercial leases for which payment is over 90 days past due are on non-accrual. These loans are guaranteed by surety bonds or insurance policies issued by three creditworthy insurance companies.

Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

At December 31, 2004, non-performing assets were $165,508, an increase from $93,019 at the prior year-end. The increase was primarily in non-performing loans, which at year-end 2004, totaled $143,748 or 1.35% of total loans outstanding, compared with $82,578 or .96%, of total loans outstanding at year-end 2003. Other non-performing assets increased due to the addition of $11,705 of non-performing investments. The non-performing investments consist of two securities that are currently on non-accrual, a Franklin County, Ohio revenue bond with a net outstanding balance of $9.4 million and a pooled commercial loan package in partial default with a net outstanding balance of $2.3 million.

Loans now performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms (defined as loans rated substandard or worse, but excluding non-accrual and restructured loans), approximated $159,157 and $98,312 at December 31, 2004 and 2003, respectively, and are being closely monitored by management and the boards of directors of Sky Financial and its subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances.

The increase in loans where some concern exists is reflective of growth in the loan portfolio. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 10 Under-Performing Assets

December 31,	2004	2003	2002	2001	2000
Non-accrual loans	$143,207	$81,979	$66,034	$33,319	$20,329
Restructured loans	541	599	3,203	785	1,131

Total non-performing loans	143,748	82,578	69,237	34,104	21,460
Other real estate owned	10,055	10,441	4,178	2,467	2,221
Non-performing investments	11,705

Total non-performing assets	$165,508	$93,019	$73,415	$36,571	$23,681

Loans 90 days or more past due and still accruing interest	$16,243	$13,841	$12,458	$15,897	$10,294
Non-performing loans to total loans	1.35%	0.96%	0.94%	0.55%	0.36%
Non-performing assets to total loans plus other real estate owned	1.56	1.07	1.00	0.59	0.40
Allowance for credit losses to total non-performing loans	105.32	151.30	154.07	272.20	429.12
Loans 90 days or more past due and not on non-accrual to total loans	0.15	0.16	0.16	0.26	0.17

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

The provision for credit losses for 2004 was $37,660 compared with $34,125 for 2003 and $37,659 in 2002. The 2004 change in the provision for credit losses was attributable to higher levels of net charge offs and growth in the loan portfolio.

The 2003 change in the provision for credit losses was attributable to improved asset quality, which was a function of the improving economy, partially offset by growth in the loan portfolio. The 2002 increase in provision for credit losses reflected the increases in net charge-offs and non-performing loans, including the transfer to non-accrual of the $22,800 of loans secured by pools of commercial leases and guaranteed by surety bonds or insurance policies.

Table 11 Allowance for Credit Losses

Year Ended December 31,	2004	2003	2002	2001	2000
Balance at beginning of the year	$124,943	$106,675	$92,831	$92,089	$86,750
Loans charged-off:
Real estate	(9,534)	(10,021)	(7,898)	(2,926)	(1,798)
Commercial, financial and agricultural loans	(15,293)	(9,615)	(9,042)	(10,826)	(4,740)
Installment and credit card	(18,750)	(21,554)	(19,700)	(17,467)	(13,678)
Other loans	(58)	(373)	(860)		(453)

Total charge-offs	(43,635)	(41,563)	(37,500)	(31,219)	(20,669)

Recoveries:
Real estate	2,649	1,320	1,011	376	1,032
Commercial, financial and agricultural loans	1,646	2,197	995	1,226	3,483
Installment and credit card	4,403	5,126	4,795	2,943	3,567
Other loans		4	2	32	132

Total recoveries	8,698	8,647	6,803	4,577	8,214

Net loans charged-off	(34,937)	(32,916)	(30,697)	(26,642)	(12,455)
Provision charged to operating expense	37,660	34,125	37,659	27,384	17,794
Allowance for acquired institutions / sold portfolio	23,723	17,059	6,882

Balance at the end of the year	$151,389	$124,943	$106,675	$92,831	$92,089

Net charge-offs to average loans outstanding	0.37%	0.40%	0.47%	0.40%	0.22%
Allowance for credit losses to total loans	1.43	1.45	1.45	1.50	1.56
Allowance for credit losses to total non-performing loans	105.32	151.30	154.07	272.20	429.12

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

Table 12 Allocation of the Allowance for Credit Losses

December 31,	2004	2003	2002	2001	2000
Specific
Real estate	$3,860	$4,185	$2,689	$1,427	$784
Commercial, financial and agricultural	4,054	2,738	3,468	1,032	195

Sub-total	7,914	6,923	6,157	2,459	979

General
Construction	4,720	2,295	2,257	2,387	1,132
Real estate	54,833	42,485	33,382	27,904	26,307
Commercial, financial and agricultural	46,441	37,229	29,052	21,745	20,253
Installment and credit card	26,936	26,519	25,754	26,855	26,614

Sub-total	132,930	108,528	90,445	78,891	74,306

Total allocated	140,844	115,451	96,602	81,350	75,285

Unallocated	10,545	9,492	10,073	11,481	16,804

Total	$151,389	$124,943	$106,675	$92,831	$92,089

Percent of loans in each category to total loans
Construction	8.0%	5.7%	5.6%	4.8%	3.6%
Real estate	60.3	57.2	53.2	51.4	58.3
Commercial, financial and agricultural	24.1	28.2	29.5	30.0	26.7
Installment and credit card	7.6	8.9	11.7	13.8	11.4

Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2004, the allowance for credit losses was $151,389 or 1.43% of total loans outstanding, and 105% of total non-performing loans compared to an allowance at December 31, 2003 of $124,943 or 1.45% of total loans outstanding, and 151% of total non-performing loans. At year-end 2004, the allocated portion of the allowance for credit losses was $140,844, compared with $115,451 at year-end 2003.

The increase to the allowance in 2004 and 2003 was due primarily to the overall growth in total loans of 23% and 18%, respectively, and the adjustment of loss factors for components of certain segments within the loan portfolio. The allowance allocated to the loans secured by pools of commercial leases and guaranteed by surety bonds or insurance policies increased in 2004 and 2003 due to the increase in loan balances to $34,400 in 2004 and $26,637 in 2003 from $22,800 in 2002 as a result of additional loans acquired from the mergers of Second Bancorp and Metropolitan. At year-end 2004, the unallocated portion of the allowance for credit losses was $10,545 compared with $9,492 at year-end 2003 and $10,073 at year-end 2002.

The increase in the allowance for 2002 was due primarily to the overall growth in the portfolio, which included the acquisition of Three Rivers, and the increase in non-performing loans, which included the transfer to non-accrual of $22,800 of loans secured by pools of commercial leases and guaranteed by surety bonds or insurance policies. The decrease in the unallocated allowance was attributable to an increase in Sky Financial’s estimated risk associated with its specific allowances, and the impact of mergers, while the outlook for general economic conditions has stabilized.

Net charge-offs increased to $34,937 compared with $32,916 in 2003 and $30,697 in 2002, mainly due to the increased size of the loan portfolio. Net charge-offs as a percentage of average loans outstanding actually declined in 2004 to .37% from .40% in 2003 and .47% in 2002.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Securities

The investment portfolio at Sky Financial is used as a management tool to maintain acceptable levels of liquidity and exposure to changes in market interest rates. The portfolio yield is maximized once these criteria are satisfied. In recent years, the portfolio has shifted to include a greater percentage of mortgage-backed securities. Mortgage-backed securities offer monthly principal and interest and may be used as collateral in a variety of financial transactions to secure sources of whole-sale funding. The market for agency mortgage-backed securities is large and liquid. It is the practice of Sky Financial to purchase mortgage-backed securities with average expected lives of two to five years. Because this type of security may extend or contract, a pre-purchase analysis is completed. Most securities purchased have structures that limit changes to duration as market rates change. The following table documents the fair value of the available for sale portfolio by product.

Table 13 Securities Available for Sale

	Estimated Fair Value
December 31,	2004	2003	2002
U.S. Treasury	$207	$211	$215
U.S. government agencies and corporations	152,266	325,947	466,349
Obligations of states and political subdivisions	16,561	22,337	15,242
Corporate and other securities	51,699	69,446	71,896
Mortgage-backed securities	2,706,552	1,955,606	1,584,861

Total debt securities available for sale	2,927,285	2,373,547	2,138,563

Marketable equity securities	29,865	45,862	40,905
FHLB, FRB & Bankers’ Bank stock	134,663	91,960	67,713

Total securities available for sale	$3,091,813	$2,511,369	$2,247,181

In 2004, total securities available for sale increased $580,444 primarily as a result of the acquisitions of Second Bancorp and Prospect. During 2004, Sky purchased $1,052,584 in securities. Maturities, calls and principal repayments totaled $754,932 and sales of investments totaled $225,923 that resulted in a net gain of $14,569.

Out of the securities sold, $102,737 were sold and proceeds were reinvested in strategies to manage the company’s liquidity and interest rate risk management objectives. The available for sale investment portfolio along with wholesale funding and interest rate derivatives (i.e. interest rate swaps, caps and floors) provides the company with the ability to manage liquidity and interest rate risk as the broader balance sheet and market conditions warrant. From time to time adjustments in holdings of various types of investments may be necessary to maintain prudent positioning of the total balance sheet. The management team through the Asset Liability Committee reviews potential adjustments monthly. A net gain of $1,460 was recognized on these sales.

Securities sold totaling $76,978 were mortgage-backed securities that had paid down significantly from the original purchase amount. Among the issues considered by management in the decision to sell mortgage-backed securities that have paid down significantly included the market value of the investment, the current book yield, the remaining expected life of the investment, the cost of administration of the security, the stability of the expected remaining life and the likely reinvestment rate. Portfolio management is enhanced by maintaining the number of bonds in the portfolio to a reasonable number. The sale of these securities resulted in a $2,060 net gain for the year.

In addition, $46,208 of other investments consisting of equities and corporate debt issued by financial institutions and government-sponsored enterprises were sold during the year at a net gain of $9,592.

In addition to the securities sold above, an additional $205,084 in securities were sold during the integration of Second Bancorp into Sky Financial. These investments were liquidated during the third quarter because they did not conform to the extension risk parameters of the broader securities portfolio. A net gain of $1,457 was recognized on the sale of these assets due to changes in market interest rates between the merger date and the day each investment was sold.

In 2003, total securities available for sale increased $264,188 primarily due to the acquisition of Metropolitan and GLB, which added $188,347 and $42,839, respectively, to the portfolio. During 2003, $2,051,780 in securities were purchased, excluding portfolios acquired through the mergers with Metropolitan and GLB, while principal from maturities, calls and payments totaled $1,499,132 and sales totaled $416,526.

The portfolio contains mortgage-backed securities and, to a limited extent, other securities, that have uncertain cash flow characteristics. The variable cash flows present additional risk to Sky Financial in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields.

Sky Financial utilizes a variety of tools to monitor and minimize this risk. All securities must pass a stress test at the time of purchase estimating how the security would perform in various interest rate environments. Additionally, the corporate investment policy defines certain types of high-risk securities ineligible for purchase, including securities that may not return full principal to Sky Financial. It is also the practice of Sky Financial to minimize premiums paid on mortgage securities to avoid yield reduction if prepayments accelerate. The total premium on mortgage securities was .43% as of December 2004 compared to .78% in December 2003. These policies help to ensure that there will be no material impact from these investments to the financial statements due to changes in market interest rates, which may shorten the average life of the portfolio.

Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. The weighted average yields on income from tax-exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis. Table 14 shows (at amortized cost) the contractual maturities and weighted average yields of Sky Financial’s securities as of December 31, 2004.

Table 14 Maturity Distribution of Debt Securities Portfolio (At Amortized Cost)

	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
December 31, 2004	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$100	1.59%	$100	5.48%	$—	—	$—	—
U.S. government agencies and corporations	—	—	131,419	3.44	20,000	3.00	1,349	5.12%
Obligations of states and political subdivisions	889	1.82	709	7.49	1,562	4.76	13,286	1.27
Corporate and other securities	250	6.99	1,050	3.72	—	—	48,829	5.60
Mortgage-backed securities	659,232	4.22	1,486,687	4.22	492,978	4.28	80,523	4.43

Total debt securities available for sale	$660,471	4.22%	$1,619,965	4.16%	$514,540	4.23%	$143,987	4.54%

Sky Financial evaluates its securities portfolio for other than temporary impairment throughout the year. Sky Financial complies with SFAS 115 and SAB 59 in the determination of whether investment impairment is other than temporary. Each investment, which has an indicative market value less than the book value is reviewed on a monthly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is “other than temporary:” 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of Sky Financial to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at Sky Financial.

An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary. The securities portfolio as of December 31, 2004 contains two investments that have been determined to be other than temporarily impaired. Both of the securities were acquired as part of the company’s 2003 merger with Metropolitan. Both securities were reduced in value as of their acquisition and a further discussion of these assets is contained in Management’s discussion of “Under-Performing Assets.” The following table documents the amount of securities by type that are currently carried above the fair market value. It also indicates the amount of securities that have been below market value for more than one year. The table also indicates the anticipated recovery period that represents the market consensus on the duration of the investments based on market assumptions.

Table 15 Securities (Gross Unrealized Losses)

	Total			Greater than one year
December 31, 2004	Book Value	Fair Market	Gross Unrealized Losses	Book Value	Fair Market	Gross Unrealized Losses	Anticipated Recovery Period in years
U. S. Treasury	$100	$100	$—	$—	$—	$—	—
U. S. government agencies and corporations	112,934	111,866	(1,068)	—	—	—	—
Obligations of states and political subdivisions	1,236	1,224	(12)	1,236	1,224	(12)	6.2
Corporate and other securities	7,638	7,433	(205)	—	—	—	—
Mortgage-backed securities	1,647,224	1,624,024	(23,200)	328,818	320,305	(8,513)	3.2

Total debt securities for sale	1,769,132	1,744,647	(24,485)	330,054	321,529	(8,525)	3.2
Marketable equity securities	7,948	7,870	(78)	500	492	(8)	1.0

Total securities available for sale	$1,777,080	$1,752,517	$(24,563)	$330,554	$322,021	$(8,533)	3.2

There are no securities of any single issuer where the aggregate carrying value of such securities exceed 10% of shareholders’ equity, except those of the U.S. Treasury, U.S. Government agencies and substantially all mortgage-backed securities issued by Federal Home Loan Mortgage Corporation, Federal National Mortgage Association and Government National Mortgage Association.

Funding Sources

Sky Financial obtains its funding through a variety of sources. Retail deposits are gathered from individuals and businesses within the local communities served by the banking affiliate. Deposits encompass the full range of banking products including checking, savings and time deposits. In addition, Sky Financial obtains funds under a number of borrowing arrangements. The banking affiliate is a member of the Federal Home Loan Bank and may obtain both overnight and term advances. The banking affiliate also obtains funds through securities sold under repurchase agreements and federal funds lines. The parent company maintains a line of credit with a group of non-affiliated banks.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 16 Funding Sources

	Average Amounts Outstanding			Average Rate Paid
Year Ended December 31,	2004	2003	2002	2004	2003	2002
Non-interest-bearing demand deposits	$1,402,627	$1,113,236	$864,115
Interest-bearing demand deposits	298,742	220,891	107,325	0.79%	0.61%	0.75%
Savings deposits	3,767,873	3,343,474	2,660,130	0.76	0.91	1.34
Time deposits	4,035,606	3,728,437	3,384,936	2.75	2.99	4.13

Total deposits	9,504,848	8,406,038	7,016,506
Short-term borrowings	897,438	849,464	732,230	2.08	2.17	2.65
Trust preferred securities/ Junior subordinated debentures	174,385	150,001	110,687	4.99	5.02	7.00
Debt and FHLB advances	1,427,547	1,041,429	763,119	2.91	3.23	4.16

Total funding sources	$12,004,218	$10,446,932	$8,622,542

Table 17 is a schedule of maturities of time deposits in denominations of $100,000 or more as of December 31, 2004 and 2003:

Table 17 Maturity of Time Deposits of $100,000 or More

December 31,	2004	2003
Three months or less	$358,600	$312,688
Three through six months	213,830	228,335
Six through twelve months	336,278	194,922
Over twelve months	671,250	373,422

Total	$1,579,958	$1,109,367

Short-Term Borrowings

Table 18 sets forth certain information relative to borrowed funds with original maturities of less than one year. Included in these borrowed funds are federal funds purchased, advances from the FHLB, securities sold under agreements to repurchase and bank lines of credit.

Table 18 Short-Term Borrowings

December 31,	2004	2003	2002
Balance at period-end	$1,282,644	$1,397,128	$958,125
Weighted average interest rate at period-end	2.01%	0.94%	1.13%
Maximum outstanding at any month-end during the year	$1,286,337	$1,397,128	$1,035,221
Average amount outstanding	1,109,910	952,831	816,119
Weighted average rates during the year	1.25%	1.10%	1.45%

For further information on the securities sold under agreements to repurchase, see Note 8 of the Financial Statements.

Contractual Obligations and Commitments

Table 19 presents, as of December 31, 2004, Sky Financial’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments. Deposits without a stated maturity have been placed in the one year and less category for this presentation based on the clients’ ability to withdraw on a daily basis. However, from a practical standpoint, these deposits provide a stable long-term source of funding.

Table 19 Contractual Obligations

Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$5,793,204	$—	$—	$—	$5,793,204
Certificates of deposit	2,306,005	1,855,275	342,847	49,153	4,553,280
Federal Funds purchased and securities sold under repurchase agreements	782,644	86,000	139,000	30,000	1,037,644
Debt and FHLB borrowings	739,733	317,521	220,405	413,957	1,691,616
Junior subordinated debentures	—	—	—	182,185	182,185

Sky Financial obtains its funding from a variety of sources including retail and commercial deposits, securities sold under agreement to repurchase, federal funds purchased, FHLB advances, and debt securities offered by Sky Financial. By utilizing a mixture of these funding sources, Sky Financial is able to manage its contractual repayment dates.

Sky Financial also enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly. Because the derivative contracts recorded on the balance sheet at December 31, 2004, do not represent amounts that will ultimately be received or paid under these contracts, they are excluded from the table above. A schedule of significant off-balance sheet commitments at December 31, 2004, is included in Table 20.

Table 20 Significant Commitments

	2004	2003
Commitments to extend credit	$2,981,831	$2,320,451
Standby letters of credit	343,130	331,082
Letters of credit	7,173	2,124

These commitments are extended to clients in the normal course of business and are subject to the same credit policies as making on-balance commitments. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not represent future cash flow requirements.

Liquidity Management

Management of liquidity is of continuing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the bank, financial institutions have developed innovative ways to meet clients needs while at the same time manage both liquidity and interest rate risk. This is being done primarily through liquidity management and the balance of deposit growth and alternative sources of borrowing.

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of December 31, 2004, a total of $2,311,113 of time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial is confident that a significant portion of the scheduled maturities will be retained in 2005. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities, unused borrowing capacity, security repurchase agreements and federal funds purchased.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

At December 31, 2004, securities with maturities of one year or less totaled $1,435. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $659,232 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds with a wide variety of terms and structures. As of December 31, 2004, the banking subsidiary had total credit availability with the FHLB of $1,681,257, of which, $1,569,556 was outstanding. As of January 2005, the credit availability at the FHLB will increase by approximately $180,000 due to the positive outcome of a collateral review conducted by the FHLB.

As of the end of 2004, Sky Financial had announced its intention to acquire Belmont Bancorp. As part of this transaction, if approved by Belmont shareholders and regulators, Sky would be obligated to pay approximately $18,600 in cash to complete the transaction. In addition, Sky has announced a share repurchase program for up to two million shares. Based upon December 31, 2004 closing price, approximately $57,340 would be needed to buy the maximum number of shares. As of December 31, 2004, the parent company had $94,920 in cash available. This amount, along with current dividend availability from the banking affiliate plus anticipated earnings for 2005, would appear adequate to meet these demands.

Sky Financial is a holding company and does not conduct operations. Its primary sources of liquidity are borrowings from outside sources and dividends received from its subsidiaries. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. At December 31, 2004, $51,608 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 27, 2005. It is anticipated that the line will be renewed. As of December 31, 2004, Sky Financial had no outstanding balance on the line of credit.

The corporation manages liquidity risk in accordance with established policies primarily through the ALCO. Management has increased its monitoring of liquidity levels and has implemented strategies to increase liquidity. Strategies implemented over 2004 include new retail, deposit retention and growth initiatives, an increased portfolio of a laddered maturity of brokered CDs and additional federal funds lines.

Capital Resources

Shareholders’ equity at year-end 2004 totaled $1,470,955 compared to $998,576 at December 31, 2003, an increase of 47%. The increase was primarily due to net retained earnings (net income less dividends) of $109,541 and the issuance of stock for the acquisitions of Second Bancorp and Prospect.

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

Management believes, as of December 31, 2004, Sky Financial and Sky Bank meet all capital adequacy requirements for which they are subject. At December 31, 2004, Sky Financial’s and Sky Bank’s ratio of total capital to risk-weighted assets as defined by the regulatory framework for prompt corrective action were 11.7% and 10.8%. The capital position is managed through changes to balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

Sky Financial’s strategic plans include continued growth through acquisitions, which can potentially impact Sky Financial’s capital position. Sky Financial may issue additional common stock in conjunction with future acquisitions in order maintain its well capitalized status.

In September 2004, Sky Financial’s Board of Directors authorized the repurchase of up to 2,068 shares of common stock. During 2004 Sky Financial repurchased 68 shares under the current authorization and in 2005 expects to repurchase the remaining shares authorized. In 2002, Sky Financial repurchased 784 shares under a previous authorization. Shares repurchased by Sky Financial were used in its stock option plans and for general corporate purposes.

As of December 31, 2004, Sky Financial has $189,558 of capital securities with wholly-owned unconsolidated subsidiaries, which are considered to be Tier I capital for regulatory purposes.

Under the current Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned uncon-solidated trust preferred entities of Sky Financial are included as “Tier I” regulatory capital. The Federal Reserve Board is currently evaluating whether these capital securities continue as Tier I capital as a result of deconsolidating the related trust preferred entities in accordance with generally accepted accounting principals. If the Federal Reserve Board disallows the capital securities as Tier I regulatory capital, the effect of such a change could have a material impact on Sky Financial’s regulatory ratios.

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

Sky Financial manages market risk through its ALCO at both the subsidiary and consolidated levels. The committee assesses interest rate risk exposure through three primary measurements: rate sensitive assets divided by rate sensitive liabilities (or “Gap ratios”), interest rate shock simulations of net interest income at risk and economic value of equity risk simulation.

Sky Financial also utilizes interest rate swaps and caps to effectively modify its liability interest rate repricing to more effectively match the repricing characteristics of its assets. At December 31, 2004, the fair value of Sky Financial’s derivative arrangements aggregated $7,989 on contracts with notional amounts of $412,200. Sky Financial monitors and manages its rate sensitivity position to maximize net interest income, while minimizing the risk due to changes in interest rates. One method Sky Financial uses to manage its interest rate risk is a rate sensitivity gap analysis.

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

The current policy imposes limits at the six-month and 12-month time periods that is measured in terms of the ratio of cumulative rate sensitive assets divided by rate sensitive liabilities. Table 21 presents the gap position of Sky Financial at December 31, 2004 and 2003.

Table 21 Gap Position

	Year-end 2004	Year-end 2003	ALCO Guidelines
			Max	Min
Six month	108.2%	105.5%	125%	95%
One year	105.9%	102.5%	125%	95%

The interest rate shock simulation analysis measures the potential effect on earnings that an instantaneous parallel change in general interest rates could have on net interest income and economic value of equity. Sky Financial applies hypothetical interest rate shocks up 300, 200 and 100 basis points and down 100 basis points to its financial instruments based on the assumed cash flows. Under the current interest rate environment, a declining 200 basis point or greater scenario is improbable and therefore provide no meaningful results. The economic value of equity measures the price risk of the entire balance sheet by discounting expected cash flows of all assets and liabilities and netting the result. This provides a longer-term view of the interest rate risk profile of the company that is focused on the current economic value of assets and liabilities that make up the balance sheet at a static point in time. The shock then examines how the economic value of the company would change if market rates were different. As demonstrated in Table 22, as of December 31, 2004, the projected volatility of net interest income and economic value of equity due to the hypothetical changes in market rates are within ALCO guidelines. As a result of being in a historically low rate environment, Sky Financial is monitoring the effect of a 300 basis point up scenario. A policy limit for a 300 basis point up scenario has not been proposed by management as of December 31, 2004.

Table 22 Rate Shock Analysis

	Year-end 2004	Year-end 2003	ALCO Guidelines
One year net interest-income change
+300 Basis points	3.3%	1.4%	N/A
+200 Basis points	2.6	1.1	(10.0)%
+100 Basis points	1.4	0.6	(5.0)
-100 Basis points	(2.3)	(3.2)	(5.0)

Net present value of equity change
+300 Basis points	(14.6)%	(18.1)%	N/A
+200 Basis points	(8.7)	(10.9)	(15.0)%
+100 Basis points	(3.8)	(4.6)	(10.0)
-100 Basis points	1.1	1.4	(10.0)

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

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

Pending Acquisition

On December 22, 2004, Sky Financial announced an agreement to acquire Belmont Bancorp and its wholly-owned subsidiary, Belmont National Bank, a $297 million commercial bank. Under the terms of the agreement, shareholders of Belmont will receive cash, shares of Sky Financial, or a combination thereof, based upon an election process to occur prior to closing. Cash consideration is valued at $6.15 per Belmont share and stock consideration is fixed at an exchange ratio of 0.219 shares of Sky Financial for each share of Belmont. The agreement further provides that, in the aggregate, 72.5% of the Belmont shares will be exchanged for Sky Financial common stock, with the remainder of Belmont shares exchanged for cash. The transaction is valued at $69.2 million, based upon Sky Financial’s closing stock price as of December 21, 2004 and is expected to close in the second quarter of 2005. The exchange is expected to qualify as a tax-free transaction to the Belmont Bancorp shareholders. Following the merger, and upon the receipt of all necessary regulatory approvals, Belmont National Bank will be merged with and into Sky Bank.

Not considering the merger-related charges discussed below, the merger is expected to be accretive to diluted earnings per share for the year 2005 due to the expected cost savings benefits achieved through the integration of systems and support functions, improved financial center efficiencies and increased alternative delivery channels for financial products and services. However, due to the second quarter completion date for the merger and the relative size to Sky Financial, the accretive impact to diluted earnings per share is expected to be less than $.01 per share in 2005. As a result of cost savings efforts, Sky Financial expects to reduce approximately 40% of Belmont Bancorp’s non-interest expense or $4 million on an annual basis and $2,300 during 2005 after the completion of the merger. After-tax merger related charges of approximately $1,000 or approximately $.01 per diluted share are expected to be recognized in the second quarter of 2005.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Critical Accounting Policies and Estimates

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the banking industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical because they involve the use of estimates and require significant management judgments. Application of assumptions different from those used by management could result in material changes in Sky Financial’s financial position or results of operations.

Account - Allowance for Credit Losses

Balance Sheet Reference - Allowance for Credit Losses

Income Statement Reference - Provision for Credit Losses

Description

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

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

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance, which represent estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS 114, “Accounting by Creditors for Impairment of a Loan.”

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

The value of mortgage servicing rights is subject to prepayment risk. Future expected net cash flows from servicing a loan in our servicing portfolio will not be realized if the loan pays off earlier than anticipated. Moreover, because most loans within our servicing portfolio do not contain penalty provisions for early payoff, we will not receive a corresponding economic benefit if the loan pays off earlier than expected. Mortgage servicing rights represent the discounted present value of the future net cash flows we expect to receive from our servicing portfolio.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The methodology and timing of adoption has not yet been determined.

In March 2004, FASB ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At December 31, 2004, gross unrealized losses on available for sale securities was $24,563. Sky Financial is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

Note 1 to the consolidated financial statements discusses other new accounting pronouncements adopted by Sky Financial during 2004. There was no material impact on Sky Financial as a result of adopting these other accounting policies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market Risk Management” on page 26 of this Form 10-K is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited the accompanying consolidated balance sheets of Sky Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of the Company for the year ended December 31, 2002 were audited by other auditors whose report, dated January 21, 2003, except for Note 26, as to which the date is July 2, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph related to the adoption of new accounting guidance for goodwill and intangible assets in 2002.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such 2004 and 2003 consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte and Touche LLP

Cleveland, Ohio

February 16, 2005

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

December 31,	2004	2003
Assets
Cash and due from banks	$232,407	$251,364
Interest-earning deposits with financial institutions	32,919	22,808
Loans held for sale	9,433	28,062
Securities available for sale	3,091,813	2,511,369

Total loans	10,616,118	8,644,645
Less allowance for credit losses	(151,389)	(124,943)

Net loans	10,464,729	8,519,702

Premises and equipment, net	155,466	153,285
Goodwill	475,258	185,859
Core deposit and other intangibles, net	71,674	51,155
Assets of discontinued operations		874,765
Accrued interest receivable and other assets	410,724	348,609

Total assets	$14,944,423	$12,946,978

Liabilities
Deposits
Non-interest-bearing deposits	$1,592,510	$1,233,272
Interest-bearing deposits	8,759,081	7,282,261

Total deposits	10,351,591	8,515,533
Securities sold under repurchase agreements and federal funds purchased	1,041,361	994,896
Debt and Federal Home Loan Bank advances	1,735,282	1,311,758
Junior subordinated debentures owed to unconsolidated subsidiary trusts	189,558	164,806
Liabilities of discontinued operations		822,498
Accrued interest payable and other liabilities	155,676	138,911

Total liabilities	$13,473,468	$11,948,402

Shareholders’ Equity
Common stock, no par value; 350,000 shares authorized; 106,952 and 92,485 shares issued in 2004 and 2003	1,136,681	764,860
Retained earnings	343,541	234,000
Treasury stock; 113 and 42 shares in 2004 and 2003	(2,330)	(742)
Accumulated other comprehensive income (loss)	(6,937)	458

Total shareholders’ equity	1,470,955	998,576

Total liabilities and shareholders’ equity	$14,944,423	$12,946,978

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

For The Years Ended December 31,	2004	2003	2002
Interest Income
Loans, including fees	$543,085	$493,047	$459,526
Securities
Taxable	118,035	99,998	115,261
Nontaxable	321	653	1,248
Federal funds sold and other	502	365	362

Total interest income	661,943	594,063	576,397

Interest Expense
Deposits	141,764	143,205	176,265
Borrowed funds	68,868	59,615	58,897

Total interest expense	210,632	202,820	235,162

Net interest income	451,311	391,243	341,235
Provision for credit losses	37,660	34,125	37,659

Net interest income after provision for credit losses	413,651	357,118	303,576

Non-Interest Income
Trust services income	18,281	14,348	13,479
Service charges and fees on deposit accounts	47,964	38,207	34,499
Mortgage banking income	24,844	47,832	28,626
Brokerage and insurance commissions	55,820	42,686	36,848
Net securities gains	14,569	871	2,479
Other income	41,939	34,954	32,053

Total non-interest income	203,417	178,898	147,984

Non-Interest Expenses
Salaries and employee benefits	193,611	165,363	140,420
Occupancy and equipment expense	59,096	50,025	38,550
Merger, integration and restructuring expense	4,542	4,577	10,437
Amortization expense	10,979	6,896	4,033
Other operating expense	88,296	80,325	60,260

Total non-interest expenses	356,524	307,186	253,700

Income from continuing operations before income taxes	260,544	228,830	197,860
Income taxes	85,344	76,150	65,712

Income from continuing operations	175,200	152,680	132,148
Income (loss) from discontinued operations (net of tax of $10,348, $2,305 and ($2,345), respectively)	19,155	3,937	(4,341)

Net Income	$194,355	$156,617	$127,807

Basic Earnings (Loss) Per Common Share
Income from continuing operations	$1.76	$1.70	$1.58
Income (loss) from discontinued operations	0.19	0.05	(0.05)

Net Income	$1.95	$1.75	$1.53

Diluted Earnings (Loss) Per Common Share
Income from continuing operations	$1.74	$1.69	$1.57
Income (loss) from discontinued operations	0.19	0.04	(0.05)

Net Income	$1.93	$1.73	$1.52

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands, except per share data)

	Common Shares	Treasury Shares	Common Stock	Retained Earnings	Treasury Stock	Unearned ESOP	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2001	84,011	2,164	$596,397	$86,113	$(39,505)	$(123)	$5,562	$648,444

Comprehensive income
Net income				127,807				127,807
Other comprehensive income							22,526	22,526

Total comprehensive income								150,333

Cash dividends ($.77 per share)				(64,459)				(64,459)
Treasury shares acquired		784			(16,403)			(16,403)
Treasury shares issued for stock option exercises		(335)	(3,253)		6,998			3,745
Shares issued for stock option exercises	33		498					498
Shares issued to acquire Three Rivers Bancorp	3,222	(1,632)	63,667		31,160			94,827
Shares issued to acquire Celaris Group, Inc.		(748)	1,564		13,785			15,349
Fractional shares and other items	11	(12)	(106)	82		123		99

Balance, December 31, 2002	87,277	221	658,767	149,543	(3,965)	—	28,088	832,433

Comprehensive income
Net income				156,617				156,617
Other comprehensive loss							(27,630)	(27,630)

Total comprehensive income								128,987

Cash dividends ($.81 per share)				(72,968)				(72,968)
Shares issued for stock option exercises	604		10,869					10,869
Shares issued to acquire Metropolitan Financial Corp	2,887		55,294					55,294
Shares issued to acquire Great Lakes Bancorp	1,717		39,195					39,195
Shares issued to acquire Insurance Buyers Services Agency, Inc.		(164)	735		2,963			3,698
Fractional shares and other items		(15)		808	260			1,068

Balance, December 31, 2003	92,485	42	764,860	234,000	(742)	—	458	998,576

Comprehensive income
Net income				194,355				194,355
Other comprehensive loss							(7,395)	(7,395)

Total comprehensive income								186,960

Cash dividends ($.85 per share)				(84,814)				(84,814)
Treasury shares acquired		68			(1,588)			(1,588)
Shares issued for stock option exercises	872		19,929					19,929
Shares issued to acquire EOB, Inc.	177		4,558					4,558
Shares issued to acquire Second Bancorp	11,953		310,645					310,645
Shares issued to acquire Spencer Patterson Insurance Agency	297		7,637					7,637
Shares issued to acquire Prospect Bancshares	1,139		29,052					29,052
Fractional shares and other items	29	3						—

Balance, December 31, 2004	106,952	113	$1,136,681	$343,541	$(2,330)	$—	$(6,937)	$1,470,955

The accompanying notes are an integral part of the financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

For The Years Ended December 31,	2004	2003	2002
Operating Activities
Income from continuing operations	$175,200	$152,680	$132,148
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation, amortization and accretion	22,663	30,614	26,791
Net gains on sales of assets	(14,751)	(721)	(2,339)
Provision for credit losses	37,660	34,125	37,659
Proceeds from sales of loans held for sale	1,128,777	2,265,681	1,609,975
Disbursements on originations of loans held for sale	(1,110,148)	(2,190,064)	(1,624,672)
Net change in other assets and liabilities	635	(68,797)	(28,482)

Net cash provided from operating activities of continuing operations	240,036	223,518	151,080

Net cash (used for) provided from operating activities of discontinued operations	(3,560)	46,867	23,808

Investing Activities
Net (decrease) increase in interest-earning deposits with financial institutions	(3,232)	12,726	(16,366)
Net decrease (increase) in federal funds sold		44,860	(3,100)
Securities available for sale:
Proceeds from maturities and payments	754,932	1,499,132	1,028,862
Proceeds from sales	225,923	416,526	423,106
Purchases	(1,052,584)	(2,051,780)	(1,315,494)
Proceeds from sales of non-mortgage loans	99,115	25,344	22,980
Net increase in loans	(608,005)	(235,529)	(595,071)
Purchases of premises and equipment	(20,401)	(19,032)	(28,361)
Proceeds from sales of premises and equipment	20,053	22,634	4,104
Proceeds from sales of other real estate	12,975	4,111	1,608
Proceeds from sale of discontinued operations, net of cash sold	68,207
Net cash received (paid) in acquisitions	23,170	58,721	(10,239)
Other items		(154)	851

Net cash used for investing activities of continuing operations	(479,847)	(222,441)	(487,120)

Net cash used for investing activities of discontinued operations	(26,126)	(264,871)	(259,475)

Financing Activities
Net increase (decrease) in deposit accounts	336,125	(231,892)	303,935
Net (decrease) increase in federal funds and repurchase agreements	(49,874)	150,180	109,675
Net (decrease) increase in short-term FHLB advances	(106,500)	280,000	180,000
Net decrease in borrowings under bank lines of credit	(61,000)	(4,000)	(13,000)
Proceeds from trust preferred securities/junior subordinated debt		30,000
Repayment of trust preferred securities/junior subordinated debt	(16,000)	(27,750)
Proceeds from issuance of debt and long-term FHLB advances	265,723	54,590	190,000
Repayment of debt and long-term FHLB advances	(100,087)	(180,359)	(372,773)
Cash dividends and fractional shares paid	(80,731)	(71,008)	(62,631)
Proceeds from issuance of common stock	19,929	10,869	4,243
Treasury stock purchases	(1,588)		(16,403)
Other items		1,068

Net cash provided from financing activities of continuing operations	205,997	11,698	323,046

Net cash provided from financing activities of discontinued operations	31,129	216,835	229,637

Net (decrease) increase in cash and due from banks	(32,371)	11,606	(19,024)
Cash and due from banks at beginning of year	264,778	253,172	272,196

Cash and due from banks at end of year	232,407	264,778	253,172

Less cash at discontinued operations	—	(13,414)	(13,205)

Cash and due from banks at end of year, net of discontinued operations	$232,407	$251,364	$239,967

Supplemental Disclosures
Interest paid	$206,023	$242,765	$257,604
Income taxes paid	70,220	86,138	62,981
Value of shares issued for acquisitions	351,892	98,187	110,176
Transfer of loans to other real estate	11,172	6,848	3,674

Non-cash activity related to the acquisitions included the purchase of assets with a fair value of $2,494,497 and the assumption of liabilities of $2,135,005 in 2004; the purchase of assets with a fair value of $1,625,525 and the assumption of liabilities of $1,500,968 in 2003; and the purchase of assets with a fair value of $1,090,924 and the assumption of liabilities of $954,298 in 2002.

The accompanying notes are an integral part of the financial statements.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio that owns and operates Sky Bank, which is primarily engaged in the commercial and consumer banking business in Ohio, Pennsylvania, Indiana, Michigan and West Virginia. Sky Financial also operates businesses relating to insurance, brokerage, trust and other financial-related services.

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

Consolidation

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Sky Financial Solutions, Inc. (SFS), Sky Trust, N.A. (Sky Trust), Sky Insurance, Inc. (Sky Insurance), Meyer & Eckenrode Insurance Group, Inc. (Meyer & Eckenrode), and various other insignificant subsidiaries. SFS was sold on March 31, 2004, and is included in the consolidated financial statements and related notes as discontinued operations. All significant intercompany transactions and accounts have been eliminated in consolidation.

Securities

Sky Financial classifies its securities as held to maturity, trading or available for sale. Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management or similar reasons, even if there is not a present intention to make such a sale. Equity securities that have a readily determinable fair value are also classified as available for sale. Securities classified as available for sale are carried at estimated fair value with unrealized appreciation or depreciation recorded, net of tax, in other comprehensive income. Securities classified as held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Trading securities are acquired for sale in the near term and are carried at fair value, with unrealized holding gains and losses reflected in earnings. Sky Financial held no trading securities or securities classified as held to maturity during any period presented. Certain restricted equity securities, such as stock of the Federal Home Loan Bank of Cincinnati, are carried at cost. Amortization of premiums and accretion of discounts are recorded in interest income using the interest method over the period to maturity, which is sometimes estimated. Gains and losses on security sales are calculated using the specific identification method to determine the security’s cost. Purchases and sales of securities are recognized on a trade-date basis.

Derivative Financial Instruments

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities. Sky Financial does not use derivative financial instruments for trading purposes. Interest rate swaps were entered into as cash flow and fair value hedges for the purpose of modifying the interest rate characteristics of certain borrowings. The interest rate swaps involve no exchange of principal either at inception or upon maturity; rather, it involves the periodic exchange of interest payments arising from an underlying notional value. Interest rate caps were entered into as cash flow hedges for purposes of modifying the interest rate characteristics of federal funds purchased.

Derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income (loss), net of tax and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the outstanding principal amount, net of any loan origination and commitment fees and costs, and any premiums or discounts arising at the time of purchase or business acquisition. Interest is recorded when earned and includes amortization of any deferred loan origination fees, commitment fees, costs, premiums and discounts. When collection of the loan or interest becomes doubtful, the loan is placed on nonaccrual status and all accrued and unpaid interest relating to previous years is reversed and charged against the allowance for credit losses. Current year’s accrued and unpaid interest is reversed against interest income. Payments on nonaccrual loans are recorded as principal reductions until repayment of the loan and interest is reasonably assured and the loan is returned to accrual status. Loan origination and commitment fees and premium and discounts are amortized over the contractual life of the loan as an adjustment to the related loan’s yield using the interest method.

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

Mortgage Servicing Rights

Mortgage servicing rights (MSRs) are stated at cost less accumulated amortization. The cost of mortgage loans sold or securitized is allocated between the mortgage servicing rights and the cost of the mortgage based on the relative fair values of each. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio based on various factors, such as servicing costs, expected prepayment speeds and discount rates, about which management must make assumptions based on future expectations.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies (continued)

MSRs are amortized in proportion to, and over the period of, estimated net servicing income. Management periodically evaluates MSRs for impairment by stratifying the loans in the servicing portfolio primarily based on loan type, coupon rate and region. Impairment is measured by estimating the fair value of each stratum, taking into consideration the estimated level of prepayments based upon current market expectations. An impairment allowance for a stratum is recorded when its fair value is less than its carrying value, and the impairment is deemed by management to be temporary. Amortization and impairments are charged to mortgage banking income. Recoveries of impairment reduce the allowance and increase income.

MSRs are also reviewed for other-than-temporary impairment. Other-than-temporary impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation allowance is applied as a direct write-down to the carrying value of the MSRs. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the MSR and the valuation allowance, precluding subsequent recoveries.

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Changes in estimates are recorded currently through provision for credit losses. Loan losses are charged off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit or recourse provisions under loan sales agreements or servicing agreements are classified within other liabilities.

A loan is considered impaired when it is probable that not all principal and interest amounts will be collected according to the loan contract. Residential mortgage, installment and other consumer loans are evaluated by portfolio for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment, while the balance of the portfolio is evaluated collectively. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of collateral-dependent loans is generally determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate.

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either Standard of Financial Accounting Standards (SFAS) No. 5 “Accounting for Contingencies,” or SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

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

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded in other assets at the lower of the loan balance or fair value less estimated selling costs when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs related to the development and improvement of foreclosed assets are capitalized. Costs related to holding and maintaining the property are charged to expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. The useful lives range from 3 to 10 years for equipment, furniture and fixtures and 10 to 40 years for buildings and improvements. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life. The adjusted cost of the specific assets sold or disposed of is used to compute gains or losses on disposal. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines an impairment exists, the asset is reduced with an offsetting charge to expense.

Bank-Owned Life Insurance

Sky Financial has purchased life insurance polices on certain key employees. These policies are recorded in other assets at their cash surrender value, or the amount that can be realized. Income from these policies and changes in the cash surrender value are recorded in other income.

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

Intangible Assets

Core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, which average 7 to 12 years. Prior to January 1, 2002, goodwill was amortized using the straight-line method over periods ranging from 15 to 25 years. Beginning in 2002, the Company ceased amortizing goodwill in accordance with a new accounting pronouncement. Goodwill is reviewed for impairment on an annual basis.

Merger, Integration and Restructuring Expense

Merger, integration and restructuring expenses primarily represent professional fees, severance and other personnel related costs, lease terminations, valuation adjustments for certain premises, equipment and other assets and integration costs related to mergers, acquisitions and corporate restructuring. (See Note 16.)

Income Taxes

Sky Financial utilizes an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is the sum of taxes currently payable and the change in deferred tax assets and liabilities, net of amounts recorded through acquisitions and amounts recorded in accumulated other comprehensive income. Deferred income taxes are provided using the current tax rate for differences between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes.

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

	2004	2003	2002
Net income as reported	$194,355	$156,617	$127,807
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of tax benefit	(3,514)	(2,403)	(2,629)

Pro forma net income	$190,841	$154,214	$125,178

Basic earnings per share as reported	$1.95	$1.75	$1.53
Pro forma basic earnings per share	1.92	1.72	1.50
Diluted earnings per share as reported	1.93	1.73	1.52
Pro forma diluted earnings per share	1.90	1.71	1.49

The pro forma effects are computed using option-pricing models, with the following weighted average assumptions as of the grant date:

	2004	2003	2002
Risk-free interest rate	3.20%	3.41%	5.15%
Expected option life (years)	7.00	7.00	7.00
Expected stock price volatility	23%	24%	28%
Dividend yield	3.34%	3.50%	3.60%

Statement of Cash Flows

Sky Financial considers cash on hand, deposits maintained with the Federal Reserve Bank and cash due from other banks, all of which are included in the caption “cash and due from banks,” as cash for purposes of the Statement of Cash Flows. Sky Financial reports net cash flows for federal funds sold and purchased, interest-bearing deposits with other financial institutions, client loan transactions, deposit transactions, repurchase agreements and short-term borrowings.

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale and adjustments related to cash flow hedges that are also recognized as separate components of equity.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies (continued)

Non-bank Revenue Recognition

Trust service revenues include fees for services such as asset management, record keeping, retirement services and estate management. Income is recognized on an accrual basis at the time the related services are performed.

Brokerage and insurance revenues include commission and fees relating to the sales of policies and investments as well as fees for related insurance services. Commission income is recognized as of the effective date of the insurance policy with a reserve established for policy cancellations. Contingent performance-based commissions from insurance companies are recognized when earned and no contingencies remain.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123 (revised 2004) will be effective for the Company’s financial statements issued for periods beginning after June 15, 2005. The methodology and timing of adoption has not yet been determined.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1, which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At December 31, 2004, gross unrealized losses on available-for-sale securities was $24,563. Sky Financial is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery and the finalization of the proposed guidance by the FASB.

In March 2004, the SEC issued Staff Accounting Bulletin No. 105, “Application of Accounting Principles to Loan Commitments” (SAB 105). This bulletin was issued to inform registrants of the SEC’s view that the fair value of the recorded loan commitments, which are required to follow derivative accounting under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” should not consider the expected future cash flows related to the associated servicing of the future loan. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this Staff Accounting Bulletin in the second quarter of 2004 did not have a material impact on Sky Financial.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. The impact of this new pronouncement is not expected to be material to Sky Financial’s financial condition, results of operations or cash flows.

In December 2003, the FASB issued Interpretation No. 46 (Revised 2003) “Consolidation of Variable Interest Entities,” (FIN 46-R). FIN 46-R requires that subsidiaries defined as variable interest entities be consolidated by the enterprise that will absorb the majority of the entities’ expected losses if they occur, receive a majority of the variable interest entities’ residual returns if they occur, or both. Sky Financial, through fully-consolidated wholly-owned subsidiaries, sponsors five trust-preferred security issuing vehicles. Sky Financial determined that these five trust preferred subsidiaries meet the definition of variable interest entities and that Sky Financial is not the primary beneficiary of these subsidiaries’ activities. Accordingly, with the adoption of FIN 46-R on December 31, 2003, Sky Financial deconsolidated the accounts of these trust-preferred subsidiaries, resulting in a recharacterization of the underlying consolidated debt obligation from the previous trust-preferred securities obligations to the junior subordinated debenture obligations that exist between Sky Financial and the trust-preferred subsidiaries. There was no material impact to the results of operations, capital or liquidity as a result of applying the provisions of FIN 46-R.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses the timing of recognition of a liability for exit and disposal costs at the time a liability is incurred, rather than at a plan commitment date, as previously required by U.S. GAAP. Exit or disposal costs are measured at fair value and are subsequently adjusted for changes in estimated cash flows. The adoption of this statement on January 1, 2003 did not have a material impact on Sky Financial.

Reclassifications

Certain items in the prior-year financial statements were reclassified to conform to the current-year presentation.

Note 2 Mergers, Acquisitions, Business Formations and Divestitures

Community Banking Acquisitions

On December 22, 2004, Sky Financial announced an agreement to acquire Belmont Bancorp and its wholly-owned subsidiary, Belmont National Bank, a $297 million commercial bank. Under the terms of the agreement, shareholders of Belmont will receive cash, shares of Sky Financial or a combination thereof, based upon an election process to occur prior to closing. Cash consideration is valued at $6.15 per Belmont share and stock consideration is fixed at an exchange ratio of 0.219 shares of Sky Financial for each share of Belmont. The agreement further provides that, in the aggregate, 72.5% of the Belmont shares will be exchanged for Sky Financial common stock, with the remainder of Belmont shares exchanged for cash. The transaction is valued at $69.2 million, based upon Sky Financial’s closing stock price as of December 21, 2004 and is expected to close in the second quarter of 2005.

On November 30, 2004, Sky Financial acquired Prospect Bancshares, Inc. (Prospect), a $202 million bank holding company headquartered in Worthington, Ohio, and its wholly-owned subsidiary Prospect Bank by acquiring all of the outstanding capital stock of Prospect Bancshares for an aggregate purchase price of $46,754, including direct acquisition costs of $77. Prospect Bancshares shareholders received approximately 1,139 shares of Sky Financial common stock and cash of $17.6 million.

On July 1, 2004, Sky Financial acquired Second Bancorp Incorporated (Second Bancorp), a $2.0 billion bank holding company headquartered in Warren, Ohio, and its wholly-owned subsidiary Second National Bank of Warren by acquiring all of the outstanding capital stock of Second Bancorp for an aggregate purchase price of $312,738, including direct acquisition costs of $2,093. Second Bancorp shareholders received approximately 11,953 shares of Sky Financial common stock.

On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. (GLB), a $225 million bank holding company headquartered in Mentor, Ohio, and its wholly-owned subsidiary Great Lakes Bank, by acquiring all of the outstanding capital stock of GLB for an aggregate purchase price of $43,263, including direct acquisition costs of $191. GLB shareholders received 1,717 shares of Sky Financial common stock.

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

On October 1, 2002, Sky Financial acquired Three Rivers Bancorp (Three Rivers), a $1 billion bank holding company headquartered in Monroeville, Pennsylvania and its wholly-owned subsidiary, Three Rivers Bank and Trust Company, by acquiring all of the outstanding capital stock of Three Rivers for a total purchase price of $136,626, including direct acquisition costs of $780. Three Rivers shareholders received 4,854 shares of Sky Financial common stock and cash of $41,799.

The acquisitions complement Sky Financial’s operations in its regional banking structure by enhancing its presence in these areas. The value of the common stock issued for each of the acquisitions was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisitions were agreed to and announced. The results of operations for the acquired institutions have been included in the consolidated financial statements since the date of acquisition. The purchase price allocation for Second and Prospect are preliminary. The following table presents the allocation of the purchase price, including direct acquisition costs, for the Prospect, Second, GLB and Metropolitan acquisitions to assets acquired and liabilities assumed, based on their fair values:

	Prospect	Second	GLB	Metropolitan
Cash and interest-earning deposits	$4,062	$44,683	$11,188	$73,724
Loans	196,533	1,293,706	161,657	960,957
Securities available for sale	1,105	519,029	42,839	188,347
Premises and equipment	4,134	18,955	2,818	11,446
Core deposit intangible assets	2,140	31,449	1,759	11,807
Goodwill	31,082	245,138	12,954	60,209
Other assets	4,032	98,449	1,098	84,722

Total assets acquired	243,088	2,251,409	234,313	1,391,212

Deposits	169,986	1,251,801	189,325	949,725
Debt	15,790	646,315	—	314,892
Other liabilities	10,558	40,555	1,725	45,301

Total liabilities acquired	196,334	1,938,671	191,050	1,309,918

Net assets acquired	$46,754	$312,738	$43,263	$81,294

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 2 Mergers, Acquisitions, Business Formations and Divestitures (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Prospect and Second occurred as of the beginning of each period presented, with GLB and Metropolitan being presented as of January 1, 2003:

December 31,	2004	2003
Net interest income	$485,633	$481,096
Income from continuing operations	158,702	166,678
Income from continuing operations per share - Basic	1.49	1.59
Income from continuing operations per share - Diluted	1.48	1.58
Net income	177,857	170,615
Net income per share – Basic	1.67	1.63
Net income per share – Diluted	1.65	1.61

The pro forma information includes impairment charges related to Second’s marine portfolio of $19.1 million ($12.4 million after tax) as well as merger costs of approximately $16 million ($10.4 million after tax) recorded in the second quarter of 2004.

Sky Financial recorded merger, integration and restructuring charges totaling $2,952, $2,975 and $6,784 after tax during 2004, 2003 and 2002, respectively, related to the acquisitions. See Note 16 for additional discussion. The pro forma information presented is for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection.

Financial Service Affiliate Acquisitions

On July 1, 2004, Sky Financial acquired Stouffer-Herzog Insurance Agency in conjunction with the purchase of Second Bancorp, as previously discussed.

On April 1, 2004, Sky Financial acquired EOB, Inc., a group benefit insurance agency headquartered in Canton, Ohio, for 177 shares of Sky Financial common stock and $516 in cash.

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, a full-service professional liability, personal and commercial agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $793 in cash.

On July 8, 2003, Sky Financial acquired Insurance Buyers Service Agency, Inc., a professional liability, personal and commercial insurance agency headquartered in Boardman, Ohio, for 164 shares of Sky Financial common stock.

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

Entity	Location	Date	Total Assets	Cash Paid	Shares Issued
Prospect Bancshares, Inc.	Worthington, OH	November 30, 2004	$0.2 billion	$17.6 million	1.1 million
Second Bancorp Incorporated	Warren, OH	July 1, 2004	2.0 billion		12.0 million
EOB, Inc.	Canton, OH	April 1, 2004	0.2 million	0.52 million	0.2 million
Spencer Patterson Insurance Agency	Findlay, OH	January 5, 2004	0.3 million	0.79 million	0.3 million
Great Lakes Bancorp	Mentor, OH	October 19, 2003	0.2 billion		1.7 million
Insurance Buyers Service Agency, Inc.	Boardman, OH	July 8, 2003	4.0 million		0.2 million
Metropolitan Financial Corp	Highland Hills, OH	April 30, 2003	1.5 billion	25.3 million	2.9 million
Three Rivers Bancorp	Monroeville, PA	October 1, 2002	1.1 billion	41.8 million	4.9 million
Value Added Benefits, Ltd.	Cleveland, OH	April 9, 2002	0.1 million	1.9 million
Celaris Group, Inc.	Bowling Green, OH	January 30, 2002	18.5 million	1.0 million	0.8 million

Business Divestitures

On March 31, 2004, Sky Financial completed the sale of Sky Financial Solutions, its dental financing affiliate. The sale resulted in a $31.2 million pre-tax gain. See Note 26.

Note 3 Securities Available for Sale

The estimated fair values and unrealized gains and losses of securities available for sale at year-end are as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Treasury	$207	$7	$
U.S. government agencies and corporations	152,266	565		(1,068)
Obligations of states and political subdivisions	16,561	128		(12)
Corporate and other securities	51,699	1,776		(205)
Mortgage-backed securities	2,706,552	10,331		(23,200)

Total debt securities available for sale	2,927,285	12,807		(24,485)
Marketable equity securities	29,865	1,420		(78)
FHLB, FRB & Bankers’ Bank stock	134,663

Total securities available for sale	$3,091,813	$14,227		$(24,563)

2003
U.S. Treasury	$211	$10	$
U.S. government agencies and corporations	325,947	2,738		(508)
Obligations of states and political subdivisions	22,337	164		(33)
Corporate and other securities	69,446	3,011
Mortgage-backed securities	1,955,606	15,090		(15,620)

Total debt securities available for sale	2,373,547	21,013		(16,161)
Marketable equity securities	45,862	6,337		(938)
FHLB, FRB & Bankers’ Bank stock	91,960

Total securities available for sale	$2,511,369	$27,350		$(17,099)

Sky Financial evaluates its securities portfolio for impairment throughout the year. An impairment is recorded against individual equity securities if their cost significantly exceeds their fair value for a substantial amount of time. An impairment is also recorded for investments in debt securities, unless the decrease in fair value is attributable to interest rates and management has the intent and ability to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. The fair values of investments with an amortized cost in excess of their fair value at December 31, 2004 and 2003 are as follows:

	Less than 1 year		More than 1 year		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
December 31, 2004
U.S. Treasury	$100	$—	$—	$—	$100	$—
U.S. government agencies and corporations	111,866	(1,068)			111,866	(1,068)
Obligations of states and political subdivisions			1,224	(12)	1,224	(12)
Corporate and other securities	7,433	(205)			7,433	(205)
Mortgage-backed securities	1,303,719	(14,687)	320,305	(8,513)	1,624,024	(23,200)

Total debt securities available for sale	1,423,118	(15,960)	321,529	(8,525)	1,744,647	(24,485)
Marketable equity securities	7,378	(70)	492	(8)	7,870	(78)

Total securities available for sale	$1,430,496	$(16,030)	$322,021	$(8,533)	$1,752,517	$(24,563)

December 31, 2003
U.S. Treasury	$—	$—	$—	$—	$—	$—
U.S. government agencies and corporations	62,889	(508)			62,889	(508)
Obligations of states and political subdivisions	2,588	(33)	—	—	2,588	(33)
Corporate and other securities
Mortgage-backed securities	892,230	(15,620)	—	—	892,230	(15,620)

Total debt securities available for sale	957,707	(16,161)	—	—	957,707	(16,161)
Marketable equity securities	23,544	(938)	—	—	23,544	(938)

Total securities available for sale	$981,251	$(17,099)	$—	$—	$981,251	$(17,099)

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 3 Securities Available for Sale (continued)

The estimated fair value of debt securities at December 31, 2004, by contractual maturity, are shown in the accompanying table. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$1,435
Due after one year through five years	147,760
Due after five years through ten years	713,183
Due after ten years through fifteen years	893,475
Due after fifteen years through twenty years	339,053
Due after twenty years	832,379

Total debt securities available for sale	$2,927,285

The gross realized gains and losses from the sales of securities are as follows:

	2004	2003	2002
Gross realized gains on sales	$16,866	$4,746	$5,137
Gross realized losses on sales	2,297	3,875	2,658

Securities pledged to secure public deposits and repurchase agreements totaled $2,067,482 and $1,782,480 at December 31, 2004 and 2003, respectively.

Note 4 Loans and Allowance for Credit Losses

The loan portfolio at year-end was as follows:

	2004	2003
Real estate loans:
Construction	$848,072	$491,086
Residential mortgage	2,898,875	2,045,317
Non-residential mortgage	3,498,746	2,896,116
Commercial, financial and agricultural	2,562,738	2,441,225
Installment and credit card loans	807,687	770,901

Total loans	$10,616,118	$8,644,645

Most of Sky Financial’s business activity is conducted through Sky Bank with clients in the respective local areas of the bank. These areas encompass parts of eastern Ohio, western Ohio, eastern Indiana, southeastern Michigan, western Pennsylvania and northern West Virginia. Sky Bank’s loan portfolio is diversified, consisting of commercial, residential, agribusiness, consumer and small business loans. In Sky Bank’s loan portfolio, no significant industry concentrations exist and amounts related to highly-leveraged transactions are not significant. Total loans include overdrafts of $6,743 and $9,229 at December 31, 2004 and 2003, respectively.

Sky Financial evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s evaluation of the client. Collateral held relating to commercial, financial, agricultural and commercial mortgages varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Loans on which the accrual of interest has been discontinued totaled $143,207 and $81,979 at December 31, 2004 and 2003, respectively.

In the normal course of business, Sky Financial has made loans to certain directors, executive officers and their associates. Loan activity relating to these individuals for 2004 is as follows:

Aggregate balance - December 31, 2003	$25,410
New loans	34,183
Repayments	(27,514)
Other changes	(9,182)

Aggregate balance - December 31, 2004	$22,897

Activity in the allowance for credit losses was as follows:

	2004	2003	2002
Balance at beginning of year	$124,943	$106,675	$92,831
Provision for credit losses	37,660	34,125	37,659
Loans charged-off	(43,635)	(41,563)	(37,500)
Recoveries	8,698	8,647	6,803
Allowance for acquired institutions/sold portfolio	23,723	17,059	6,882

Balance at end of year	$151,389	$124,943	$106,675

Note 4 Loans and Allowance for Credit Losses (continued)

Information regarding impaired loans is as follows:

For The Years Ended December 31,	2004	2003
Year-end impaired loans with allowance for credit losses allocated	$80,757	$61,619
Year-end allowance for credit losses allocated to impaired loans	19,994	14,605
Average investment in impaired loans during the year	84,076	70,438
Cash-basis interest income recognized during the year	1,189	4,932

Note 5 Premises and Equipment

Premises and equipment as of year end are summarized as follows:

	2004	2003
Land, buildings and improvements	$171,145	$169,827
Equipment, furniture and fixtures	157,896	144,160
Construction in process	5,112	4,228

Total premises and equipment	334,153	318,215
Less accumulated depreciation and amortization	(178,687)	(164,930)

Premises and equipment, net	$155,466	$153,285

Included in premises and equipment are buildings, land and land improvements that secure capitalized leases with a cost of $3,690 and $3,690, less accumulated amortization and depreciation of $3,380 and $3,160 at December 31, 2004 and 2003, respectively. Depreciation expense was $20,967 in 2004, $19,575 in 2003 and $15,388 in 2002. Rental payments for land and buildings are accounted for as operating lease expense. Total rent expense amounted to $11,217 in 2004, $7,628 in 2003 and $4,908 in 2002.

Note 6 Goodwill and Intangible Assets

Net goodwill activity by segment was as follows:

	Community Banking	Financial Services Affiliates	Total
Balance at January 1, 2002	$23,134	$10,778	$33,912
Acquired goodwill	55,985	18,879	74,864

Balance at December 31, 2002	$79,119	$29,657	$108,776
Acquired goodwill	73,163	3,920	77,083

Balance at December 31, 2003	$152,282	$33,577	$185,859
Acquired goodwill	276,220	13,179	289,399

Balance at December 31, 2004	$428,502	$46,756	$475,258

Effective January 1, 2002, Sky Financial adopted new accounting guidance changing post-acquisition accounting for goodwill and certain intangible assets. In accordance with this guidance, goodwill is not amortized but is reviewed annually for impairment. Sky Financial completed the annual impairment test required by the new guidance during the second quarter of 2004 and determined that goodwill is not impaired.

Other intangible assets at December 31, 2004 and 2003 were $71,674 and $51,155, respectively, net of accumulated amortization of $11,053 and $10,862, respectively. These assets consist primarily of core deposits intangibles and are continuing to be amortized in accordance with Sky Financial’s policy. Amortization expense related to the intangible assets was $10,979, $6,896 and $4,033 during 2004, 2003 and 2002, respectively. For the years ending 2005 through 2009, the estimated future amortization expense will be approximately $14,061, $13,010, $12,188, $11,266 and $8,700, respectively.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 7 Interest-Bearing Deposits

Total interest-bearing deposits as presented on the balance sheet are comprised of the following classifications at year-end:

	2004	2003
Interest-bearing demand	$325,751	$224,464
Savings, including MMDA	3,874,943	3,445,664
Time
In denominations under $ 100,000	2,978,429	2,502,766
In denominations of $100,000 or more	1,579,958	1,109,367

Total interest-bearing deposits	$8,759,081	$7,282,261

At December 31, 2004, the scheduled maturities of time deposits are as follows:

2005	$2,311,113
2006	1,345,113
2007	510,162
2008	186,537
2009	156,310
Thereafter	49,152

$4,558,387

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

The following table summarizes certain information relative to these borrowings:

	2004	2003
Outstanding at year-end	$1,041,361	$994,896
Weighted average interest rate at year-end	2.55%	2.05%
Maximum amount outstanding as of any month-end	$1,041,361	$996,376
Average amount outstanding	897,438	849,464
Approximate weighted average interest rate during the year	2.08%	2.17%

Included in the above as of December 31, 2004, are repurchase agreements in excess of one year as summarized below:

		Weighted Average Life in Years Based on Stated Maturity	Weighted Average Life in Years Based on Call Dates
Stated maturity in 2006	$45,000	1.1	1.0
Stated maturity in 2007	43,799	2.8	1.5
Stated maturity in 2008	139,000	3.5	3.5
Stated maturity in 2011	30,918	6.1	6.1

Total repurchase agreements in excess of one year	$258,717	3.3	3.0

The weighted average rate on repurchase agreements in excess of one year was 4.52% at December 31, 2004 and 5.37% at December 31, 2003.

At December 31, 2003, repurchase agreements in excess of one year were $258,767 with a weighted average life based on stated maturity of 4.3 years and a weighted average life based on call dates of 0.4 years.

Note 9 Debt and Federal Home Loan Bank Advances

Sky Financial’s debt and Federal Home Loan Bank (“FHLB”) advances are comprised of the following at December 31:

	2004	2003
Borrowings under bank line of credit	$—	$61,000
Borrowings under FHLB line of credit at weighted interest rate of 3.82% for 2004	1,569,556	1,084,133
Subordinated note at 7.08%, due January 2008	50,000	50,000
Subordinated note at 6.125%, due October 2012	65,000	65,000
Subordinated note at 5.35%, due April 2013	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	189,558	164,806
Capital lease obligation	726	1,117
Other items	—	508

Total	$1,924,840	$1,476,564

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Lines of Credit

Sky Financial maintains a credit facility with a group of financial institutions in the form of a short-term line of credit. This line of credit is subject to renewal on an annual basis. The commitment on the line was $100,000 in 2004 and $120,000 in 2003. Interest on advances taken on the facility is accrued at either a formula based on the London Interbank Offering Rate (LIBOR), or a formula based on the federal funds rate. Sky Financial may elect the interest rate method to be applied to amounts outstanding. The agreement provides for a quarterly fee of .150% on the commitment amount of the credit facility. The agreement contains covenants that require Sky Financial, among other things, to maintain an acceptable level of capital and asset quality as defined by the agreement. The average amount outstanding in 2004 was $14,158, with an average cost of 1.80%, compared to $67,000, with an average cost of 1.90% in 2003.

FHLB Advances

FHLB advances are collateralized by all shares of FHLB stock owned by the subsidiary bank and by 100% of the subsidiary bank’s qualified residential mortgage loans. The subsidiary bank may increase its borrowing capacity by pledging securities. Based on the carrying amount of FHLB stock owned by the subsidiary bank, total FHLB advances are limited to approximately $1,681,257, subject to the availability of qualified residential mortgage loans for pledging.

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

Junior Subordinated Debentures/Obligated Mandatorily Redeemable Capital Securities

Beginning in 1997, Sky Financial has issued obligated mandatorily redeemable capital securities through fully-consolidated subsidiaries. The trust preferred entities were formed for the purpose of issuing capital securities to third parties and investing the proceeds from the sale of such securities solely in junior subordinated debentures of Sky Financial. The debentures held by each trust are the sole assets of that trust. Distributions on the capital securities issued by each trust are payable semi-annually or quarterly at a rate per annum equal to the interest rate being earned by the trust on the debentures held by that trust.

The amounts of these capital securities represent the par value adjusted for any unamortized discount or other basis adjustments related to hedging the debt with derivative instruments. See Notes 1 and 10 for further discussion on derivative instruments. The borrowings are redeemable after a certain date at their stated face values or at a premium if redemption occurs before that date.

On June 30, 2004, Sky Financial called the Metropolitan Capital Trust II at the par value of $16,000. The note had been issued by Metropolitan Bank in May 1999 at a fixed rate of 9.50%.

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

During the fourth quarter of 2003, Sky Financial deconsolidated the accounts of these trust-preferred entities in accordance with FASB Interpretation No. 46 (revised 2003). The deconsolidation of the net assets increased Sky Financial’s consolidated debt obligation by $5,076, the difference representing Sky Financial’s common ownership in the trusts. The deconsolidation has no impact on Sky Financial’s liquidity position because it continues to be obligated to repay the debentures held by the trust-preferred entities and guarantees repayment of the capital securities issued by the trusts.

The capital securities held by the trusts qualify as Tier I capital for Sky Financial under the Federal Reserve Board’s regulatory framework. The Federal Reserve Board is currently evaluating whether the capital securities continue to qualify as Tier I capital due to the deconsolidation of the related trust-preferred entities. If the Federal Reserve Board disqualifies the capital securities as Tier I capital, the effect of such a change could have a material impact on Sky Financial’s regulatory capital ratios.

The following table summarizes the issuance date, par value, interest rate, redemption price, redemption date and hedged average rate for the junior subordinated debentures at December 31, 2004:

	Issuance Date	Par Value	Interest Rate	Redemption Price	Redemption Date	Hedged Average Rate
Sky Financial Capital Trust II	September 25, 2003	$30,000	Variable	100.00%	October 8, 2008	N/A
Prospect Trust I	March 27, 2003	6,000	Variable	100.00	April 7, 2008	N/A
Second Bancorp Capital Trust I	September 28, 2001	32,000	9.00%	100.00	December 31, 2006	N/A
Sky Financial Capital Trust I	March 31, 2000	60,000	9.34	104.67	May 1, 2010	5.25%
Mid Am Capital Trust	June 30, 1997	23,600	10.20	105.10	June 1, 2007	6.65
First Western Capital Trust	February 11, 1997	25,000	9.88	104.94	February 1, 2007	5.42

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Consolidated debt obligations related to the trust-preferred entities follows:

	2004	2003
Interest at 9.875%, due February 2027	$27,616	$27,765
Interest at 10.20%, due June 2027	24,983	24,491
Interest at 9.34%, due May 2030	65,872	64,955
Interest at 9.50%, due June 2029	—	16,667
Interest at 9.00%, due December 2031	33,729	—
Interest at 5.32% (variable), due April 2033	6,430	—
Interest at 5.02% (variable), due October 2033	30,928	30,928

Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$189,558	$164,806

Other

At December 31, 2004, required annual principal payments on debt and FHLB advances are presented in the following table:

2005	$754,768
2006	197,480
2007	111,667
2008	173,120
2009	112,623
Thereafter	575,182

Total	$1,924,840

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

All of the derivative instruments and hedging relationships below have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under SFAS No. 133, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

Fair Value Hedges – Interest Rate Swaps

Sky Financial has entered into interest rate swap arrangements to exchange the payments on fixed rate debt of $323,600 for variable rate payments based on LIBOR. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the fixed rate debt agreements. The arrangements have been designated as fair value hedges. The swaps are carried at their fair value and the carrying amount of the subordinated debentures includes the change in their fair values since the inception of the hedge. Because the hedging arrangement is considered highly effective, changes in the interest rate swaps’ fair values exactly offset the corresponding changes in the fair value of the junior subordinated debentures and, as a result, the changes in fair value do not result in an impact on net income.

Cash Flow Hedges – Interest Rate Swaps

Sky Financial has entered into, through its merger with Metropolitan Bank, two interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The interest rate swaps are designed to convert the variable interest rate to fixed rate on $40,000 of FHLB borrowings. The swaps are considered to be highly effective. Accordingly, any change in the swaps’ fair value is recorded in other comprehensive income, net of tax. No ineffectiveness was recorded in income from continuing operations during 2004, 2003 or 2002.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $220 in 2004, $219 in 2003 and $73 in 2002.

No deferred gains or losses in accumulated other comprehensive income at December 31, 2004 are expected to be reclassified to income from continuing operations in 2005.

Note 10 Derivative Instruments and Hedging Activities (continued)

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2004 and 2003:

	Notional Amount	Fair Value	Fixed Rate	Variable Rate	Maturity Years
At December 31, 2004
Interest rate swaps
Fair value hedges	$323,600	$8,912	7.07%	4.54%	11.14
Cash flow hedges	40,000	(1,186)	6.36	2.29	0.73
Interest rate caps	48,600	263	—	—	3.91

At December 31, 2003
Interest rate swaps
Fair value hedges	$108,600	$5,129	9.65%	4.93%	25.02
Cash flow hedges	40,000	(3,291)	6.36	1.17	1.87
Interest rate caps	48,600	728	—	—	5.00

Note 11 Income Taxes

Income taxes consisted of the following:

	2004	2003	2002
Current
Federal	$75,407	$61,400	70,552
State and local	541	78	392

	75,948	61,478	70,944

Deferred
Federal	9,378	14,600	(5,219)
State and local	18	72	(13)

	9,396	14,672	(5,232)

Total provision for income taxes	$85,344	$76,150	$65,712

The sources of gross deferred tax assets and liabilities were as follows at December 31:

	2004	2003	2002
Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$52,949	$43,702	$36,825
Intangible assets	5,182	6,974	8,166
Deferred compensation	10,928	9,110	8,140
Net deferred loan fees and costs	5,737	4,540	3,319
Interest on non-accrual loans	5,220	1,493	588
Post-retirement benefits	1,592	1,118	1,118
Net operating loss carryforward	11,722	622	—
Cash flow hedge	604	1,160	398
Unrealized loss on securities available for sale	3,323	—	—
Merger, integration and restructuring expense	863	649	1,870
Other	2,249	3,658	568

	100,369	73,026	60,992

Items giving rise to deferred tax liabilities:
Depreciation	(3,621)	(1,906)	(310)
FHLB stock dividends	(13,947)	(9,757)	(7,606)
Mortgage servicing rights	(14,218)	(9,868)	(5,960)
Unrealized gain on securities available for sale	—	(4,349)	(17,986)
Purchase accounting adjustments	(4,765)	(1,884)	(4,541)
Other	(914)	(240)	(796)

	(37,465)	(28,004)	(37,199)

Net deferred tax asset	$62,904	$45,022	$23,793

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 11 Income Taxes (continued)

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 35% to income before taxes. The reasons for this difference are as follows:

	2004		2003		2002
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax expense based upon the federal statutory rate on income before income taxes	$91,190	35.0%	$80,091	35.0%	$69,251	35.0%
Bank-owned life insurance earnings	(2,055)	(0.8)	(2,147)	(0.9)	(1,912)	(1.0)
Tax exempt income	(1,831)	(0.7)	(1,587)	(0.7)	(1,691)	(0.9)
Deductible ESOP dividends	(924)	(0.4)	(524)	(0.2)	—	—
Dividend exclusions	(494)	(0.2)	(412)	(0.2)	(420)	(0.1)
Other, net	(542)	(0.2)	729	0.3	484	0.2

	$85,344	32.7%	$76,150	33.3%	$65,712	33.2%

Tax expense attributable to securities gains and losses totaled $5,099, $305 and $868 in 2004, 2003 and 2002, respectively.

Note 12 Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	2004	2003	2002
Other comprehensive income (loss)
Securities available for sale:
Unrealized (losses) gains arising during period	$(6,018)	$(40,269)	$36,382
Reclassification adjustment for gains included in income	(14,569)	(871)	(2,479)
Cash flow hedge derivatives:
Change in fair value on cash flow hedge derivatives	8,598	(4,857)	(2,402)
Amounts reclassified to income from discontinued operations	616	3,489	3,155

Total	(11,373)	(42,508)	34,656
Tax effect	3,978	14,878	(12,130)

Total other comprehensive income (loss)	$(7,395)	$(27,630)	$22,526

Accumulated other comprehensive income (loss) consisted of the following:

	Securities Available for Sale	Unrealized Gains (Losses) on Interest Rate Swaps	Accumulated Other Comprehensive Income (Loss)
December 31, 2001	$11,366	$(5,804)	$5,562
Other comprehensive income (loss)
Pre-tax	33,903	753	34,656
Tax effect	(11,866)	(264)	(12,130)

Total	22,037	489	22,526

December 31, 2002	33,403	(5,315)	28,088
Other comprehensive income (loss)
Pre-tax	(41,140)	(1,368)	(42,508)
Tax effect	14,399	479	14,878

Total	(26,741)	(889)	(27,630)

December 31, 2003	6,662	(6,204)	458
Other comprehensive income (loss)
Pre-tax	(20,587)	9,214	(11,373)
Tax effect	7,204	(3,226)	3,978

Total	(13,383)	5,988	(7,395)

December 31, 2004	$(6,721)	$(216)	$(6,937)

Note 13 Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options.

Basic and diluted earnings per share computations were as follows:

	2004	2003	2002
Numerator
Income from continuing operations	$175,200	$152,680	$132,148
Income (loss) from discontinued operations	19,155	3,937	(4,341)

Net income	$194,355	$156,617	$127,807

Denominator
Weighted-average common shares outstanding (basic)	99,461	89,630	83,439
Dilutive effect of stock options	1,107	774	657

Weighted-average common shares outstanding (diluted)	100,568	90,404	84,096

Basic Earnings Per Common Share
Income from continuing operations	$1.76	$1.70	$1.58
Income (loss) from discontinued operations	0.19	0.05	(0.05)

Net income	$1.95	$1.75	$1.53

Diluted Earnings Per Common Share
Income from continuing operations	$1.74	$1.69	$1.57
Income (loss) from discontinued operations	0.19	0.04	(0.05)

Net income	$1.93	$1.73	$1.52

Weighted shares under option of 38 in 2004, 856 in 2003 and 2,113 in 2002 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 14 Fair Values of Financial Instruments

The following table shows carrying values and the related estimated fair values of financial instruments at year end. Items that are not financial instruments are not included.

	2004		2003
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial Assets:
Cash and due from banks	$232,407	$232,407	$251,364	$251,364
Interest-bearing deposits with other financial institutions	32,919	32,919	22,808	22,808
Securities available for sale	3,091,813	3,091,813	2,511,369	2,511,369
Loans held for sale and loans, net of the allowance for credit losses	10,474,162	10,413,983	8,547,764	8,588,180

Financial Liabilities:
Deposits	(10,351,591)	(10,384,372)	(8,515,533)	(8,578,311)
Securities sold under repurchase agreements and federal funds purchased	(1,041,361)	(1,040,071)	(994,896)	(1,021,676)
Debt, FHLB advances and junior subordinated debentures	(1,924,114)	(1,926,177)	(1,475,781)	(1,523,135)

Derivative Financial Instruments:
Interest rate swaps	7,726	7,726	1,838	1,838
Interest rate caps	263	263	728	728

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 14 Fair Values of Financial Instruments (continued)

For purposes of the above disclosures of estimated fair value, the following assumptions were used: the carrying values for cash and due from banks and interest-bearing deposits with other financial institutions and were considered to approximate fair value; the estimated fair value for securities was based on quoted market values for the individual securities or for equivalent securities; the estimated fair value for loans was based on estimates of the rate Sky Financial would charge for similar loans at December 31, 2004 and 2003, applied over estimated payment periods; the estimated fair value for demand and savings deposits was based on their carrying value; the estimated fair value for certificates of deposit and borrowings was based on estimates of the rate Sky Financial would pay on such obligations at December 31, 2004 and 2003, applied for the time period until maturity. The fair value of interest rate swaps and caps represents the estimated amount the company would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. The capital lease obligations of $726 and $1,117 at December 31, 2004 and 2003 are not included in the carrying amounts or the estimated fair value. The estimated fair value of commitments were not material.

While these estimates of fair values are based on management’s judgment of appropriate factors, there is no assurance that, if Sky Financial had disposed of such items at December 31, 2004 or 2003, the estimated fair values would necessarily have been achieved at that date, because market values may differ depending on various circumstances. The estimated fair values at December 31, 2004 and 2003 should not necessarily be considered to apply at subsequent dates.

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

Note 15 Other Income and Other Operating Expense

The following is a summary of other income and other operating expense:

	2004	2003	2002
Other Income
Transaction fees	$13,246	$10,506	$7,666
Merchant income	6,929	4,572	3,559
Income from bank-owned life insurance	6,249	6,484	5,817
International fees	1,829	1,685	1,544
Other	13,686	11,707	13,467

Total other income	$41,939	$34,954	$32,053

Other Operating Expense
State franchise taxes	$3,255	$8,550	$3,365
Printing and supplies	6,054	5,834	4,813
Legal and other professional fees	9,426	8,192	7,380
Telephone	7,608	6,452	5,715
Loan costs	7,827	7,106	4,794
Marketing	11,269	9,034	5,782
Other	42,857	35,157	28,411

Total other operating expense	$88,296	$80,325	$60,260

Note 16 Merger, Integration and Restructuring Expenses

In 2004, Sky Financial recorded merger, integration and restructuring charges totaling $4,542 ($2,952 after tax or $.03 per diluted share). Merger, integration and restructuring charges of $3,597 ($2,338 after tax or $.02 per diluted share) related to the acquisition of Second Bancorp. Included are data processing and conversion costs of $669, severance and other related employee costs of $839, and professional fees and other costs of $1,953 and lease and contract termination costs of $136. Costs of $786 ($511 after tax or $.01 per diluted share) are related to the Prospect Bancshares acquisition. These charges consist of severance and other related employee costs of $89, data processing and conversion expense of $203, and professional fees and other costs of $494. The remaining $159 ($103 after tax or $.00 per diluted share) of costs are primarily related to the divestiture of Sky Financial Solutions.

During 2004, a total of 323 positions were eliminated as part of acquisitions, which involved 304 positions from Second Bancorp and 19 positions from Prospect Bancshares. Of this total, 139 accepted transfers to other positions, which consisted of 125 from Second Bancorp and 14 from Prospect Bancshares. Additionally, 40 from Second Bancorp and three from Prospect Bancshares accepted outside employment. The remaining 139 from Second Bancorp and two from Prospect Bancshares were involuntarily terminated with severance.

In 2003, Sky Financial recorded merger, integration and restructuring charges totaling $4,577 ($2,975 after tax or $.03 per diluted share). Merger, integration and restructuring charges of $1,091 ($710 after tax or $.01 per diluted share) relate to the acquisition of GLB. Included are data processing costs of $704, severance and other related employee costs of $287, and professional fees and other costs of $100.

Note 16 Merger, Integration and Restructuring Expenses (continued)

The remaining $3,486 ($2,265 after tax or $.02 per diluted share) of costs are related to the Metropolitan acquisition. These charges consist of severance and other related employee costs of $1,930, data processing conversion expense of $13, lease and contract termination costs of $463, and professional fees and other costs of $1,080. The balance of these costs were paid in 2004.

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

In 2002, Sky Financial recorded merger, integration and restructuring charges totaling $10,437 ($6,784 after tax or $.08 per diluted share), which consisted of $4,784 ($3,110 after tax or $.04 per diluted share) related to the acquisition of Three Rivers Bancorp and $5,653 ($3,674 after tax or $.04 per diluted share) related to Sky Financial’s implementation of a new technology platform company-wide. Pre-tax merger, integration and restructuring costs incurred during 2002 for the Three Rivers acquisition included severance and other related employee costs of $2,005, conversion outsourcing costs of $405, transaction costs of $233, lease termination costs of $203, marketing and communication expenses of $150 and other merger and integration-related costs of $1,788. Through 2004, approximately $10,073 of these charges were paid, with the remaining charges to be settled during 2005.

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

The following is a summary of category activity in the merger, integration and restructuring liabilities for 2004 and 2003.

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/ Other Costs	Total
Balance as of January 1, 2003	$2,679	$15	$686	$2,401	$5,781
Accruals charged to expense	2,217	717	462	1,181	4,577
Accruals from purchase accounting	2,985	—	2,442	1,285	6,712
Cash payments	(6,674)	(674)	(2,970)	(4,229)	(14,547)

Balance as of December 31, 2003	1,207	58	620	638	2,523
Accruals charged to expense	1,300	872	(290)	2,660	4,542
Accruals from purchase accounting	3,914	—	1,469	1,382	6,765
Cash payments	(3,917)	(930)	(1,109)	(4,550)	(10,506)

Balance as of December 31, 2004	$2,504	$—	$690	$130	$3,324

Note 17 Employee Benefits

Sky Financial maintains two plans, Employee Stock Ownership and Savings Plan and Employee Stock Ownership Pension Plan as its primary ongoing retirement plans, as well as a supplemental retirement plan for certain individuals.

Employee Stock Ownership and Savings Plan

The plan provides for contributions by Sky Financial as determined on a year-by-year basis. These contributions were 4%, 5% and 6% of eligible employee compensation in 2004, 2003 and 2002, respectively. Under the 401(k) portion of the Plan, employees may contribute a percentage of their eligible compensation with a company match of such contributions up to a maximum match of 4%. Employees may contribute to this plan upon employment. Employer matching contributions commence after the employees have completed twelve months of service. Expenses related to this plan were $3,981, $4,788 and $4,851 in 2004, 2003 and 2002.

Employee Stock Ownership Pension Plan

Sky Financial also sponsors an Employee Stock Ownership Pension Plan that provides for an annual employer contribution equal to 3% of eligible employees’ annual compensation. Expenses related to this plan were $2,986, $2,873 and $2,587 in 2004, 2003 and 2002, respectively.

Total shares of Sky Financial common stock held by the Employee Stock Ownership and Savings Plan and the Employee Stock Ownership Pension Plan as of December 31, 2004 were 3,236.

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

The contribution rates were 11%, 12% and 12% in 2004, 2003 and 2002, respectively. Expenses related to this plan were $306, $245 and $229 in 2004, 2003 and 2002.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 17 Employee Benefits (continued)

Frozen Pension Plans

In connection with Sky Financial’s acquisition of Second National and Three Rivers, Sky Financial sponsors two funded, defined benefit pension plans for eligible employees who are 21 years of age with one or more years of service. The Second National plan was frozen during the fourth quarter of 2004. Because this was contemplated in the Second National acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial expects to make contributions of $179 to the plan in 2005. Benefits paid to retirees are based on age at retirement, years of credited service and average compensation. The Three Rivers’ plan was frozen during the fourth quarter of 2002. Because this was contemplated in the Three Rivers acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial does not expect to make any contributions to the plan in 2005. The following table sets forth the benefit obligation, fair value of plan assets and the funded status of Sky Financial’s plans; amounts recognized in Sky Financial’s financial statements; and the principal weighted average assumptions used at December 31, 2004 and 2003:

	2004	2003
Change in Benefit Obligation
Benefit obligation at beginning of period	$5,027	$5,785
Service cost	508	—
Interest cost	864	382
Acquisitions	18,073	—
Benefits paid	(996)	(2,148)
Expected expenses	(39)	—
Actuarial loss	1,663	1,008

Benefit obligation at end of period	$25,100	$5,027

Change in Plan Assets
Fair value of plan assets at beginning of period	$5,363	$5,940
Actual return on plan assets, net of expenses	1,363	802
Acquisitions	15,325	—
Employer contributions	90	769
Benefits paid	(996)	(2,148)
Expected expenses	(39)	—

Fair value of plan assets at end of period	$21,106	$5,363

Reconciliation of funded status
Funded Status	$(3,994)	$336
Unrecognized actuarial loss	1,835	414

Accrued benefit cost	$(2,159)	$750

Amounts Recognized in the Consolidated Balance Sheet
Prepaid benefit cost	$826	$750
Accrued benefit liability	(2,985)	—

Net amount recognized	$(2,159)	$750

Components of Net Periodic Benefit Cost
Service cost	$508	$—
Interest cost	864	382
Expected return on plan assets	(1,105)	(426)
Recognized actuarial (gain)	(15)	—

Net periodic benefit cost	$252	$(44)

Weighted-average assumptions at December 31
Discount rate	5.90%	6.25%
Expected return on assets	8.00	8.00

Note 17 Employee Benefits (continued)

The accumulated benefit obligations were approximately $25,100 and $5,027 at December 31, 2004 and 2003, respectively.

The following table provides information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	2004	2003
Projected benefit obligations	$19,682	N/A
Accumulated benefit obligations	19,682	N/A
Fair value of plan assets at end of year	15,835	N/A

Sky Financial expects to make the following benefit payments, which reflect expected future service:

Year	Pension Benefits
2005	$938
2006	932
2007	1,152
2008	1,183
2009	1,158
2010 through 2014	7,287

The expected long-term rate of return on the Plans’ assets reflects the average rate of earnings expected on the funds invested by each plan to provide for plan benefits. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

The Plans’ asset allocations at December 31, 2004 by asset category are as follows:

	Target Allocation	Percent of Pension Plan Assets
Equity securities	60%	61%
Debt securities	40	31
Cash	—	8

Total	100%	100%

Management’s investment allocation is managed to provide an acceptable level of return to fund future benefit payments as well as provide liquidity to pay current benefits while minimizing the overall market risk to the plans.

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

Other Plans of Merged Affiliates

Sky Financial, as part of its overall employee benefits design, settles plans of merged affiliates through consolidation into existing plans or termination of the plan. Sky sponsored two 401(k) plans as the result of its 2004 acquisitions of Second National Bank and Prospect Bank. These plans were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan in January of 2005. Sky also sponsored three 401(k) plans as a result of prior acquisitions of Pennsylvania Capital Bank, Eastern Ohio Benefits and Meyer and Eckenrode. Eastern Ohio Benefits and Meyer and Eckenrode were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan in January of 2005. Pennsylvania Capital Bank will be terminated or merged into Sky’s Profit Sharing, 401(k) and ESOP Plan during 2005. On April 1, 2004, Spencer-Patterson’s 401(k) plan was merged into Sky’s Profit Sharing, 401(k) and ESOP Plan. In 2004, Sky merged the Metropolitan and GLB 401(k) plans into Sky’s ESOP plan. In 2002, Sky merged the Citizens Employee Stock Ownership Plan into Sky’s ESOP plan.

Sky Financial pays health insurance premiums for certain employees after retirement. Sky Financial accrues the costs of retirees’ health and other post-retirement benefits during the working career of active employees. The expense and liability under this plan are not material in any period presented.

Note 18 Stock Options

Options to purchase Sky Financial’s stock have been granted to directors, officers and employees under various stock option plans. The Sky Financial Group, Inc. 2002 Stock Option and Stock Appreciation Rights Plan was approved by Sky Financial’s shareholders in 2002. Under the 2002 plan, options may be granted to purchase a maximum of 2.0 million common shares, or 2.5% of the number of issued and outstanding common shares at the time of adoption of the plan, adjusted for all subsequent stock dividends, splits and stock-for-stock acquisitions.

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

Under both the 2002 and 1998 plans, options expire 10 years after the date of grant and are issued at an option price no less than the market price of Sky Financial’s stock on the date of grant. Certain individuals, including directors, may also elect to receive options, determined under a formula, in lieu of a portion of their salary or director fees, as applicable. Options granted to directors are fully vested and immediately exercisable at the time of grant. Options granted to officers and other key employees are generally exercisable at 40% after two years and in annual 20% increments thereafter, except for options received in lieu of salary, which are immediately exercisable.

The Sky Financial Group, Inc. 2004 Restricted Stock Plan was approved by Sky Financial’s shareholders in 2004. Under this plan, a total of 800 thousand of authorized, but unissued shares of common stock shall be available.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 18 Stock Options (continued)

A summary of the activity in the plans is as follows:

	2004		2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,802	$18.82	6,463	$18.47	5,818	$17.36
Granted	1,344	25.45	1,155	19.85	1,178	21.70
Exercised	(907)	15.52	(650)	23.38	(395)	11.49
Forfeited	(108)	21.52	(166)	20.46	(138)	19.58

Outstanding at end of year	7,131	20.45	6,802	18.82	6,463	18.47

Options exercisable at end of year	4,870	19.78	4,818	18.52	4,641	18.21
Weighted average fair value of options granted during year		$4.80		$3.49		$5.55

Options outstanding at year-end 2004 were as follows:

Range of Exercise Prices	Outstanding		Exercisable
	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price
$3 to $10	54	0.30	54	$8.94
$10 to $15	250	1.60	249	13.62
$15 to $20	3,243	6.37	2,216	17.50
$20 to $25	2,214	5.59	1,847	22.10
$25 to $30	1,370	8.86	504	25.55

Outstanding at year-end	7,131	6.39	4,870	$19.78

Sky Financial maintains a Stock Appreciation Rights (SAR) plan under which SARs were granted in tandem with stock options until 1998. Expense related to the SARs was $72 in 2004, $101 in 2003 and $(75) in 2002.

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

Financial instruments whose contract amounts represent credit risk at December 31 are presented below:

	2004	2003
Commitments to extend credit	$2,981,831	$2,320,451
Standby letters of credit	343,130	331,082
Letters of credit	7,173	2,124

Note 19 Other Financial Instruments (continued)

The majority of the unfunded commitments at December 31, 2004 and 2003 are variable rate commitments, with approximately 22% or $721,000 and 28% or $733,000 having fixed rates in 2004 and 2003, respectively.

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

Mortgage banking income, a component of non-interest income, includes gain on sales of loans held for sale during 2004, 2003 and 2002 of $25,572, $54,280 and $34,674, respectively.

The following table summarizes information relating to Sky Financial’s mortgage banking activity as of December 31:

	2004	2003
Amounts held in agency accounts	$14,569	$15,644
Amounts held in escrow accounts	35,188	29,599
Mortgage banking receivables for advanced funds	4,202	1,996
Unpaid mortgage loan principal for loans serviced for investors	6,069,286	4,913,013
Mortgage servicing rights, net of accumulated amortization	40,680	29,325
Allowance for impairment of capitalized mortgage servicing rights	(1,026)	(183)

Net mortgage servicing rights	$39,654	$29,142

In 2004, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $388,398 and realized a net gain of approximately $1,020 on the sale. In 2003 and 2002, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $20,682 and $16,967, respectively, and realized no gain or loss. At December 31, 2004, Sky Financial had firm commitments for the sale of approximately $38,931 of mortgage loans. The fair value of these commitments is not material.

Mortgage Servicing Rights:

	2004	2003
Balance at beginning of year	$29,142	$17,029
Originations	16,673	18,571
Acquired in acquisitions	9,947	10,758
Amortization	(15,265)	(19,495)
Impairment (charges) recoveries	(843)	2,279

Carrying value at end of year	$39,654	$29,142

Fair value at end of year	$46,623	$36,770

Impairment Reserve:

	2004	2003
Balance at beginning of year	$183	$2,462
Impairment charges (recoveries)	843	(2,279)

Balance at end of year	$1,026	$183

Key economic assumptions used in measuring the value of mortgage servicing rights in 2004 and 2003 were as follows:

	2004	2003
Weighted-average constant prepayment rate	17.61%	18.78%
Weighted-average life (in years)	6.3	5.7
Weighted-average discount rate	11.00%	11.79%

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 21 Regulatory Matters

Capital Maintenance Requirements

Sky Financial and Sky Bank must observe capital guidelines established by federal and state regulatory authorities. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and Sky Bank that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance-sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2004, that Sky Financial and Sky Bank meet all capital adequacy requirements to which they are subject.

Sky Financial and Sky Bank have been notified by their respective regulators that, as of the most recent regulatory examinations, each is regarded as well-capitalized under the regulatory framework for prompt corrective action. Such determinations have been made evaluating Sky Financial and Sky Bank under Tier 1, total capital and leverage ratios. There are no conditions or events since these notifications that management believes have changed any of the well-capitalized categorizations of Sky Financial and Sky Bank.

Sky Financial and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2004
Total capital to risk-weighted assets
Sky Financial	$1,386,672	11.7%	$946,057	8.0%	$1,182,571	10.0%
Sky Bank	1,247,822	10.8	920,487	8.0	1,150,608	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,096,089	9.3%	$473,028	4.0%	$709,542	6.0%
Sky Bank	1,027,903	8.9	460,243	4.0	690,365	6.0

Tier 1 capital to average assets
Sky Financial	$1,096,089	7.7%	$567,992	4.0%	$709,991	5.0%
Sky Bank	1,027,903	7.3	561,811	4.0	702,264	5.0

December 31, 2003
Total capital to risk-weighted assets
Sky Financial	$1,194,121	11.8%	$807,852	8.0%	$1,009,815	10.0%
Sky Bank	1,009,529	11.2	723,302	8.0	904,127	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$908,756	9.0%	$403,926	4.0%	$605,889	6.0%
Sky Bank	820,683	9.1	361,651	4.0	542,476	6.0

Tier 1 capital to average assets
Sky Financial	$908,756	7.3%	$500,565	4.0%	$625,707	5.0%
Sky Bank	820,083	7.1	460,498	4.0	575,622	5.0

Restrictions on Subsidiary Dividends

Dividends paid by Sky Financial are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of Sky Bank to transfer funds to Sky Financial in the form of cash dividends, loans or advances.

Regulatory approval is required in order to pay dividends in excess of Sky Bank’s earnings retained for the current year plus retained net profits since January 1, 2002. As of December 31, 2004, $51,608 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Note 22 Line of Business Reporting

Sky Financial manages and operates two major lines of business: community banking and financial service affiliates. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial service affiliates consist of non-banking companies currently engaged in trust services, insurance and other related services.

The reported line of business results reflect the underlying operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company, intercompany eliminations and all merger, integration and restructuring expenses. Expenses for centrally-provided services and support are fully allocated based principally upon estimated usage of services.

Selected segment information is included in the following table:

	Community Banking	Financial Service Affiliates	Parent and Other	Consolidated Total
2004
Net interest income	$454,494	$567	$(3,750)	$451,311
Provision for credit losses	37,425	235	—	37,660

Net interest income after provision	417,069	332	(3,750)	413,651
Non-interest income	124,277	70,184	8,956	203,417
Non-interest expense	293,884	53,731	8,909	356,524

Income (loss) from continuing operations before income taxes	247,462	16,785	(3,703)	260,544
Income tax expense (benefit) from continuing operations	83,196	7,011	(4,863)	85,344

Net income from continuing operations	$164,266	$9,774	$1,160	$175,200

Intersegment revenues (expense)	$(25,243)	$(2,360)	$27,603	$—

Average assets	$13,132,668	$95,900	$131,988	$13,360,556

Depreciation and amortization	$29,861	$1,120	$965	$31,946

2003
Net interest income	$393,307	$389	$(2,453)	$391,243
Provision for credit losses	33,225	900	—	34,125

Net interest income after provision	360,082	(511)	(2,453)	357,118
Non-interest income	121,324	53,637	3,937	178,898
Non-interest expense	248,708	43,416	15,062	307,186

Income (loss) from continuing operations before income taxes	232,698	9,710	(13,578)	228,830
Income tax expense (benefit) from continuing operations	78,408	4,427	(6,685)	76,150

Net income (loss) from continuing operations	$154,290	$5,283	$(6,893)	$152,680

Intersegment revenues (expense)	$(13,892)	$(1,422)	$15,314	$—

Average assets	$11,196,405	$76,005	$156,861	$11,429,271

Depreciation and amortization	$20,385	$878	$732	$21,995

2002
Net interest income	$344,664	$772	$(4,201)	$341,235
Provision for credit losses	36,579	1,080	—	37,659

Net interest income after provision	308,085	(308)	(4,201)	303,576
Non-interest income	96,981	48,859	2,144	147,984
Non-interest expense	206,530	40,429	6,741	253,700

Income (loss) from continuing operations before income taxes	198,536	8,122	(8,798)	197,860
Income tax expense (benefit) from continuing operations	66,360	3,239	(3,887)	65,712

Net income (loss) from continuing operations	$132,176	$4,883	$(4,911)	$132,148
Intersegment revenues (expense)	$(26,834)	$(1,428)	$28,262	$—

Average assets	$9,216,294	$73,618	$131,654	$9,421,566

Depreciation and amortization	$13,410	$778	$1,599	$15,787

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 23 Condensed Parent Company Financial Information

Condensed Parent Company Balance Sheets

December 31,		2004	2003
Assets
Cash and due from banks		$94,920	$32,704
Securities available for sale		30,460	34,638
Investment in bank subsidiaries		1,421,439	942,680
Investment in non-bank subsidiaries		244,910	272,844
Receivable from subsidiaries		18,208	70,687
Premises and equipment		7,144	7,339
Other assets		60,090	69,620

Total assets		$1,877,171	$1,430,512

Liabilities
Debt		$289,558	$325,805
Other liabilities		116,658	106,131

Total liabilities		406,216	431,936
Shareholders’ Equity		1,470,955	998,576

Total liabilities and shareholders’ equity		$1,877,171	$1,430,512

Condensed Parent Company Statements of Income

For years ended December 31,	2004	2003	2002
Income
Dividends from bank subsidiaries	$88,000	$80,000	$190,000
Dividends from non-bank subsidiaries	14,055	6,855	—
Management fees	26,998	14,252	18,512
Other income	10,866	7,227	9,341

Total income	139,919	108,334	217,853

Expenses
Interest expense	15,560	20,784	15,501
Salaries and employee benefits	18,243	13,241	12,427
Occupancy and equipment expense	2,457	2,270	1,892
Merger, integration and restructuring expense	(21)	121	7,181
Other operating expense	9,999	9,509	7,553

Total expenses	46,238	45,925	44,554

Income before income taxes and equity in undistributed net income of subsidiaries	93,681	62,409	173,299
Income tax expense (benefit)	(375)	(9,062)	(6,555)

Income before equity in undistributed net income of subsidiaries	94,056	71,471	179,854
Equity in undistributed net income of bank subsidiaries	80,396	72,794	(31,093)
Equity in undistributed net income of non-bank subsidiaries	19,903	12,352	(20,954)

Net Income	$194,355	$156,617	$127,807

Note 23 Condensed Parent Company Financial Information (continued)

Condensed Parent Company Statements of Cash Flows

For years ended December 31,	2004	2003	2002
Operating Activities
Net income	$194,355	$156,617	$127,807
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of bank subsidiaries	(80,396)	(72,794)	31,093
Equity in undistributed net income of non-bank subsidiaries	(19,903)	(12,352)	20,954
Depreciation and amortization	1,068	969	772
Net loss (gain) on sales of assets	(5,598)	(535)	151
Net change in other assets and liabilities	8,779	(947)	(25,700)

Net cash from operating activities	98,305	70,958	155,077

Investing Activities
Capital contributions to bank subsidiaries	—	—	(12,449)
Capital return (contributions) to non-bank subsidiaries	8,000	(6,520)	(119,677)
Loan to subsidiary	(9,880)	(27,065)	—
Collection of loans from subsidiaries	62,359	11,901	69,635
Securities available for sale:
Proceeds from maturities and payments	9,000	753	9,317
Proceeds from sales	17,699	12,427	4,698
Purchases	(6,881)	(5,491)	(4,000)
Purchases of premises and equipment	(867)	(526)	(1,379)
Cash paid in acquisitions	(14,406)	(7,970)	(44,699)

Net cash provided by (used in) investing activities	65,024	(22,491)	(98,554)

Financing Activities
Proceeds from issuance of debt	63,550	84,310	13,013
Repayment of debt	(40,059)	(42,119)	—
Repayment of short-term line of credit	(61,000)	—	—
Proceeds from issuance of common stock	19,929	10,869	4,243
Cash dividends and fractional shares paid	(80,731)	(71,008)	(62,631)
Treasury stock purchases	(1,588)	—	(16,403)
Other items	(1,214)	261	—

Net cash used in financing activities	(101,113)	(17,687)	(61,778)

Net change in cash and due from banks	62,216	30,780	(5,255)
Cash and due from banks at beginning of year	32,704	1,924	7,179

Cash and due from banks at end of year	$94,920	$32,704	$1,924

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 24 Other Matters

Legal Matters

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, and Second National Bank of Warren, which was merged with Sky Bank on July 2, 2004, each provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a December 31, 2004 outstanding balance of $34.4 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank (and its predecessors Metropolitan and Second National) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”) and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. Similar suits were filed by Metropolitan in June 2002 and by Second National in April and June 2002. In October 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

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

The Surety is responsible to the Obligee for the individual underwriting of each lessee and Lease, including but not limited to, all related credit matters, issues of fraud, bankruptcy and the accurate and timely performance by any sub-servicer designated by Surety, and Surety shall assert no defenses to any claim under this Bond as a result of any of the foregoing. This Lease Bond and the Surety’s obligation constitute an unconditional and absolute guarantee of payment, not collection. If the Obligee fails to receive a payment under the Lease from the Surety, as servicer, or from any sub-servicer, on the scheduled due date, a default under the Lease occurs. Upon such default, the Surety shall have thirty (30) days to cause the default to be remedied. The Surety shall make payment on this bond to the Obligee upon receipt of demand from the Obligee, within this 30-day period.

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

Furthermore, Sky Bank believes that as a further inducement to Sky Bank to extend credit, the Sureties issued representation letters and legal opinions, which confirmed the validity and enforceability of its surety bonds, and in effect acknowledged the assignment of the bonds to Sky Bank.

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

Scott M. Lukouski, et. al. vs. National Marine, Inc., Sky Financial Group, Inc., et. al., Case No. 2004 CV 685 (Court of Common Pleas, Erie County, Ohio)

In October 2004, Sky Financial was one of the named defendant lenders in a purported class action complaint seeking remedies related to the financing of watercraft by Second National Bank of Warren, a predecessor of Sky Bank. In the acquisition, Sky Financial assumed a portfolio of indirect boat loans originated through National Marine, Inc. The complaint alleges that

Note 24 Other Matters (continued)

defendants engaged in fraudulent activities in connection with the purchase, sale and financing of watercraft, and that defendant lenders failed to follow prudent banking practices in the purchase of commercial paper from National Marine. The complaint seeks injunctive and equitable relief, compensatory and punitive damages and other remedies on behalf of a class of borrowers. Sky Financial intends to vigorously defend against these claims, and believes that it has meritorious claims under certain insurance policies relating thereto. Sky Financial does not believe that the outcome of this proceeding is likely to have a materially adverse effect on the consolidated financial position or results of operations of Sky Financial.

In November 2004, Sky Financial filed a declaratory judgment action in Trumbull County (Case No.: 2004 CV 2779) and asserted jurisdiction of the class action in Trumbull County Common Pleas Court, which has jurisdiction over the Receiver and assets of National Marine. On January 4, 2005, an order was signed by the Erie County Court transferring venue to Trumbull County Common Pleas Court.

Sky Financial and its affiliates are, from time to time, involved in various lawsuits and claims, which arise in the normal course of business. Some of these proceedings seek relief or damages that are substantial, and in some instances are filed as class actions. Nonetheless, based upon the advice of counsel, management is of the opinion that any liabilities that may result from these lawsuits and claims will not have a material adverse effect on the consolidated financial condition or results of operations of Sky Financial.

Cash and Due from Banks

Sky Financial’s subsidiary bank is required to have cash on hand or on deposit with the Federal Reserve Bank to meet its regulatory reserve requirements. The reserve requirements at December 31, 2004 and 2003 was $59,421 and $36,495, respectively. These balances do not earn interest.

Treasury Shares

Included in treasury shares at December 31, 2004 and 2003 are 18 and 18, respectively, of shares held in rabbi trusts for certain employees of Sky Financial.

Note 25 Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2004
Total interest income	$149,021	$148,027	$178,772	$186,123
Net interest income	101,803	102,687	122,516	124,305
Provision for credit losses	6,665	11,020	8,360	11,615
Income from continuing operations	39,952	40,201	46,148	48,899
Income from discontinued operations	18,725	—	—	430
Net income(1)	58,677	40,201	46,148	49,329

Basic earnings per share:
Income from continuing operations	0.43	0.43	0.44	0.46
Income from discontinued operations	0.20	—	—	—
Net income	0.63	0.43	0.44	0.47
Diluted earnings per share:
Income from continuing operations	0.42	0.43	0.43	0.46
Income from discontinued operations	0.20	—	—	—
Net income	0.62	0.43	0.43	0.46

2003
Total interest income	$141,720	$150,229	$151,707	$150,407
Net interest income	90,370	97,021	100,803	103,049
Provision for credit losses	7,500	8,325	8,325	9,975
Income from continuing operations	35,834	36,822	40,439	39,585
Income from discontinued operations	236	687	1,131	1,883
Net income(2)	36,070	37,509	41,570	41,468

Basic earnings per share:
Income from continuing operations	0.43	0.45	0.41	0.41
Income from discontinued operations	0.02	0.01	0.01	—
Net income	0.45	0.46	0.42	0.41
Diluted earnings per share:
Income from continuing operations	0.43	0.44	0.41	0.41
Income from discontinued operations	0.02	0.01	0.01	—
Net income	0.45	0.46	0.42	0.41

(1)	The first, third and fourth quarters of 2004 reflect the impact of merger, integration and restructuring charges after tax of $225, $2,490 and $237, respectively.
(2)	The second and fourth quarter of 2003 reflect the impact of merger, integration and restructuring charges after tax of $2,265 and $710, respectively.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 26 Sale of Sky Financial Solutions, Inc. and Presentation as Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation and the consolidated financial statements for all periods presented have been reclassified to reflect this presentation. Sky Financial Solutions results of operations included revenues of $39,356, $32,969 and $23,516 and pre-tax net income (loss) of $29,503, $6,242 and $(6,686) for 2004, 2003 and 2002, respectively.

Sky Financial Solutions was sold to MBNA on March 31, 2004 for $84,716. The closing equity of Sky Financial Solutions was $50,242, resulting in an initial gain of $34,474. Sky Financial incurred an additional $3,234 in professional fees and other contractual obligations related to the transaction for a final calculated pre-tax gain of $31,240. Separately, Sky Financial recorded merger, integration and restructuring costs of $346 related primarily to employee costs. A separate asset transfer agreement included $115,975 in Sky Bank portfolio loans, which represent unique products offered by Sky Bank to accommodate Sky Financial Solution’s clients. These loans were sold to MBNA at par value.

The major classes of assets and liabilities included in the consolidated balance sheets as of December 31, 2003 are as follows:

2003
Assets
Cash and interest-earning deposits with financial institutions	$91,763
Net loans	763,408
Other assets	19,594

Total assets	$874,765

Liabilities
Debt	$799,990
Accrued interest payable and other liabilities	22,508

Total liabilities	$822,498

The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows or financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

During the fiscal years ended December 31, 2004 and December 31, 2003, there were no disagreements between Sky Financial and Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche LLP’s satisfaction, would have caused Deloitte & Touche LLP to make reference to the subject matter of the disagreement in connection with its reports on Sky Financial’s consolidated financial statements for such periods.

Crowe Chizek and Company LLC (“Crowe Chizek”), served as Sky Financial’s independent public accountants for the 2002 fiscal year. Crowe Chizek declined to be reappointed in order to provide Sky Financial various consulting and outsourcing services. Sky Financial’s Board of Directors, upon recommendation by the Audit Committee of the Board of Directors, approved the change in independent public accountants. The change in independent accountants was effective with the filing of the 2002 Annual Report on Form 10-K.

During the fiscal year ended December 31, 2002, there were no disagreements between Sky Financial and Crowe Chizek on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Crowe Chizek’s satisfaction, would have caused Crowe Chizek to make reference to the subject matter of the disagreement in connection with its reports on Sky Financial’s consolidated financial statements for such period.

Item 9A. Controls and Procedures

Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of December 31, 2004, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

Management’s Report on Internal Control Over Financial Reporting

The management of Sky Financial Group is responsible for establishing and maintaining adequate internal control over financial reporting. Sky Financial’s internal control over financial reporting is a process designed under the supervision of the company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Sky Financial’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control–Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2004, the company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 64.

Marty E. Adams	Kevin T. Thompson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sky Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated February 16, 2005 expressed an unqualified opinion on those financial statements.

Deloitte and Touche LLP

Cleveland, Ohio

February 16, 2005

Item 9B. Other Information

No changes in Sky Financial’s internal control over financial reporting have come to management’s attention that have materially affected, or are reasonably likely to materially affect, Sky Financial’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of Registrant

The information contained under the captions “Election of Directors,” “Beneficial Ownership of the Company’s Common Stock,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Sky Financial’s 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis and serves at the pleasure of the Board.

Executive Officer	Age	Position With Company or Subsidiary and Experience	Officer Since*
Marty E. Adams	52	Chairman, President and Chief Executive Officer of Sky Financial; formerly President and Chief Operating Officer of Sky Financial and President and Chief Executive Officer of Sky Bank	1977

Frank J. Koch	51	Executive Vice President and Senior Credit Officer of Sky Financial, and Senior Credit Officer of Sky Bank	1988

W. Granger Souder, Jr.	44	Executive Vice President, General Counsel and Secretary of Sky Financial and Secretary of Sky Bank	1989

Les Starr	53	Executive Vice President/Operations and Information Technology; formerly Senior Vice President and Director/Information Technology for Michigan National Bank.	2002

Kevin T. Thompson	51	Executive Vice President and Chief Financial Officer of Sky Financial and Treasurer of Sky Bank	1998

John F. Craven	51	Division Executive Vice President and Chief Operations Officer; formerly President, Textron Business Services, Inc.	2004

Perry C. Atwood	50	Senior Vice President, Director of Sales of Sky Financial; formerly Director of Sales of Sky Bank	2000

Phillip C. Clinard	55	Senior Vice President/Change Management Officer of Sky Financial; formerly Senior Vice President of Mid Am Bank.	1975

Thomas A. Sciorilli	57	Chief Human Resources Officer of Sky Financial; formerly Senior Vice President/Human Resources and Administration of Penn National Insurance.	2001

Curtis E. Shepherd	39	Senior Vice President/Marketing and Product Development of Sky Financial; formerly Executive Vice President, Retail and Marketing of Sky Bank–Ohio Bank Region; formerly Senior Vice President of Marketing of Ohio Bank	1997

Richard R. Hollington III	41	Regional President, Greater Cleveland Region; formerly Executive Vice President, Chief Executive Officer of Sky Trust and Corporate Director of Financial Services; formerly Senior Vice President/Integration Manager of Sky Financial	1996

Robert E. Morrison**	47	President and Chief Executive Officer of Sky Trust; formerly President and Chief Operating Officer of Sky Trust; formerly Senior Vice President with Key Corp.	2001

Christopher L. Whitford	40	Division Executive Vice President and Chief Technology Officer of Sky Financial; formerly Chief Technology Officer of Munder Capital Management	2002

*	Includes period in which executive officer was an officer of a subsidiary or acquired company.
**	Served in this capacity until February 17, 2005.

Item 11. Executive Compensation

The information contained under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” of Sky Financial’s 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions “Election of Directors,” “Beneficial Ownership of the Company’s Common Stock” and “Executive Compensation” of Sky Financial’s 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Certain Transactions and Relationships” of Sky Financial’s 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Audit Committee Report” of Sky Financial’s 2005 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

FORM 10-K EXHIBIT INDEX

Exhibit Number	Exhibit
3.1	Sky Financial’s Seventh Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3 of the Form 10-Q of Sky Financial for the quarterly period ended March 31, 2004 filed as of May 10, 2004)

3.2	Sky Financial’s Amended and Restated Code of Regulations (incorporated by reference from Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

4.1	Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference from Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference from Exhibit 4(d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial)

10.2	Sky Financial’s 1998 Stock Option Plan for Employees (incorporated by reference from Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial)

10.3	Sky Financial’s 2002 Stock Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.4	Sky Financial’s 2004 Restricted Stock Plan (incorporated by reference from Appendix B of the Proxy Statement of Sky Financial for 2004 Annual Meeting of Shareholders filed as of March 4, 2004)

10.5	Form of Indemnification Agreement between Sky Financial and individual directors and certain officers (incorporated by reference from Exhibits 99.1, 99.2 and 99.3 of Sky Financial’s Current Report on Form 8-K filed as of February 2, 2005)

10.6	Employment Agreement between Sky Financial and Marty E. Adams dated March 1, 2004 (incorporated by reference from Exhibit 10.1 of Form 10-Q of Sky Financial for the quarterly period ended June 30, 2004 filed August 5, 2004)

Exhibit Number	Exhibit
10.7	Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference from Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16, 1999)

10.8	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Les V. Starr. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.9	Sky Financial’s Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (effective January 1, 2004)

10.10	First Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing and 401(k) Plan (effective March 9, 2004)

10.11	Second Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (effective July 1, 2004)

10.12	Third Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (effective January 1, 2005)

10.13	Sky Financial’s Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)

10.14	Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.15	Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.16	Sixth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (Effective December 15, 2002)

10.17	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) – (incorporated by reference to Exhibit 10.21 from the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.18	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference from Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)

10.19	Second National Bank Defined Benefit Plan (Frozen)

10.20	Pennsylvania Capital Bank 401(k) Plan (Frozen)

11.1	Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Common Share” on page 49 of Sky Financial’s 2004 Annual Report on Form 10-K)

14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 from Registrant’s Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference)

20.1	Sky Financial’s Proxy Statement for its 2005 Annual Meeting (incorporated by reference from the information contained in Sky Financial’s 2005 Proxy Statement)

21.1	Subsidiaries of Sky Financial

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of Crowe Chizek and Company LLC

24.1	Power of Attorney

31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99.1	Report of Crowe Chizek and Company LLC for Year Ended December 31, 2002

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
February 18, 2005

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures
Marty E. Adams*	Thomas J. O’Shane*
Director/Chairman/President/CEO	Director
February 18, 2005	February 18, 2005

Kevin T. Thompson*	Gregory L. Ridler*
Executive Vice President/CFO	Director
February 18, 2005	February 18, 2005

George N. Chandler II*	Emerson J. Ross, Jr.*
Director	Director
February 18, 2005	February 18, 2005

Robert C. Duvall*	C. Gregory Spangler*
Director	Director
February 18, 2005	February 18, 2005

Marylouise Fennell*	Joseph N. Tosh II*
Director	Director
February 18, 2005	February 18, 2005

D. James Hilliker*	R. John Wean III*
Director	Director
February 18, 2005	February 18, 2005

Fred H. “Sam” Johnson III*
Director
February 18, 2005

Jonathan A. Levy*
Director
February 18, 2005

Gerard P. Mastroianni*
Director
February 18, 2005

*	The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above- named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Attorney-In-Fact