Form 10-Q
period 2005-03-31
SKY FINANCIAL GROUP INC
filed 2005-04-29
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 105,102,393 at April 22, 2005.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	March 31, 2005	December 31, 2004
Assets
Cash and due from banks	$217,333	$232,407
Interest-earning deposits with financial institutions	27,696	32,919
Loans held for sale	27,946	9,433
Securities available for sale	3,063,145	3,091,813

Total loans	10,662,957	10,616,118
Less allowance for loan and lease losses	(150,122)	(151,389)

Net loans	10,512,835	10,464,729

Premises and equipment, net	156,829	155,466
Goodwill	471,559	475,258
Core deposits and other intangibles, net	68,119	71,674
Accrued interest receivable and other assets	432,350	410,724

Total assets	$14,977,812	$14,944,423

Liabilities
Deposits
Non-interest bearing deposits	$1,557,454	$1,592,510
Interest-bearing deposits	8,883,838	8,759,081

Total deposits	10,441,292	10,351,591
Securities sold under repurchase agreements and federal funds purchased	942,150	1,041,361
Debt and Federal Home Loan Bank advances	1,855,620	1,735,282
Junior subordinated debentures owed to unconsolidated subsidiary trusts	188,326	189,558
Accrued interest payable and other liabilities	143,648	155,676

Total Liabilities	13,571,036	13,473,468

Shareholders’ Equity

Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 107,108 and 106,952 shares issued in 2005 and 2004	1,131,228	1,136,681
Retained earnings	351,681	343,541
Treasury stock; 1,356 and 113 shares in 2005 and 2004	(36,601)	(2,330)
Accumulated other comprehensive income (loss)	(39,532)	(6,937)

Total Shareholders’ Equity	1,406,776	1,470,955

Total Liabilities and Shareholders’ Equity	$14,977,812	$14,944,423

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2005	2004
Interest Income
Loans, including fees	$158,705	$123,093
Securities
Taxable	32,670	25,709
Non-taxable	51	119
Federal funds sold and other	168	100

Total interest income	191,594	149,021

Interest Expense
Deposits	44,304	32,322
Borrowed funds	23,283	14,896

Total interest expense	67,587	47,218

Net Interest Income	124,007	101,803
Provision for Credit Losses	30,823	6,665

Net interest income after provision for credit losses	93,184	95,138

Non-Interest Income
Brokerage and insurance commissions	16,630	14,308
Service charges and fees on deposit accounts	12,173	9,642
Trust services income	5,414	4,105
Mortgage banking income	5,755	5,445
Net securities gains	878	1,528
Other income	10,621	8,381

Total non-interest income	51,471	43,409

Non-Interest Expense
Salaries and employee benefits	52,348	44,198
Occupancy and equipment expense	17,604	12,874
Merger, integration and restructuring expense		346
Amortization expense	3,554	1,907
Other operating expense	24,776	19,178

Total non-interest expense	98,282	78,503

Income From Continuing Operations Before Income Taxes	46,373	60,044
Income Taxes From Continuing Operations	14,902	20,092

Income From Continuing Operations	31,471	39,952
Income From Discontinued Operations, net of tax of $10,116 for 2004	—	18,725

Net Income	$31,471	$58,677

Income From Continuing Operations per Common Share
Basic	$0.30	$0.43
Diluted	0.29	0.42
Income From Discontinued Operations per Common Share
Basic	—	0.20
Diluted	—	0.20
Income per Common Share
Basic	0.30	0.63
Diluted	0.29	0.62

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of

Changes in Shareholders’ Equity

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2005	2004
Balance at beginning of period	$1,470,955	$998,576

Comprehensive income (loss)
Net income	31,471	58,677
Other comprehensive income (loss)	(32,595)	15,190

Total comprehensive income (loss)	(1,124)	73,867

Common cash dividends	(23,330)	(19,548)
Shares issued for stock option exercises	2,231	5,625
Treasury shares repurchased	(37,785)	—
Common shares issued to acquire Spencer-Patterson	—	7,637
Other	(4,171)	—

Balance at end of period	$1,406,776	$1,066,157

Common cash dividend per share	$0.22	$0.21

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC. Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2005	2004
Operating Activities
Net cash provided from continuing operations	$31,450	$13,770
Net cash provided from discontinued operations	—	(3,560)

Net cash provided from operations	31,450	10,210

Investing Activities
Net (increase) decrease in interest bearing deposits in other banks	5,223	(6,243)
Securities available for sale:
Proceeds from maturities and payments	146,439	211,677
Proceeds from sales	7,355	49,477
Purchases	(174,408)	(341,946)
Proceeds from sales of non-mortgage loans	48,981	1,397
Net (increase) decrease in loans	(134,834)	84,690
Purchases of premises and equipment	(8,107)	(4,528)
Proceeds from sales of premises and equipment	1,313	187
Proceeds from sales of other real estate	4,561	1,790
Proceeds from sale of discontinued operations, net of cash sold	—	67,777

Net cash provided from (used for) investing activities from continuing operations	(103,477)	64,278
Net cash used for investing activities from discontinued operations	—	(26,126)

Net cash provided from (used for) investing activities	(103,477)	38,152

Financing Activities
Net increase in deposit accounts	90,790	255,813
Net decrease in federal funds and repurchase agreements	(98,969)	(63,104)
Net decrease in borrowings under bank lines of credit	—	(60,216)
Net increase (decrease) in short-term FHLB advances	120,000	(250,000)
Proceeds from issuance of debt and long-term FHLB advances	25,000	—
Repayment of debt and long-term FHLB advances	(20,818)	(12,056)
Cash dividends and fractional shares paid	(23,496)	(19,548)
Proceeds from issuance of common stock	2,231	5,625
Treasury stock repurchases	(37,785)	—

Net cash provided from (used for) financing activities from continuing operations	56,953	(143,486)
Net cash provided from financing activities from discontinued operations	—	31,129

Net cash provided from (used for) financing activities	56,953	(112,357)

Net decrease in cash and due from banks	(15,074)	(63,995)
Cash and due from banks at beginning of period	232,407	264,778

Cash and due from banks at end of period	$217,333	$200,783

Supplemental Disclosures

Interest paid	$65,607	$48,388
Income taxes paid	91,463	18,349
Non-cash transactions
Common shares issued to acquire Spencer-Patterson	—	7,637

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

The accounting and reporting policies followed by Sky Financial conform in all material respects to accounting principles generally accepted in the United States of America (US GAAP) and to general practices within the financial services industry. The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses and fair values of financial instruments and mortgage servicing rights are particularly subject to change.

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2005, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2004, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the sale of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised 2004) will be effective for the Company’s financial statements issued for the first fiscal year beginning after June 15, 2005. Sky Financial will adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is yet to be determined. See Note 2 for SFAS 123 pro forma disclosures.

In March 2004, the Financial Accounting Standards Board ratified the consensus reached by the Emerging Issues Task Force in Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (EITF 03-1). EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. In September 2004, the FASB issued FSP 03-1-1 which delayed the effective date for the measurement and recognition guidance contained in paragraphs 10–20 of Issue 03-1 due to additional proposed guidance. At March 31, 2005, gross unrealized losses on available for sale securities were $63,736. Sky Financial is continuing to evaluate the impact of EITF 03-1. The amount of other-than-temporary impairment to be recognized, if any, will be dependent on market conditions, management’s intent and ability to hold investments until a forecasted recovery, and the finalization of the proposed guidance by the FASB.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. SOP 03-3 is effective for loans and debt securities acquired in fiscal years beginning after December 15, 2004, with early application encouraged. Sky Financial adopted SOP 03-3 on January 1, 2005 and the impact was not material to Sky Financial’s financial condition, results of operations or cash flows as no loans were purchased in the first quarter of 2005.

2. Stock Based Compensation

Sky Financial applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. No stock-based employee compensation cost is reflected in net income for options, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three months ended March 31,
	2005	2004
Net income, as reported	$31,471	$58,677
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	92	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	844	630

Pro forma net income	$30,719	$58,047

Earnings per share:
Basic - as reported	$0.30	$0.63

Basic – pro forma	$0.29	$0.62

Diluted – as reported	$0.29	$0.62

Diluted – pro forma	$0.29	$0.62

Sky Financial adopted a restricted stock plan in 2004 and in the first quarter of 2005, 132,460 shares were issued under the plan. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. Compensation expense reflected in net income for restricted shares for the three months ended March 31, 2005 was $92.

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activities), of the 2004 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2004.

4. Mergers, Acquisitions and Divestitures

Community Banking

On December 22, 2004, Sky Financial announced an agreement to acquire Belmont Bancorp. (“Belmont”) and its wholly-owned subsidiary, Belmont National Bank, a $294 million commercial bank. Under the terms of the agreement, shareholders of Belmont will receive cash, shares of Sky Financial, or a combination thereof, based upon an election process to occur prior to closing. Cash consideration is valued at $6.15 per Belmont share and stock consideration is fixed at an exchange ratio of 0.219 shares of Sky Financial for each share of Belmont. The agreement further provides that, in the aggregate, 72.5% of the Belmont shares will be exchanged for Sky Financial common stock, with the remainder of Belmont shares exchanged for cash. The transaction is valued at $69.2 million, based upon Sky Financial’s closing stock price as of December 21, 2004. The transaction has received approval from the Federal Reserve System and is expected to close on June 1, 2005, subject to final Ohio Division of Financial Institutions’ regulatory approval and shareholder approval.

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

The total purchase cost for Second Bancorp and Prospect Bancshares has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at March 31, 2005, is preliminary.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Second Bancorp and Prospect occurred at the beginning of the first quarter 2004.

March 31, 2004
Net interest income	$115,909
Income from continuing operations	42,734
Earnings per share from continuing operations – Basic	0.44
Earnings per share from continuing operations – Diluted	0.44

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

All of the purchases completed in 2004 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation in the condensed consolidated financial statements. Sky Financial Solutions results of operations for the three months ended March 31, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at March 31, 2005 and December 31, 2004 are as follows:

March 31, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$204	$4	$—
U.S. government agencies and corporations	191,748	270	(3,643)
Obligations of state and political subdivisions	16,349	105	(10)
Corporate and other securities	45,876	1,326	(173)
Mortgage-backed securities	2,645,403	1,065	(58,960)

Total debt securities available for sale	2,899,580	2,770	(62,786)
Marketable equity securities	28,094	1,387	(950)
FHLB, FRB and Banker’s Bank Stock	135,471	—	—

Total securities available for sale	$3,063,145	$4,157	$(63,736)

December 31, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$207	$7	$—
U.S. government agencies and corporations	152,266	565	(1,068)
Obligations of state and political subdivisions	16,561	128	(12)
Corporate and other securities	51,699	1,776	(205)
Mortgage-backed securities	2,706,552	10,331	(23,200)

Total debt securities available for sale	2,927,285	12,807	(24,485)
Marketable equity securities	29,865	1,420	(78)
FHLB, FRB and Banker’s Bank Stock	134,663	—	—

Total securities available for sale	$3,091,813	$14,227	$(24,563)

Corporate and other securities include $11,705 in investment securities classified as non–performing during the third quarter of 2004. Sky Financial is not accruing income on these investments.

6. Loans

The loan portfolios are as follows:

	March 31, 2005	December 31, 2004
Real estate loans:
Construction	$859,276	$848,072
Residential mortgage	2,844,664	2,898,875
Non-residential mortgage	3,488,601	3,498,746
Commercial, financial and agricultural	2,672,559	2,562,738
Installment and credit card loans	797,857	807,687

Total loans	$10,662,957	$10,616,118

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	March 31, 2005	December 31, 2004
Non-accrual loans	$125,464	$143,207
Restructured loans	526	541

Total non-performing loans	$125,990	$143,748

Non-accrual loans include $33,876 of loans at March 31, 2005 that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2005	December 31, 2004
Borrowings under FHLB lines of credit	$1,689,928	$1,569,556
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	26,859	27,616
Due June 2027 at 10.20%	24,813	24,983
Due May 2030 at 9.34%	65,669	65,872
Due December 2031 at 9.00%	33,644	33,729
Due April 2033 5.32% (variable)	6,413	6,430
Due October 2033 at 5.02% (variable)	30,928	30,928
Capital lease obligation	692	726

Total borrowings	$2,043,946	$1,924,840

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2005	2004
Securities available for sale:
Unrealized securities gains (losses) arising during period	$(48,365)	$35,648
Reclassification adjustment for (gains) losses included in income	(878)	(1,528)

	(49,243)	34,120

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	86	(11,364)
Amounts reclassified to interest expense	—	616

	86	(10,748)

Minimum pension liability	(1,009)	—

Other comprehensive income (loss) before income taxes	(50,166)	23,372
Tax effect	17,571	(8,182)

Total other comprehensive income (loss)	$(32,595)	$15,190

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended March 31, 2005 and 2004, 374 and 31 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Numerator:
Income From Continuing Operations	$31,471	$39,952
Income From Discontinued Operations	—	18,725

Net income	$31,471	$58,677

Denominator:
Weighted-average common shares outstanding (basic)	106,330	92,957
Effect of non-vested restricted shares	65	—
Effect of stock options	1,196	1,269

Weighted-average common shares outstanding (diluted)	107,591	94,226

Earnings per share from Continuing Operations:
Basic	$0.30	$0.43
Diluted	0.29	0.42

Earnings per share from Discontinued Operations:
Basic	—	0.20
Diluted	—	0.20

Earnings per share:
Basic	$0.30	$0.63
Diluted	0.29	0.62

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2005, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Under the Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The Federal Reserve Board issued their final regulations on March 30, 2005 after evaluating whether that these capital securities will continue as Tier I capital as a result of their deconsolidation under generally accepted accounting principals. The Federal Reserve Board has determined these securities will continue to qualify as Tier I capital with specific limitations. The management of Sky Financial has evaluated these limitations and does not believe they will have a material effect on the company’s Tier I capital.

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,356,351	11.6%	$935,236	8.0%	$1,169,046	10.0%
Sky Bank	1,255,786	10.9	925,587	8.0	1,156,984	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,075,157	9.2%	$467,618	4.0%	$701,427	6.0%
Sky Bank	1,039,491	9.0	462,794	4.0	694,190	6.0

Tier 1 capital to average assets
Sky Financial	$1,075,157	7.5%	$575,925	4.0%	$719,906	5.0%
Sky Bank	1,039,491	7.3	570,034	4.0	712,543	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,386,672	11.7%	$946,057	8.0%	$1,182,571	10.0%
Sky Bank	1,247,822	10.8	920,487	8.0	1,150,608	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,096,089	9.3%	$473,028	4.0%	$709,542	6.0%
Sky Bank	1,027,903	8.9	460,243	4.0	690,365	6.0

Tier 1 capital to average assets
Sky Financial	$1,096,089	7.7%	$567,992	4.0%	$709,991	5.0%
Sky Bank	1,027,903	7.3	561,811	4.0	702,264	5.0

11. Goodwill and Intangible Assets

Goodwill at March 31, 2005 and December 31, 2004 was $471,559 and $475,258 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2004 and determined that goodwill was not impaired.

Net other intangible assets at March 31, 2005 and December 31, 2004 were $68,119 and $71,674, respectively. These assets consist primarily of core deposit intangibles and are being amortized in accordance with Sky Financial’s policy. Amortization expense on finite–lived intangible assets is expected to be $14,061, $13,010, $12,188, $11,266 and $8,700 in 2005, 2006, 2007, 2008, and 2009 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three months ended March 31, 2005 and 2004 is included in the following tables:

Three months ended March 31, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (loss)	$125,511	$58	$(1,562)	$124,007
Provision for credit losses	30,823	—	—	30,823

Net interest income (loss) after provision	94,688	58	(1,562)	93,184
Non-interest income	30,242	20,678	551	51,471
Non-interest expense	83,727	14,413	142	98,282

Income (loss) before income taxes	41,203	6,323	(1,153)	46,373
Income taxes	13,395	2,563	(1,056)	14,902

Net income (loss)	$27,808	$3,760	$(97)	$31,471

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	(4,096)	397	—	(3,699)

Goodwill at March 31, 2005	$424,406	$47,153	$—	$471,559

Average assets	$14,730,995	$83,635	$112,071	$14,926,701
Depreciation and amortization	8,511	182	365	9,058

Three months ended March 31, 2004	Community Banking	Financial Services Affiliates	Parent and Other	Total
Net interest income (loss)	$102,425	$166	$(788)	$101,803
Provision for credit losses	6,470	195	—	6,665

Net interest income (loss) after provision	95,955	(29)	(788)	95,138
Non-interest income	25,163	17,624	622	43,409
Non-interest expense	67,106	12,308	(911)	78,503

Income from continuing operations before income taxes	54,012	5,287	745	60,044
Income taxes from continuing operations	18,179	2,131	(218)	20,092

Net income from continuing operations	$35,833	$3,156	$963	$39,952

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	—	8,249	—	8,249

Goodwill at March 31, 2004	$152,214	$41,894	$—	$194,108

Average assets	$11,752,301	$89,212	$183,423	$12,024,936
Depreciation and amortization	5,289	239	189	5,717

13. Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities. Sky Financial uses derivative instruments, primarily interest rate swaps, to manage interest rate risk on certain liabilities by hedging the fair value of certain fixed-rate debt, which converts the debt to variable rates, and by hedging the cash flow variability associated with certain variable rate debt by converting the debt to fixed rates.

All of the derivative instruments and hedging relationships below have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under SFAS No. 133, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $215,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At March 31, 2005, Sky Financial had $3,500 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements.

The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements, FHLB advance agreements or commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangements are considered highly effective, changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

In 2003, Sky Financial acquired amortizing interest rate swaps to fix the rate on its $40,000 of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangements, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $54 and $55 in the first quarters of 2005 and 2004. No deferred gains or losses in accumulated other comprehensive income at March 31, 2005 are expected to be reclassified to earnings in 2005.

The following table presents the contract/notional and fair value amounts of all derivative transactions at March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$327,100	$2,509	$323,600	$8,912
Cash flow hedges	40,000	(732)	40,000	(1,186)
Interest rate caps	48,600	238	48,600	263

Derivative instruments	$415,700	$2,015	$412,200	$7,989

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the three months ended March 31, 2005:

	Employee Severance and Termination	Lease /Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2005	$2,504	$690	$130	$3,324

Cash payments and other adjustments	(1,289)	(25)	—	(1,314)

Balance as of March 31, 2005	$1,215	$665	$130	$2,010

Sky Financial recorded $346 ($225 after tax) of merger, integration and restructuring expense during the first quarter of 2004 associated with the sale of Sky Financial Solutions.

15. Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $33,876. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable. However, the entire portfolio has been placed on non-accrual status pending outcome of the litigation.

A schedule of significant commitments at March 31, 2005 follows:

Commitments to extend credit	$3,373,280
Standby letters of credit	322,940
Letters of credit	9,977

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2005 and 2004

Overview

Income from continuing operations for the first quarter of 2005 was $31,471 or $0.29 per diluted share, down from $39,952 or $0.42 per diluted share in the first quarter of 2004. Sky Financial’s results from continuing operations for the first quarter 2005 reflected higher credit losses, which totaled $30.8 million compared to $6.7 million in the first quarter 2004. These higher credit losses were partially offset by the impact of acquisitions and continued organic growth. Sky Financial expects credit losses to return to prior historical levels in future quarters and does not believe that the first quarter credit losses are indicative of any systemic credit issue.

For the first quarter 2005, net income for Sky Financial was $31,471, or $0.29 per diluted share, down from $58,677 or $0.62 per diluted share for the first quarter 2004. The first quarter 2004 net income was increased by the after-tax net income from discontinued operations of $18,725, or $0.20 per diluted share, which included a gain from Sky Financial’s sale of its dental finance unit as discussed further below.

For the first quarter 2005, net interest income increased $22,204 over the first quarter 2004, mainly due to the growth in assets attributable to organic growth and acquisitions, as the net interest margin remained stable from the prior year. With the expansion from acquisitions throughout 2004 and growth of fee-based businesses, non-interest income increased $8,062. The major components of the increase in non-interest income included a $2,531 increase in service charges and fees on deposit accounts and $2,322 increase in insurance commissions. The provision for credit losses increased $24,158, primarily due to higher net charge-offs, primarily from two large commercial credits and the sale of a group of non-performing consumer loans. Non-interest expenses increased for the first quarter 2005 by $19,779 over the first quarter 2004 mainly due to the acquisitions of Second Bancorp, Prospect Bancshares and two insurance agencies in 2004, along with the opening of six new financial centers over the last twelve months.

Sky Financial sold Sky Financial Solutions, its dental finance operation during the first quarter of 2004. The operating results of Sky Financial Solutions have been presented as income from discontinued operations for the first quarter of 2004. Income from discontinued operations, including the gain on the sale, resulted in earnings of $0.20 per diluted share ($.20 basic) during the first quarter of 2004.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended March 31, 2005 and 2004 are summarized in the table below.

	Net Income (Loss)
Quarter Ended March 31,	2005	2004
Community Banking	$27,808	$35,833
Financial Services Affiliates	3,760	3,156
Parent and Other	(97)	963

Consolidated Total	$31,471	$39,952

The lower community banking net income in the first quarter of 2005 as compared to the same period of the previous year is mainly due to higher credit losses, partially offset by the impact of acquisitions and organic growth. As the result, the first quarter 2005 reflects higher net interest income, but lower net interest income after provision. Increases in non-interest income over 2004 included service charges and fees on deposits, mortgage banking income and other income. These increases were partially offset by a decrease in gains on sales of securities and an increase in non-interest operating expenses. The efficiency ratio for the community banking segment was 51.18% for the first quarter of 2005 compared to 52.25% in the first quarter of 2004. The 2005 community banking results reflect a ROE of 8.54% and a ROA of ..83% compared to 14.87% and 1.23%, respectively, in the first quarter of 2004.

The financial service affiliates’ net income increased as compared to 2004 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year first quarter relate primarily to higher non-interest expenses retained by the parent.

Net Interest Income

Net interest income for the first quarter of 2005 was $124,007, an increase of $22,204 or 21.8% from $101,803 in the first quarter of 2004. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 22.7% from the first quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 22.4% over 2004’s volume during the same quarter, with organic growth contributing 8.0% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended March 31, 2005 and 2004 was 3.69%.

The following table reflects the components of Sky Financial’s net interest income for the three months ended March 31, 2005 and 2004. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$37,938	$168	1.80%	$33,800	$88	1.05%
Federal funds sold				5,165	12	0.96
Securities	3,054,277	33,537	4.45	2,449,138	26,679	4.38
Loans and loans held for sale	10,626,343	158,705	6.06	8,692,269	123,093	5.70

Total interest-earning assets	13,718,558	192,410	5.69	11,180,372	149,872	5.39

Assets of discontinued operations				864,778
Noninterest-earning assets	1,208,143			844,564

Total assets	$14,926,701			$12,889,714

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$1,447,753	1,058	0.30	$1,107,652	350	0.13
Savings deposits	2,779,210	9,973	1.46	2,689,994	6,373	0.95
Time deposits	4,631,719	33,273	2.91	3,650,512	25,600	2.82

Total interest-bearing deposits	8,858,682	44,304	2.03	7,448,158	32,322	1.75
Short-term borrowings	915,969	5,965	2.64	988,628	5,248	2.14
Junior Subordinated Debentures/ Trust Preferred Securities	189,725	2,732	5.84	164,859	2,016	4.92
Debt and FHLB advances	1,792,324	14,586	3.30	1,083,015	7,632	2.83

Total interest-bearing liabilities	11,756,700	67,587	2.33	9,684,660	47,218	1.96

Liabilities of discontinued operations				801,742
Noninterest-bearing liabilities	1,706,098			1,369,713
Shareholders’ equity	1,463,903			1,033,599

Total liabilities and equity	$14,926,701			$12,889,714

Net interest income (tax equivalent basis)		$124,823			$102,654

Net interest rate spread (tax equivalent basis)			3.36%			3.43%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.69%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $24,158 or 362% to $30,823 in the first quarter of 2005 compared to $6,665 in the first quarter of 2004. The higher provision for credit losses in the first quarter of 2005 was due to higher net charge-offs, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $31,748 or 1.21% (annualized) of average loans during the three months ended March 31, 2005, compared to $6,565 or 0.30% (annualized) for the same period in 2004. Sky Financial does not believe that the higher credit losses in the first quarter of 2005 are indicative of any systemic concern within its credit portfolio and believes that it’s ongoing performance in future quarters will reflect the benefits of Sky’s characteristically strong credit underwriting.

	March 31, 2005	December 31, 2004	March 31, 2004
Allowance for loan losses as a percentage of loans	1.41%	1.43%	1.46%
Allowance for loan losses as a percentage of non-performing loans	119.15%	105.32%	137.84%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $33,876 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in net securities gains. Non-interest income for the first quarter of 2005 was $51,471, an increase of $8,062 or 18.6% from $43,409 for the first quarter of 2004.

Non-interest income growth was most significant in service charges, which recorded revenues of $12,173 during the first quarter of 2005, an increase of $2,531 or 26.2% from the same period in 2004, reflecting deposit growth from acquisitions. Brokerage and insurance commissions for the first quarter of 2005 were $16,630, up $2,322 or 16.2% from the first quarter of 2004 due to both growth from acquisitions and increased sales. Trust services income for the first quarter of 2005 was $5,414, up $1,309 or 31.9% over the first quarter of 2004, primarily from acquisitions and organic growth. The assets under trust management have grown to $4,375 at March 31, 2005 from $3,506 at March 31, 2004.

Mortgage banking income was $5,755 during the first quarter of 2005, an increase of $310 or 5.7%, due primarily to a recovery of impairment charges offset by decreased volumes as compared to the same period of 2004. The components of mortgage banking income for the first quarter of 2005 and 2004 are as follows:

	March 31, 2005	March 31, 2004
Origination and sales revenue	$4,717	$5,695
Mortgage loan servicing income	3,788	2,989
Amortization expense	(3,577)	(3,061)
Impairment (charges) recoveries	827	(178)

Total	$5,755	$5,445

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Second Bancorp and Prospect Bancshares acquisitions. Non-interest expense for the first quarter of 2005 was $98,282, an increase of $19,779 or 25.2%, from $78,503 reported for the same quarter of 2004. Salary and other employee costs were $52,348, up $8,150 or 18.4% as compared to the first quarter of 2004 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $17,604, up $4,730 or 36.7% compared to the same period of 2004 and other operating expenses were $24,776, up $5,598 or 29.2% as compared to the first quarter of 2004, both due primarily to acquisitions. Merger, integration and restructuring charges of $346 were recognized in the first quarter of 2004 due to the sale of Sky Financial Solutions. The efficiency ratio was 55.75% for the first quarter of 2005, up from 53.75% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Income Taxes

The provision for income taxes for the first quarter of 2005 decreased $5,190 to $14,902 from $20,092 for the same period in 2004 due to lower pretax income. The effective tax rate for the three months ended March 31, 2005 was 32.1% as compared to 33.5% for the same period in 2004. The decrease in the effective rate was mainly due to lower pretax earnings in 2005 which allowed permanent differences to have a greater impact on the reduction of the effective rate from the statutory rate.

Balance Sheet

At March 31, 2005, total assets were $14,977,812, an increase, of $33,389 from December 31, 2004, due primarily to an increase in loans of $48,106, an increase in loans held for sale of $18,513, due to the timing of mortgage loan sales and an increase in other assets and intangibles of $15,735, due to net changes in interest receivable and various other asset accounts. The increases were partially offset by decreases in securities available for sale of $28,668 and cash and interest bearing deposits of $20,297.

The net growth in assets was funded primarily by growth in total deposits, up $89,701, due to organic growth. Debt increased $19,895, due to increases on FHLB advances, partially offset by payments on repurchase agreements and federal funds purchased.

Shareholders’ equity totaled $1,406,776 at March 31, 2005, decreasing $64,178 from December 31, 2004. Common stock decreased $5,452, due to a correction of shares issued for an acquisition partially offset by stock option exercises. Treasury stock increased by $34,271, due mainly to the repurchase of shares during the quarter. Net retained earnings (net income less cash dividends) at March 31, 2005 totaled $351,681 as compared to $343,541 December 31, 2004. The increase is due to the net income for the quarter, less dividends paid. Accumulated other comprehensive income (loss) decreased by $32,595, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31, 2005	December 31, 2004	March 31, 2004
Non-accrual loans	$125,464	$143,207	$90,132
Restructured loans	526	541	585

Total non-performing loans	125,990	143,748	90,717
Other real estate owned	11,854	10,055	10,775
Non-performing investments	11,705	11,705	—

Total non-performing assets	$149,549	$165,508	$101,492

Loans 90 days or more past due and still accruing interest	$26,885	$16,243	$26,039

Non-performing loans to total loans	1.18%	1.35%	1.06%
Non-performing assets to total loans plus other real estate owned	1.40	1.56	1.19
Allowance for loan losses to total non-performing loans	119.15	105.32	137.84
Loans 90 days or more past due and not on non-accrual to total loans	.25	.15	.30

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $143,004 and $159,157 at March 31, 2005 and December 31, 2004, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the quarter ended March 31, 2005, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $2,480. The amount actually collected and recorded, as interest income for these loans, was $89.

Included in non–accrual loans are $33,876 at March 31, 2005 and $34,400 at December 31, 2004 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

$11,705 in investment securities were classified as non–performing during the third quarter of 2004. Sky Financial is not accruing income on these securities

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2005	2004
Balance of allowance at beginning of period	$151,389	$124,943

Loans charged-off:
Real estate	(9,750)	(1,850)
Commercial and agricultural	(18,256)	(1,934)
Installment and credit card	(5,768)	(4,523)
Other loans	(113)	(41)

Total loans charged-off	(33,887)	(8,348)

Recoveries
Real estate	294	388
Commercial and agricultural	333	212
Installment and credit card	1,393	1,183
Other loans	119	—

Total recoveries	2,139	1,783

Net loans charged-off	(31,748)	(6,565)
Provision for credit losses	30,823	6,665
Transfer to allowance for unfunded commitments and letters of credit	(342)	—

Balance of allowance at end of period	$150,122	$125,043

Ratio of net charge-offs to average loans outstanding	1.21%	0.30%

At March 31, 2005, an allowance for unfunded commitments and letters of credit of $342 was included in accrued interest payable and other liabilities.

Sky Financial maintains an allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance.

The general allowance is determined by applying estimated loss factors to the credit exposures from outstanding loans. For construction, commercial and commercial real estate loans, loss factors are applied based on internal risk grades of these loans. For residential real estate, installment, credit card and other loans, loss factors are applied on a portfolio basis. Loss factors are based on Sky Financial’s historical loss experience and are reviewed for revision by management and the board of directors on a quarterly basis, along with other factors affecting the collectibility of the loan portfolio.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of March 31, 2005 and December 31, 2004 (certain amounts from prior year have been reclassified to conform to current year presentation).

	March 31, 2005	December 31, 2004
Specific:
Real estate	$2,774	$3,860
Commercial, financial and agricultural	6,215	4,054

Sub-total	8,989	7,914
General
Construction	4,724	4,720
Real estate	55,776	55,332
Commercial, financial and agricultural	44,410	46,441
Installment and credit card	25,791	26,437

Sub-total	130,701	132,930

Total allocated	139,690	140,844
Unallocated	10,432	10,545

Total	$150,122	$151,389

The following table gives the percent of loans in each category to total loans:

	March 31, 2005	December 31, 2004
Construction	8.0%	8.0%
Real estate	59.4	60.3
Commercial, financial and agricultural	25.1	24.1
Installment and credit card	7.5	7.6

Total	100.0%	100.0%

Discontinued Operations

Net income from discontinued operations was $18,725 during the first quarter of 2004 due primarily to the gain recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows, or financial position.

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of March 31, 2005, a total of $2,620,959 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial expects that a significant portion of the scheduled maturities will be retained throughout 2005 and into the first quarter of 2006. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2005, securities and other short term investments with maturities of one year or less totaled $1,432. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $571,877 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2005, the banking subsidiary had total credit availability with the FHLB of $1,983,629 of which it had outstanding borrowings of $1,689,928.

During 2004, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $100,000 through May 27, 2005. Management intends to renegotiate this agreement for substantially similar terms during the second quarter of 2005.

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

A schedule of significant commitments at March 31, 2005 follows:

Commitments to extend credit	$3,373,280
Standby letters of credit	322,940
Letters of credit	9,977

During September 2004, Sky Financial’s Board of Directors authorized the company to repurchase up to two million shares of common stock in the open market for a twelve month period. Sky Financial has purchased 1,372,000 and 1,440,000 shares for the quarter to date and authorization to date at March 31, 2005 respectively.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $152,975 at March 31, 2005.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At March 31, 2005, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a positive 107.8% for six months and a neutral to slightly negative 99.7% for one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at March 31, 2005 and December 31, 2004. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 and 200 basis points. Down 300 basis points was not measured due to the low probability of such a decline.

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

	March 31, 2005	ALCO Max	Guidelines Min
Six Month	107.8%	125%	95%
Twelve Month	99.7%	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	March 31, 2005	December 31, 2004	ALCO Guidelines
One Year Net Interest
Income Change
+300 Basis points	3.5%	3.3%	—%
+200 Basis points	2.5	2.6	(10.0)
+100 Basis points	1.5	1.4	(5.0)
-100 Basis points	(2.5)	(2.3)	(5.0)
-200 Basis points	(8.9)	N/A	(10.0)

Economic Value of Equity
+300 Basis points	(15.6)	(14.6)	—
+200 Basis points	(9.8)	(8.7)	(15.0)
+100 Basis points	(4.4)	(3.8)	(10.0)
-100 Basis points	2.1	1.1	(10.0)
-200 Basis points	1.2	N/A	(15.0)

The projected volatility of net interest income and the economic value of equity at March 31, 2005 and December 31, 2004 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At March 31, 2005, the fair values of Sky Financial’s derivative arrangements aggregated $2,015 on contracts with notional amounts of $415,700.

Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of March 31, 2005, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

Changes in Internal Control over Financial Reporting

There have not been any changes in Sky Financial’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during Sky Financial’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Sky Financial’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, and Second National Bank of Warren, which was merged with Sky Bank on July 2, 2004, each provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a current outstanding balance of $33.9 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

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

Scott M. Lukouski, et. al. vs. National Marine, Inc., Sky Financial Group, Inc., et. al., Case No. 2004 CV 2779 (Court of Common Pleas, Trumbull County, Ohio)

In October, 2004, Sky Financial was one of the named defendant lenders in a purported class action complaint seeking remedies related to the financing of watercraft by Second National Bank of Warren, a predecessor of Sky Bank. In the acquisition, Sky Financial assumed a portfolio of indirect boat loans originated through National Marine, Inc. The complaint alleges that defendants engaged in fraudulent activities in connection with the purchase, sale and financing of watercraft, and that defendant lenders failed to follow prudent banking practices in the purchase of commercial paper from National Marine. The complaint seeks injunctive and equitable relief, compensatory and punitive damages, and other remedies on behalf of a class of borrowers. Sky Financial intends to vigorously defend against these claims, and believes that it has meritorious claims under certain insurance policies relating thereto. Sky Financial does not believe that the outcome of this proceeding is likely to have a materially adverse effect on the consolidated financial position or results of operations of Sky Financial.

In November, 2004, Sky Financial filed a declaratory judgment action in Trumbull County (Case No.: 2004 CV 2779) and asserted jurisdiction of the class action in Trumbull County Common Pleas Court, which has jurisdiction over the Receiver and assets of National Marine. On January 4, 2005, an order was signed by the Erie County Court transferring venue to Trumbull County Common Pleas Court.

Sky Financial is working toward a settlement in principle with the 14 plaintiffs in the class action. The terms of each settlement proposal vary, and are specific to the individual facts applicable to each plaintiff. Sky intends to make insurance claims for any amounts paid under said settlements. In addition, plaintiffs’ counsels would agree to assign to Sky those claims they have against National Marine in consideration for these amounts (which will likely be the subject of litigation between Sky and National Marine). Proof of, liability for, and recoverability of consequential damages remains a controversy between the parties. Cincinnati Insurance Company has authorized Sky to enter into settlements, but has reserved rights with respect to liability.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 20, 2005, ballot totals for the election of five (5) Class I Directors to serve a three-year term until the Annual Meeting of Shareholders in 2008 were as follows:

Class I Directors Term Expires 2008	FOR	WITHHELD
Marty E. Adams	83,977,012	1,408,131
Marylouise Fennell	83,917,016	1,468,127
Jonathan A. Levy	84,127,950	1,257,193
Thomas J. O’Shane	83,119,615	2,265,528
C. Gregory Spangler	83,692,385	1,692,758

Total shares voted were 85,385,143 or 75.60% of the outstanding shares.

The following incumbent Class II and Class III Directors who were not nominees for election at the April 20, 2005 Annual Meeting were as follows:

George N. Chandler, II

Robert C. Duvall

D. James Hilliker

Fred H. Johnson, III

Gerard P. Mastroianni

Gregory L. Ridler

Emerson J. Ross, Jr.

Joseph N. Tosh, II

R. John Wean, III

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2005.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer.

(32.2)*	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

On January 3, 2005, the registrant filed a current report on Form 8-K dated December 31, 2004, announcing the retirement of James C. McBane from its Board of Directors, effective December 31, 2004.

On January 25, 2005, the registrant filed a current report on Form 8-K dated January 25, 2005, announcing its earnings for the three-month and annual periods ended December 31, 2004.

On February 2, 2005, the registrant filed a current report on Form 8-K dated February 2, 2005, announcing that it had entered into Indemnification Agreements with members of the Board of Directors of Sky Financial Group, Inc. and certain of its affiliates, as well as certain officers of Sky Financial Group, Inc. and its affiliates.

On March 1, 2005, the registrant filed a current report on Form 8-K dated March 1, 2005, announcing that on March 1, 2005, Marty Adams, Chairman, President and Chief Executive Officer and Kevin Thompson, Chief Financial Officer, presented at the 2005 Midwest Super-Community Bank Conference in Chicago, Illinois.

On March 18, 2005, the registrant filed a current report on Form 8-K dated March 18, 2005, announcing that it had issued a press release revising First Quarter guidance of its earnings for the three-month period ending March 31, 2005.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: April 29, 2005

SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2005.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer.

(32.2)*	Section 1350 Certification of Chief Financial Officer.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.