Form 10-Q
period 2005-06-30
SKY FINANCIAL GROUP INC
filed 2005-08-01
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 107,230,585 at July 22, 2005.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	June 30, 2005	December 31, 2004
Assets
Cash and due from banks	$284,906	$232,407
Interest-earning deposits with financial institutions	19,245	32,919
Loans held for sale	14,979	9,433
Securities available for sale	3,056,836	3,091,813

Total loans	10,821,336	10,616,118
Less allowance for loan and lease losses	(152,543)	(151,389)

Net loans	10,668,793	10,464,729

Premises and equipment, net	167,132	155,466
Goodwill	505,344	475,258
Core deposits and other intangibles, net	71,664	71,674
Accrued interest receivable and other assets	431,602	410,724

Total assets	$15,220,501	$14,944,423

Liabilities
Deposits
Non-interest bearing deposits	$1,689,340	$1,592,510
Interest-bearing deposits	8,920,127	8,759,081

Total deposits	10,609,467	10,351,591
Securities sold under repurchase agreements and federal funds purchased	845,146	1,041,361
Debt and Federal Home Loan Bank advances	1,919,715	1,735,282
Junior subordinated debentures owed to unconsolidated subsidiary trusts	190,491	189,558
Accrued interest payable and other liabilities	159,259	155,676

Total Liabilities	13,724,078	13,473,468

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 109,079 and 106,952 shares issued in 2005 and 2004	1,186,983	1,136,681
Retained earnings	377,152	343,541
Treasury stock; 1,896 and 113 shares in 2005 and 2004	(51,223)	(2,330)
Accumulated other comprehensive loss	(16,489)	(6,937)

Total Shareholders’ Equity	1,496,423	1,470,955

Total Liabilities and Shareholders’ Equity	$15,220,501	$14,944,423

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars and shares in thousands, except per share data)	2005	2004	2005	2004
Interest Income
Loans, including fees	$169,417	$121,404	$328,122	$244,497
Securities
Taxable	33,374	26,453	66,043	52,161
Non-taxable	63	82	115	201
Federal funds sold and other	175	88	343	189

Total interest income	203,029	148,027	394,623	297,048

Interest Expense
Deposits	48,667	31,779	92,970	64,101
Borrowed funds	26,362	13,561	49,646	28,457

Total interest expense	75,029	45,340	142,616	92,558

Net Interest Income	128,000	102,687	252,007	204,490
Provision for Credit Losses	5,894	11,020	36,717	17,685

Net interest income after provision for credit losses	122,106	91,667	215,290	186,805

Non-Interest Income
Brokerage and insurance commissions	14,127	13,451	30,758	27,759
Service charges and fees on deposit accounts	14,033	11,107	26,205	20,749
Trust services income	5,395	4,101	10,809	8,206
Mortgage banking income	5,923	6,879	11,679	12,324
Net securities gains	1,084	2,877	1,962	4,405
Other income	10,954	11,194	21,575	19,575

Total non-interest income	51,516	49,609	102,988	93,018

Non-Interest Expense
Salaries and employee benefits	53,619	44,190	105,967	88,838
Occupancy and equipment expense	16,835	13,436	34,439	26,310
Merger, integration and restructuring expense	1,031	—	1,031	346
Amortization expense	3,610	1,943	7,164	3,850
Other operating expense	25,898	22,729	50,675	41,457

Total non-interest expense	100,993	82,298	199,276	160,801

Income From Continuing Operations Before Income Taxes	72,629	58,978	119,002	119,022
Income Taxes From Continuing Operations	24,154	18,777	39,056	38,869

Income From Continuing Operations	48,475	40,201	79,946	80,153

Income From Discontinued Operations, net of tax of $10,116 for the six months ended 2004	—	—	—	18,725

Net Income	$48,475	$40,201	$79,946	$98,878

Income From Continuing Operations per Common Share
Basic	$0.46	$0.43	$0.75	$0.86
Diluted	0.45	0.43	0.75	0.85
Income From Discontinued Operations per Common Share
Basic	—	—	—	0.20
Diluted	—	—	—	0.20
Income per Common Share
Basic	0.46	0.43	0.75	1.06
Diluted	0.45	0.43	0.75	1.05

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Balance at beginning of period	$1,406,776	$1,066,157	$1,470,955	$998,576

Comprehensive income Net income	48,475	40,201	79,946	98,878
Other comprehensive income (loss)	23,043	(58,243)	(9,552)	(43,050)

Total comprehensive income (loss)	71,518	(18,042)	70,394	55,828

Common cash dividends	(23,166)	(19,602)	(46,496)	(39,150)
Shares issued for stock option exercises	5,310	7,137	7,541	12,759
Treasury shares repurchased	(14,622)		(52,407)
Restricted stock compensation	409		501
Common shares issued to acquire Belmont Bancorp	49,609		49,609
Common shares issued to acquire Spencer-Patterson	—	—	—	7,637
Common shares issued to acquire EOB, Inc.	336	4,558	336	4,558
Other items	253	—	(4,010)	—

Balance at end of period	$1,496,423	$1,040,208	$1,496,423	$1,040,208

Common cash dividend per share	$.22	$.21	$.44	$.42

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands, except share data)	2005	2004
Operating Activities
Net cash provided from continuing operations	$110,420	$98,257
Net cash used for discontinued operations	—	(3,560)

Net cash provided from operations	110,420	94,697

Investing Activities
Net (increase) decrease in interest bearing deposits in other banks	13,674	(4,292)
Net decrease in federal funds sold	13,480
Securities available for sale:
Proceeds from maturities and payments	298,575	434,599
Proceeds from sales	114,501	112,054
Purchases	(298,933)	(643,003)
Proceeds from sales of non-mortgage loans	119,685	14,838
Net increase in loans	(210,572)	(184,664)
Purchases of premises and equipment	(16,100)	(2,251)
Proceeds from sales of premises and equipment	1,961	187
Proceeds from sales of other real estate	8,743	1,790
Net cash paid for acquisitions	(5,301)
Proceeds from sale of discontinued operations, net of cash sold	—	71,441

Net cash provided from (used for) investing activities from continuing operations	39,713	(199,301)
Net cash used for investing activities from discontinued operations	—	(26,126)

Net cash provided from (used for) investing activities	39,713	(225,427)

Financing Activities
Net increase in deposit accounts	30,744	266,668
Net decrease in federal funds and repurchase agreements	(196,241)	(150,158)
Net decrease in borrowings under bank lines of credit	—	(60,216)
Net increase (decrease) in short-term FHLB advances	200,000	(125,000)
Proceeds from issuance of debt and long-term FHLB advances	85,000	199,022
Repayment of debt and long-term FHLB advances	(125,457)	(45,847)
Cash dividends and fractional shares paid	(46,814)	(39,150)
Proceeds from issuance of common stock	7,541	12,759
Treasury stock repurchases	(52,407)	—

Net cash provided from (used for) financing activities from continuing operations	(97,634)	58,078
Net cash provided from financing activities from discontinued operations	—	31,129

Net cash provided from (used for) financing activities	(97,634)	89,207

Net increase (decrease) in cash and due from banks	52,499	(41,523)
Cash and due from banks at beginning of period	232,407	264,778

Cash and due from banks at end of period	$284,906	$223,255

Supplemental Disclosures
Interest paid	$142,914	$90,804
Income taxes paid	43,058	16,300
Non-cash transactions
Common shares issued to acquire Belmont Bancorp	49,609	—
Common shares issued to acquire Spencer-Patterson.	—	7,637
Common shares issued to acquire EOB, Inc.	336	4,558

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2005, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2004, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the sale of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised 2004) will be effective for the Company’s financial statements issued for the first fiscal year beginning after June 15, 2005. Sky Financial currently plans to adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is yet to be determined. See Note 2 for SFAS 123 pro forma disclosures.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan and lease losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. Sky Financial adopted SOP 03-3 on January 1, 2005 and the impact was not material to Sky Financials statement of position or results of operations.

2. Stock Based Compensation

Sky Financial applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. No stock-based employee compensation cost is reflected in net income for options, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant. Sky Financial adopted a restricted stock plan in 2004 and in the first quarter of 2005, 132,460 shares were issued under the plan. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. Compensation expense reflected in net income for restricted shares for the three and six months ended June 30, 2005 was $234 ($409 pre- tax) and $326 ($501 pre-tax) respectively.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$48,475	$40,201	$79,946	$98,878
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	234		326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	923	630	1,767	1,260

Pro forma net income	$47,786	$39,571	$78,505	$97,618

Earnings per share:
Basic - as reported	$0.46	$0.43	$0.75	$1.06

Basic – pro forma	$0.45	$0.42	$0.74	$1.05

Diluted – as reported	$0.45	$0.43	$0.75	$1.05

Diluted – pro forma	$0.44	$0.42	$0.73	$1.04

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with U.S. GAAP and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activities), of the 2004 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2004.

4. Mergers, Acquisitions and Divestitures

Community Banking

Falls Bank

On June 21, 2005, Sky Financial announced the execution of a definitive agreement to acquire Falls Bank, an $83.6 million bank that operates two full-service branches in the Akron, Ohio market.

Under the terms of the agreement, shareholders of Falls Bank will be entitled to elect to receive cash, shares of Sky Financial Group, or a combination thereof. Cash consideration is valued at $17.50 per Falls Bank share and stock consideration will be set to give a value of $17.50 per Falls Bank share based on the average market price of Sky Financial for a specified period just prior to the completion of the acquisition. The agreement further provides that, in the aggregate, 81% of the Falls Bank shares will be exchanged for Sky Financial common stock, with the remainder of Falls Bank shares exchanged for cash.

The transaction is valued at $12.8 million. Sky Financial and Falls Bank anticipate that the transaction will be completed early in the fourth quarter of 2005, pending regulatory approvals, the approval of the shareholders of Falls Bank and completion of other customary closing conditions. Sky Financial anticipates that Falls Bank will be combined with Sky Bank, its commercial banking affiliate, by the end of the year.

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont has offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia and expands Sky Financial’s community banking business further into these markets.

The total purchase cost for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005, is preliminary.

Prospect Bancshares

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

The total purchase cost for Prospect has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at June 30, 2005, is preliminary.

Second Bancorp

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

The total purchase cost for Second Bancorp has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.

Pro Forma Results

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Belmont had occurred at the beginning of 2005 and the acquisitions of Belmont, Prospect and Second Bancorp had occurred at the beginning of 2004.

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net interest income	$129,705	$118,901	$256,231	$237,070
Income from continuing operations	47,608	18,863	79,602	62,192
Earnings per share from continuing operations – Basic	0.44	0.17	0.74	0.58
Earnings per share from continuing operations – Diluted	0.44	0.17	0.73	0.57

The pro forma results for Belmont include approximately $800 of merger costs recorded by Belmont in the second quarter of 2005

The pro forma information includes impairment charges related to Second’s marine portfolio of $19.1 million ($12.4 million after tax) as well as merger costs of approximately $16 million ($10.4 million after tax) recorded by Second in the second quarter of 2004.

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

All of the purchases completed in 2004 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. Disclosure of pro forma results of the acquisitions of the financial services affiliates are immaterial to Sky Financial’s condensed consolidated financial statements.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation in the condensed consolidated financial statements. Sky Financial Solutions results of operations for the six months ended June 30, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at June 30, 2005 and December 31, 2004 are as follows:

June 30, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$303	$5	$—
U.S. government agencies and corporations	194,285	857	(1,763)
Obligations of state and political subdivisions	19,091	155	(4)
Corporate and other securities	38,674	860	(146)
Mortgage-backed securities	2,633,896	4,353	(28,128)

Total debt securities available for sale	2,886,249	6,230	(30,041)
Marketable equity securities	29,261	994	(1,121)
FHLB, FRB and Banker’s Bank Stock	141,326	—	—

Total securities available for sale	$3,056,836	$7,224	$(31,162)

December 31, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$207	$7	$—
U.S. government agencies and corporations	152,266	565	(1,068)
Obligations of state and political subdivisions	16,561	128	(12)
Corporate and other securities	51,699	1,776	(205)
Mortgage-backed securities	2,706,552	10,331	(23,200)

Total debt securities available for sale	2,927,285	12,807	(24,485)
Marketable equity securities	29,865	1,420	(78)
FHLB, FRB and Banker’s Bank Stock	134,663	—	—

Total securities available for sale	$3,091,813	$14,227	$(24,563)

Corporate and other securities include $10,396 and $11,705 in investment securities classified as non-performing at June 30, 2005 and December 31, 2004, respectively. Sky Financial is not accruing income on these investments.

6. Loans

The loan portfolios are as follows:

	June 30, 2005	December 31, 2004
Real estate loans:
Construction	$929,077	$848,072
Residential mortgage	2,920,133	2,898,875
Non-residential mortgage	3,487,409	3,498,746
Commercial, financial and agricultural	2,715,880	2,562,738
Installment and credit card loans	768,837	807,687

Total loans	$10,821,336	$10,616,118

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	June 30, 2005	December 31, 2004
Non-accrual loans	$126,537	$143,207
Restructured loans	516	541

Total non-performing loans	$127,053	$143,748

Non-accrual loans include $30,097 of loans at June 30, 2005 that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

In conjunction with the Belmont acquisition on June 1, 2005, Sky Financial acquired loans approximating $165,018. Belmont’s allowance for loan losses at the acquisition date of June 1, 2005 was approximately $2,694. Sky Financial applied the guidance required under SOP 03-3 and determined that certain loans acquired in the Belmont acquisition had evidence of deterioration of credit quality since origination and it was probable that all contractual required payments would not be collected on these loans. Sky Financial determined that eleven loans with a book value totaling approximately $1,960 and with a fair value of $1,627 were within the guidelines set forth under SOP 03-3. These loans have been recorded by Sky Financial at their fair value and the allowance for loan losses was reduced by $333. Accordingly, Sky Financial recorded $2,361 of allowance for loan losses on loans not subject to SOP 03-3.

During the one month ended June 30, 2005, Sky Financial did not increase the allowance for loan losses for the loans subject to SOP 03-3. No adjustments were necessary to the allowance for loans subject to SOP 03-3 during the one month ended June 30, 2005.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2005	December 31, 2004
Borrowings under FHLB lines of credit	$1,752,937	$1,569,556
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	27,390	27,616
Due June 2027 at 10.20%	25,306	24,983
Due May 2030 at 9.34%	66,917	65,872
Due December 2031 at 9.00%	33,556	33,729
Due April 2033 5.32% (variable)	6,394	6,430
Due October 2033 at 5.02% (variable)	30,928	30,928
Capital lease obligation	657	726
Other short-term borrowings	1,121	—

Total borrowings	$2,110,206	$1,924,840

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Securities available for sale:
Unrealized securities gains (losses) arising during period	$36,725	$(82,061)	$(11,640)	$(46,413)
Reclassification adjustment for (gains) losses included in income	(1,084)	(2,877)	(1,962)	(4,405)

	35,641	(84,938)	(13,602)	(50,818)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	(211)	(4,667)	(125)	(16,031)
Amounts reclassified to interest expense	—	—	—	616

	(211)	(4,667)	(125)	(15,415)

Minimum pension liability	—	—	(1,009)	—

Other comprehensive income (loss) before income taxes	35,430	(89,605)	(14,736)	(66,233)
Tax effect	(12,387)	31,362	5,184	23,183

Total other comprehensive income (loss)	$23,043	$(58,243)	$(9,552)	$(43,050)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended June 30, 2005 and 2004, 733 and 1,402 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2005 and 2004, 553 and 50 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Income From Continuing Operations	$48,475	$40,201	$79,946	$80,153
Income From Discontinued Operations	—	—	—	18,725

Net income	$48,475	$40,201	$79,946	$98,878

Denominator:
Weighted-average common shares outstanding (basic)	105,752	93,322	106,040	93,140
Effect of non-vested restricted shares	10	—	6	—
Effect of stock options	1,126	992	1,159	1,134

Weighted-average common shares outstanding (diluted)	106,888	94,314	107,205	94,274

Earnings per share from Continuing Operations:
Basic	$0.46	$0.43	$0.75	$0.86
Diluted	0.45	0.43	0.75	0.85

Earnings per share from Discontinued Operations:
Basic	—	—	—	0.20
Diluted	—	—	—	0.20

Earnings per share:
Basic	$0.46	$0.43	$0.75	$1.06
Diluted	0.45	0.43	0.75	1.05

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2005, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Under the Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The Federal Reserve Board issued their final regulations on March 30, 2005 after evaluating whether these capital securities will continue as Tier I capital as a result of their deconsolidation under generally accepted accounting principals. The Federal Reserve Board has determined that these securities will continue to qualify as Tier I capital with specific limitations. The management of Sky Financial has evaluated these limitations and does not believe they will have a material effect on the company’s Tier I capital.

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,394,360	11.4%	$980,740	8.0%	$1,225,926	10.0%
Sky Bank	1,310,827	11.0	954,489	8.0	1,193,111	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,106,458	9.0%	$490,370	4.0%	$735,555	6.0%
Sky Bank	1,090,042	9.1	477,244	4.0	715,866	6.0

Tier 1 capital to average assets
Sky Financial	$1,106,458	7.6%	$582,177	4.0%	$727,721	5.0%
Sky Bank	1,090,042	7.6	576,308	4.0	720,385	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,386,672	11.7%	$946,057	8.0%	$1,182,571	10.0%
Sky Bank	1,247,822	10.8	920,487	8.0	1,150,608	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,096,089	9.3%	$473,028	4.0%	$709,542	6.0%
Sky Bank	1,027,903	8.9	460,243	4.0	690,365	6.0

Tier 1 capital to average assets
Sky Financial	$1,096,089	7.7%	$567,992	4.0%	$709,991	5.0%
Sky Bank	1,027,903	7.3	561,811	4.0	702,264	5.0

11. Goodwill and Intangible Assets

Goodwill at June 30, 2005 and December 31, 2004 was $505,344 and $475,258 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2005 and determined that goodwill was not impaired. During the second quarter of 2005, approximately $33,609 of goodwill was recorded for the acquisition of Belmont. As this amount was based on preliminary allocation of the Belmont assets and liabilities, it is subject to change as the purchase price allocation is finalized.

Net other intangible assets at June 30, 2005 and December 31, 2004 were $71,664 and $71,674, respectively. These assets consist primarily of core deposit intangibles and are being amortized in accordance with Sky Financial’s policy. Amortization expense on finite-lived intangible assets is expected to be $15,001, $14,459, $13,432, $12,304 and $9,532 in 2005, 2006, 2007, 2008, and 2009 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

12. Line of Business Reporting

Sky Financial manages and operates two major lines of business: community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Other financial services consist of non-banking companies engaged in trust and wealth management, insurance and other financial-related services.

The reported line of business results reflect the underlying core operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally provided services and support are allocated based principally upon estimated usage of services. All merger, integration and restructuring charges company-wide are included in Parent and Other. Substantially all of Sky Financial’s assets are part of the community banking line of business.

Selected segment information for the three and six months ended June 30, 2005 and 2004 is included in the following tables:

Three months ended June 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$129,824	$127	$(1,951)	$128,000
Provision for credit losses	5,894	—	—	5,894

Net interest income (loss) after provision	123,930	127	(1,951)	122,106
Non-interest income	32,841	18,211	464	51,516
Non-interest expense	82,792	14,055	4,146	100,993

Income from continuing operations before income taxes	73,979	4,283	(5,633)	72,629
Income taxes from continuing operations	25,000	1,800	(2,646)	24,154

Net income from continuing operations	$48,979	$2,483	$(2,987)	$48,475

Goodwill at April 1, 2005	$424,406	$47,153	$—	$471,559
Net activity	33,485	300	—	33,785

Goodwill at June 30, 2005	$457,891	$47,453	$—	$505,344

Average assets	$14,892,574	$85,432	$117,043	$15,095,049
Depreciation and amortization	8,575	191	360	9,126

Three months ended June 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$103,402	$129	$(844)	$102,687
Provision for credit losses	11,040	(20)	—	11,020

Net interest income after provision	92,362	149	(844)	91,667
Non-interest income	31,949	16,379	1,281	49,609
Non-interest expense	67,975	13,203	1,120	82,298

Income from continuing operations before income taxes	56,336	3,325	(683)	58,978
Income taxes from continuing operations	19,024	1,358	(1,605)	18,777

Net income from continuing operations	$37,312	$1,967	$922	$40,201

Goodwill at April 1, 2004	$152,214	$41,894	$—	$194,108
Net activity	—	4,214	—	4,214

Goodwill at June 30, 2004	$152,214	$46,108	$—	$198,322

Average assets	$11,892,256	$100,041	$122,124	$12,114,421
Depreciation and amortization	5,258	285	204	5,747

Six months ended June 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$255,335	$185	$(3,513)	$252,007
Provision for credit losses	36,717	—	—	36,717

Net interest income (loss) after provision	218,618	185	(3,513)	215,290
Non-interest income	63,083	38,890	1,015	102,988
Non-interest expense	166,519	28,469	4,288	199,276

Income from continuing operations before income taxes	115,182	10,606	(6,786)	119,002
Income taxes from continuing operations	38,395	4,363	(3,702)	39,056

Net income from continuing operations	$76,787	$6,243	$(3,084)	$79,946

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	29,389	697	—	30,086

Goodwill at June 30, 2005	$457,891	$47,453	$—	$505,344

Average assets	$14,812,223	$84,577	$114,533	$15,011,333
Depreciation and amortization	17,086	373	725	18,184

Six months ended June 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$205,827	$295	$(1,632)	$204,490
Provision for credit	17,510	175	—	17,685

Net interest income after provision	188,317	120	(1,632)	186,805
Non-interest income	57,112	34,004	1,902	93,018
Non-interest expense	135,081	25,511	209	160,801

Income from continuing operations before income taxes	110,348	8,613	61	119,022
Income taxes from continuing operations	37,203	3,489	(1,823)	38,869

Net income from continuing operations	$73,145	$5,124	$1,884	$80,153

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	—	12,463	—	12,463

Goodwill at June 30, 2004	$152,214	$46,108	$—	$198,322

Average assets	$11,822,278	$95,878	$151,072	$12,069,228
Depreciation and amortization	10,547	524	393	11,464

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

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $235,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At June 30, 2005, Sky Financial had $3,493 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements.

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

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $109 and $110 in the first half of 2005 and 2004. No deferred gains or losses in accumulated other comprehensive income at June 30, 2005 are expected to be reclassified to earnings in 2005.

The following table presents the contract/notional and fair value amounts of derivative transactions that are part of Sky Financial’s hedging program at June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$347,093	$8,282	$323,600	$8,912
Cash flow hedges	40,000	(398)	40,000	(1,186)
Interest rate caps	48,600	136	48,600	263

Derivative instruments	$435,693	$8,020	$412,200	$7,989

Interest Rate Swaps on Behalf of Customers

During the second quarter of 2005, Sky Financial entered into several commercial loan swaps in order to provide commercial loan customers the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively swaps the customers variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At June 30, 2005, Sky Financial had $19,769 of notional amount of such agreements.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the six months ended June 30, 2005:

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2005	$2,504	$—	$690	$130	$3,324
Accruals charged to expense	381	202	82	366	1,031
Accruals from purchase accounting	681		626	15	1,322

Cash payments and other adjustments	(2,239)	(160)	(143)	(366)	(2,908)

Balance as of June 30, 2005	$1,327	$42	$1,255	$145	$2,769

The $1,031 ($670 after tax) of merger, integration and restructuring expense during the second quarter of 2005 related to the acquisition of Belmont.

During the first six months of 2004, Sky Financial also recorded $346 ($225 after tax) of merger, integration and restructuring expense associated with the sale of Sky Financial Solutions.

15. Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $30,097 at June 30, 2005. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable. However, the entire portfolio has been placed on non-accrual status pending outcome of the litigation. During the second quarter of 2005, Sky Financial collected cash payments totaling $3,779 related to these loans.

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

Sky Financial has received an executed partial release and assignment from 10 of the 14 plaintiffs in the class action. The terms of each partial release and assignment vary, and are specific to the individual facts applicable to each plaintiff. Sky has given notice and intends to make insurance claims under Sky’s policies with its insurance carrier up to the policies’ limits which total $20 million for any amounts paid or released under these settlements, which include an assignment to Sky of those claims they have against National Marine in consideration for these amounts. Sky Financial’s insurance carrier has authorized Sky to enter into settlements, but has reserved rights with respect to liability.

Due to the uncertainty of realization of such insurance claims, no asset related to any potential claim for recovery has been recorded in the accompanying condensed consolidated financial statements. Any future insurance proceeds realized upon settlement of such claims will be recorded as non-interest income.

A schedule of significant commitments at June 30, 2005 follows:

Commitments to extend credit	$3,669,159
Standby letters of credit	288,056
Letters of credit	17,833

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended June 30, 2005 and 2004

Overview

For the second quarter of 2005, net income for Sky Financial was $48,475, or $0.45 per diluted share, up from $40,201 or $0.43 per diluted share for the second quarter of 2004. Sky Financial’s results of operations for the second quarter of 2005 reflected lower provision for credit losses, which totaled $5,894 compared to $11,020 in the second quarter of 2004. In addition to the lower provision for credit losses, the improved performance reflected improvements in net interest margin and increased fee income in several key areas.

For the second quarter of 2005, net interest income increased $25,313 over the second quarter of 2004, mainly due to the growth in assets attributable to organic growth and acquisitions, as well as an improved net interest margin. With the expansion from acquisitions throughout 2004 and growth of fee-based businesses, non-interest income increased $1,907. The major components of the increase in non-interest income included a $2,926 increase in service charges and fees on deposit accounts and a $1,294 increase in trust services income. The provision for credit losses decreased $5,126, primarily due to lower net charge-offs during the quarter. Non-interest expenses increased for the second quarter of 2005 by $18,695 over the second quarter of 2004 mainly due to the acquisitions of Belmont Bancorp in the second quarter of 2005 and Second Bancorp and Prospect Bancshares in 2004, along with the impact of five new financial centers over the last twelve months.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the second quarter ended June 30, 2005 and 2004 are summarized in the table below.

	Net Income (Loss)
Quarter Ended June 30,	2005	2004
Community Banking	$48,979	$37,312
Financial Services Affiliates	2,483	1,967
Parent and Other	(2,987)	922

Consolidated Total	$48,475	$40,201

The higher community banking net income in the second quarter of 2005 as compared to the same period of the previous year is mainly due to the impact of acquisitions and organic growth as well as an improved net interest margin. Higher non-interest income over 2004, primarily the result of higher service charges and fees on deposits, was offset by lower mortgage banking income, a decrease in gains on sales of securities and an increase in operating expenses. The efficiency ratio for the community banking segment was 50.64% for the second quarter of 2005 compared to 49.92% in the second quarter of 2004. The 2005 community banking results reflect a ROE of 13.62% and a ROA of 1.32% compared to 15.48% and 1.26%, respectively, in the second quarter of 2004.

The financial service affiliates’ net income increased as compared to 2004 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year second quarter relate primarily to higher non-interest expenses retained by the parent. The higher retained expensed related primarily to legal and accounting fees.

Net Interest Income

Net interest income for the second quarter of 2005 was $128,000, an increase of $25,313 or 24.7% from $102,687 in the second quarter of 2004. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 22.9% from the second quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 24.2% over 2004’s volume during the same quarter, with organic growth contributing 8.0% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended June 30, 2005 and 2004 was 3.73 and 3.69%, respectively. The increase in the net interest margin reflects the benefits from rising short-term interest rates and pricing disciplines, despite the negative effects of a flattened yield curve.

The following table reflects the components of Sky Financial’s net interest income for the three months ended June 30, 2005 and 2004. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$34,747	$166	1.92%	$36,385	$87	0.96%
Federal funds sold	3,164	9	1.14	885	2	0.91
Securities	3,077,456	34,249	4.46	2,570,976	27,346	4.28
Loans and loans held for sale	10,742,896	169,417	6.33	8,663,780	121,404	5.64

Total interest-earning assets	13,858,263	203,841	5.90	11,272,026	148,839	5.31

Noninterest-earning assets	1,236,786			842,395

Total assets	$15,095,049			$12,114,421

Liabilities and Shareholders’ Equity Interest-bearing liabilities:
Demand deposits	$1,443,987	1,205	0.34	$239,174	385	0.65
Savings deposits	2,675,036	10,722	1.61	3,554,212	5,948	0.67
Time deposits	4,786,776	36,740	3.08	3,724,467	25,446	2.75

Total interest-bearing deposits	8,895,799	48,667	2.19	7,517,853	31,779	1.70
Short-term borrowings	892,024	6,681	3.00	788,596	4,035	2.06
Junior Subordinated Debentures/ Trust Preferred Securities	189,801	2,938	6.21	163,503	1,823	4.48
Debt and FHLB advances	1,919,808	16,743	3.50	1,145,664	7,703	2.70

Total interest-bearing liabilities	11,897,432	75,029	2.53	9,615,616	45,340	1.90

Noninterest-bearing liabilities	1,759,174			1,438,287
Shareholders’ equity	1,438,443			1,060518

Total liabilities and equity	$15,095,049			$12,114,421

Net interest income (tax equivalent basis)		$128,812			$103,499

Net interest rate spread (tax equivalent basis)			3.37%			3.41%

Net interest margin, (net interest income, taxable equivalent basis, to interest earning assets)			3.73%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $5,126 or 46.5% to $5,894 in the second quarter of 2005 compared to $11,020 in the second quarter of 2004. The lower provision for credit losses in the second quarter of 2005 was due to lower net charge-offs. Net charge-offs were $5,817 or 0.22% (annualized) of average loans during the three months ended June 30, 2005, compared to $10,402 or 0.48% (annualized) for the same period in 2004.

	June 30, 2005	December 31, 2004	June 30, 2004
Allowance for loan losses as a percentage of loans	1.41%	1.43%	1.43%
Allowance for loan losses as a percentage of non-performing loans	120.06%	105.32%	130.56%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $30,097 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in net securities gains and a decline in mortgage banking income. Non-interest income for the second quarter of 2005 was $51,516, an increase of $1,907 or 3.8% from $49,609 for the second quarter of 2004.

Non-interest income growth was most significant in service charges, which recorded revenues of $14,033 during the second quarter of 2005, an increase of $2,926 or 26.3% from the same period in 2004, reflecting deposit growth from acquisitions. Brokerage and insurance commissions for the second quarter of 2005 were $14,127, up $676 or 5.0% from the second quarter of 2004 due to both growth from acquisitions and increased sales. Trust services income for the second quarter of 2005 was $5,395, up $1,294 or 31.6% over the second quarter of 2004, primarily from acquisitions and organic growth. The assets under trust management have grown to $4.5 billion at June 30, 2005 from $3.5 billion at June 30, 2004. Other income was down $240, or 2.1% from the second quarter of 2004 due to lower gains on sales of SBA and other commercial loans in 2004, which was partially offset by higher income from check card and ATM fees and higher income from bank owned life insurance policies.

Mortgage banking income was $5,923 during the second quarter of 2005, a decrease of $956 or 13.9%, due primarily to higher impairment charges as compared to the same period of 2004. The components of mortgage banking income for the second quarter of 2005 and 2004 are as follows:

	June 30, 2005	June 30, 2004
Origination and sales revenue	$6,482	$7,022
Mortgage loan servicing income	3,795	2,922
Amortization expense	(3,433)	(3,355)
Impairment (charges) recoveries	(921)	290

Total	$5,923	$6,879

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Belmont Bancorp acquisition in the second quarter of 2005 and the Second Bancorp and Prospect Bancshares acquisitions in the second half of 2004. Non-interest expense for the second quarter of 2005 was $100,993, an increase of $18,695 or 22.7%, from $82,298 reported for the same quarter of 2004. Salary and other employee costs were $53,619, up $9,429 or 21.3% as compared to the second quarter of 2004 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $16,835, up $3,399 or 25.3% compared to the same period of 2004 and other operating expenses were $25,898, up $2,719 or 11.7% as compared to the second quarter of 2004, both due primarily to acquisitions. Amortization expense increased $1,667, or 85.8% from the second quarter of 2004 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $1,031 were recognized in the second quarter of 2005 related to the acquisition of Belmont Bancorp. The efficiency ratio was 56.01% for the second quarter of 2005, up from 53.75% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Six Months Ended June 30, 2005 and 2004

Overview

Income from continuing operations for the first six months of 2005 was $79,946 or $0.75 per diluted share, down from $80,153 or $0.85 per diluted share in the first six months of 2004. Sky Financial’s results from continuing operations for the first six months of 2005 reflected higher provision for credit losses, which totaled $36,717 compared to $17,685 in the first six months of 2004. This higher provision for credit losses was partially offset by the impact of acquisitions and continued organic growth. Sky Financial experienced higher credit losses in the first quarter of 2005; however, credit losses returned to lower levels during the second quarter of 2005. Sky Financial expects credit losses to be more consistent with prior historical levels in future quarters and does not believe that the first quarter credit losses were indicative of any systemic credit issue.

For the first six months of 2005, net income for Sky Financial was $79,946, or $0.75 per diluted share, down from $98,878 or $1.05 per diluted share for the first six months of 2004. The first six months of 2004 net income was increased by the after-tax net income from discontinued operations of $18,725, or $0.20 per diluted share, which included a gain from Sky Financial’s sale of its dental finance unit as discussed further below.

For the first six months of 2005, net interest income increased $47,517 over the first six months of 2004, mainly due to the growth in assets attributable to organic growth and acquisitions, as well as a slight increase in the net interest margin compared the prior year. With the expansion from acquisitions throughout 2004 and 2005 and the growth of fee-based businesses, non-interest income increased $9,970. The major components of the increase in non-interest income included a $5,456 increase in service charges and fees on deposit accounts, a $2,999 increase in insurance commissions and a $2,603 increase in trust services income. The provision for credit losses increased $19,032, primarily due to higher net charge-offs, primarily from two large commercial credits and the sale of a group of non-performing consumer loans in the first quarter. Non-interest expenses increased for the first six months of 2005 by $18,029 over the first six months of 2004 mainly due to the acquisitions of Belmont Bancorp in the second quarter of 2005 and Second Bancorp, Prospect Bancshares and two insurance agencies in 2004, along with the impact of five new financial centers over the last twelve months.

Sky Financial sold Sky Financial Solutions, its dental finance operation during the first quarter of 2004. The operating results of Sky Financial Solutions have been presented as income from discontinued operations for the first six months of 2004. Income from discontinued operations, including the gain on the sale, resulted in earnings of $0.20 per diluted share ($.20 basic) during the first six months of 2004.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the six months ended June 30, 2005 and 2004 are summarized in the table below.

	Net Income (Loss)
Six Months Ended June 30,	2005	2004
Community Banking	$76,787	$73,145
Financial Services Affiliates	6,243	5,124
Parent and Other	(3,084)	1,884

Consolidated Total	$79,946	$80,153

The higher community banking net income in the first six months of 2005 as compared to the same period of the previous year is mainly due to higher net interest income as a result of the impact of acquisitions and organic growth, partially offset by higher provision for credit losses. Higher non-interest income over 2004 primarily the result of higher service charges and fees on deposits and increased other income, was more than offset by a decrease in gains on sales of securities, lower mortgage banking income and an increase in operating expenses. The efficiency ratio for the community banking segment was 52.03% for the first six months of 2005 compared to 51.05% in the first six months of 2004. The 2005 community banking results reflect a ROE of 10.78% and a ROA of 1.05% compared to 15.18% and 1.24%, respectively, in the first six months of 2004.

The financial service affiliates’ net income increased as compared to 2004 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year first six months relate primarily to higher non-interest expenses retained by the parent. The higher retained expenses related primarily to legal and accounting expenses.

Net Interest Income

Net interest income for the first six months of 2005 was $252,007, an increase of $47,517 or 23.2% from $204,490 in the first six months of 2004. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 22.8% from the first six months last year from a combination of organic growth and acquisitions. Average loans for the first six months increased 23.3% over 2004’s volume during the same period, with organic growth contributing 8.0% in addition to the acquisitions. Sky Financial’s net interest margin for the six months ended June 30, 2005 and 2004 was 3.71% and 3.69%, respectively.

The following table reflects the components of Sky Financial’s net interest income for the six months ended June 30, 2005 and 2004. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$36,334	$334	1.85%	$35,093	$175	1.00%
Federal funds sold	1,591	9	1.14	3,025	14	0.93
Securities	3,065,931	67,786	4.46	2,510,057	54,025	4.33
Loans and loans held for sale	10,684,942	328,122	6.19	8,678,024	244,497	5.67

Total interest-earning assets	13,788,797	396,251	5.80	11,226,199	298,711	5.35

Assets of discontinued operations	—			432,839
Noninterest-earning assets	1,222,536			843,029

Total assets	$15,011,333			$12,502,067

Liabilities and Shareholders’ Equity Interest-bearing liabilities:
Demand deposits	$1,440,832	2,263	0.32	$238,975	735	0.62
Savings deposits	2,726,835	20,695	1.53	3,555,541	12,321	0.70
Time deposits	4,709,676	70,012	3.00	3,687,489	51,045	2.78

Total interest-bearing deposits	8,877,343	92,970	2.11	7,483,005	64,101	1.72
Short-term borrowings	903,930	12,647	2.82	888,612	9,283	2.10
Junior Subordinated Debentures/ Trust Preferred Securities	189,763	5,670	6.03	164,181	3,839	4.70
Debt and FHLB advances	1,856,419	31,329	3.40	1,114,339	15,335	2.77

Total interest-bearing liabilities	11,827,455	142,616	2.43	9,650,137	92,558	1.93

Liabilities of discontinued operations	—			405,903
Noninterest-bearing liabilities	1,732,783			1,398,969
Shareholders’ equity	1,451,095			1,047,058

Total liabilities and equity	$15,011,333			$12,502,067

Net interest income (tax equivalent basis)		$253,635			$206,153

Net interest rate spread (tax equivalent basis)			3.36%			3.42%

Net interest margin, (net interest income, taxable equivalent basis, to interest earning assets)			3.71%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $19,032 or 107.6% to $36,717 in the first six months of 2005 compared to $17,685 in the first six months of 2004. The higher provision for credit losses in the first six months of 2005 was due to higher net charge-offs in the first quarter of 2005, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $37,565 or 0.71% (annualized) of average loans during the six months ended June 30, 2005, compared to $16,968 or 0.39% (annualized) for the same period in 2004. Sky Financial experienced higher credit losses in the first quarter of 2005; however, credit losses returned to lower levels during the second quarter of 2005. Sky Financial expects credit losses to be more consistent with prior historical levels in future quarters and does not believe that the first quarter credit losses were indicative of any systemic credit issues. For the last half of 2005, Sky Financial expects net charge off’s to be below 0.35% and for the full year to be below 0.55% of total average loans.

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $30,097 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in net securities gains and lower mortgage banking income. Non-interest income for the first six months of 2005 was $102,988, an increase of $9,970 or 10.7% from $93,018 for the first six months of 2004.

Non-interest income growth was most significant in service charges, which recorded revenues of $26,205 during the first six months of 2005, an increase of $5,456 or 26.3% from the same period in 2004, reflecting deposit growth from acquisitions. Brokerage and insurance commissions for the first six months of 2005 were $30,758, up $2,999 or 10.8% from the first six months of 2004 due to both growth from acquisitions and increased sales. Trust services income for the first six months of 2005 was $10,809, up $2,603 or 31.7% over the first six months of 2004, primarily from acquisitions and organic growth. The assets under trust management have grown to $4.5 billion at June 30, 2005 from $3,5 billion at June 30, 2004. Other income increased $2,000, or 10.2% from the first six months of 2004 due to higher income from check card and ATM fees as well as higher income from bank owned life insurance premiums. These increases were partially offset by lower gains on sales of SBA and other commercial loans in 2004 .

Mortgage banking income was $11,679 during the first six months of 2005, a decrease of $645 or 5.2%, due primarily to decreased volumes and higher impairment charges, offset by higher loan servicing income as compared to the same period of 2004. The components of mortgage banking income for the first six months of 2005 and 2004 are as follows:

	June 30, 2005	June 30, 2004
Origination and sales revenue	$11,199	$12,717
Mortgage loan servicing income	7,583	5,911
Amortization expense	(7,010)	(6,416)
Impairment (charges) recoveries	(93)	112

Total	$11,679	$12,324

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Belmont Bancorp acquisition in the second quarter of 2005 and the Second Bancorp and Prospect Bancshares acquisitions in the second half of 2004. Non-interest expense for the first six months of 2005 was $199,276, an increase of $38,475 or 23.9%, from $160,801 reported for the same period of 2004. Salary and other employee costs were $105,967, up $18,029 or 20.5% as compared to the first six months of 2004 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $34,439, up $8,129 or 30.9% compared to the same period of 2004 and other operating expenses were $50,675, up $8,318 or 19.6% as compared to the first six months of 2004, both due primarily to acquisitions. Amortization expense increased $3,314, or 86.1% from the first six months of 2004 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $1,031 were recognized in the second quarter of 2005 related to the acquisition of Belmont Bancorp. Charges of $346 were recognized in the first quarter of 2004 due to the sale of Sky Financial Solutions. The efficiency ratio was 55.88% for the first six months of 2005, up from 53.75% for the same period last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Income Taxes

The provision for income taxes for the first six months of 2005 increased $187 to $39,056 from $38,869 for the same period in 2004. The effective tax rate for the six months ended June 30, 2005 was 32.8% as compared to 32.6% for the same period in 2004.

Balance Sheet

At June 30, 2005, total assets were $15,220,501, an increase of $276,078 from December 31, 2004, due primarily to the acquisition of Belmont Bancorp on June 1, 2005. Belmont Bancorp is the holding company of Belmont National Bank, a $297,000 bank headquartered in St. Clairsville, Ohio. In addition to the assets provided by the acquisition, loans increased by approximately $40,000 due to organic growth. The increase from the acquisition and loan growth was partially offset by decreases in securities available for sale of $34,977.

The net growth in assets was funded partially by growth in total deposits, up $257,876, of which approximately $229,000 related to acquisitions and the remaining $29,000 due to organic growth. Debt decreased $10,849, due to payments on repurchase agreements and federal funds purchased, mostly offset by acquisitions and increases on FHLB advances.

Shareholders’ equity totaled $1,496,423 at June 30, 2005, increasing $25,468 from December 31, 2004. Common stock increased $32,939, due mostly to shares issued to acquire Belmont Bancorp and due to stock option exercises. Treasury stock increased by $52,407, mainly due to the repurchase of shares during the first six months of 2005. Net retained earnings (net income less cash dividends) at June 30, 2005 totaled $377,152 as compared to $343,541 December 31, 2004. The increase is due to the net income for the first six months, less dividends paid. Accumulated other comprehensive income (loss) decreased by $9,552, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	June 30, 2005	December 31, 2004	June 30, 2004
Non-accrual loans	$126,537	$143,207	$95,674
Restructured loans	516	541	575

Total non-performing loans	127,053	143,748	96,249
Other real estate owned	11,511	10,055	10,776
Non-performing investments	10,395	11,705	—

Total non-performing assets	$148,959	$165,508	$107,015

Loans 90 days or more past due and still accruing interest	$25,848	$16,243	$12,841

Non-performing loans to total loans	1.17%	1.35%	1.09%
Non-performing assets to total loans plus other real estate owned	1.38	1.56	1.22
Allowance for loan losses to total non-performing loans	120.06	105.32	130.56
Loans 90 days or more past due and not on non-accrual to total loans	.24	.15	.15

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $158,624 and $159,157 at June 30, 2005 and December 31, 2004, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the six months ended June 30, 2005, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $5,104. The amount actually collected and recorded, as interest income for these loans, was $275.

Included in non-accrual loans are $30,097 at June 30, 2005 and $34,400 at December 31, 2004 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

Investment securities aggregating $10,396 were classified as non-performing. Sky Financial is not accruing income on these securities

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance of allowance at beginning of period	$150,122	$125,043	$151,389	$124,943

Loans charged-off:
Real estate	(2,722)	(2,549)	(12,472)	(4,398)
Commercial and agricultural	(2,299)	(5,027)	(20,555)	(6,961)
Installment and credit card	(3,555)	(4,917)	(9,323)	(9,441)
Other loans	(52)	(4)	(165)	(45)

Total loans charged-off	(8,628)	(12,497)	(42,515)	(20,845)

Recoveries
Real estate	1,205	480	1,499	868
Commercial and agricultural	322	530	655	743
Installment and credit card	1,207	1,085	2,600	2,267
Other loans	77	—	196	—

Total recoveries	2,811	2,095	4,950	3,878

Net loans charged-off	(5,817)	(10,402)	(37,565)	(16,967)
Provision for credit losses	5,894	11,020	36,717	17,685
Reserve of acquired institution	2,361	—	2,361	—
Transfer to allowance for unfunded commitments and letters of credit	(17)	—	(359)	—

Balance of allowance at end of period	$152,543	$125,661	$152,543	$125,661

Ratio of net charge-offs to average loans outstanding	0.22%	0.48%	0.71%	0.39%

At June 30, 2005, an allowance for unfunded commitments and letters of credit of $359 was included in accrued interest payable and other liabilities.

As a result of the acquisition of Belmont Bancorp in the second quarter of 2005, Sky Financial transferred $2,361 of allowance for credit losses related to loans than were not subject to the guidance provided under SOP 03-3.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of June 30, 2005 and December 31, 2004 (certain amounts from prior year have been reclassified to conform to current year presentation).

	June 30, 2005	December 31, 2004
Specific:
Real estate	$3,767	$3,860
Commercial, financial and agricultural	8,596	4,054
Construction	175	—

Sub-total	12,538	7,914

General
Construction	4,911	4,720
Real estate	55,714	55,332
Commercial, financial and agricultural	43,947	46,441
Installment and credit card	23,750	26,437

Sub-total	128,322	132,930

Total allocated	140,860	140,844
Unallocated	11,683	10,545

Total	$152,543	$151,389

The following table gives the percent of loans in each category to total loans:

	June 30, 2005	December 31, 2004
Construction	8.6%	8.0%
Real estate	59.2	60.3
Commercial, financial and agricultural	25.1	24.1
Installment and credit card	7.1	7.6

Total	100.0%	100.0%

Discontinued Operations

Net income from discontinued operations was $18,725 during the first six months of 2004 due primarily to the gain recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this contingency will have a significant impact on future earnings, cash flows, or financial position.

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of June 30, 2005, a total of $3,025,048 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2005, securities and other short term investments with maturities of one year or less totaled $3,237. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $702,087 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2005, the banking subsidiary had total credit availability with the FHLB of $1,875,592 of which it had outstanding borrowings of $1,752,937.

During the second quarter of 2005, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $100,000 through May 26, 2006. At June 30, 2005, Sky Financial had no outstanding borrowings under this agreement.

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

A schedule of significant commitments at June 30, 2005 follows:

Commitments to extend credit	$3,669,159
Standby letters of credit	288,056
Letters of credit	17,833

During September 2004, Sky Financial’s Board of Directors authorized the company to repurchase up to two million shares of common stock in the open market for a twelve month period. Sky Financial has purchased 456,000 and 1,896,000 shares for the year to date and authorization to date at June 30, 2005 respectively. As of June 30, 2005, Sky Financial has 104,000 remaining under the authorization to repurchase shares.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $192,498 at June 30, 2005.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At June 30, 2005, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a positive 110.9% for six months and positive 101.1% for one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at June 30, 2005 and December 31, 2004. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 and 200 basis points. Down 300 basis points was not measured due to the low probability of such a decline.

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

	June 30, 2005	ALCO Guidelines
		Max	Min
Six Month	110.9%	125%	95%
Twelve Month	101.0%	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	June 30, 2005	December 31, 2004	ALCO Guidelines
One Year Net Interest Income Change
+300 Basis points	3.1%	3.3%	—%
+200 Basis points	2.2	2.6	(10.0)
+100 Basis points	1.6	1.4	(5.0)
-100 Basis points	(3.0)	(2.3)	(5.0)
-200 Basis points	(8.9)	N/A	(10.0)

Economic Value of Equity
+300 Basis points	(16.2)	(14.6)	—
+200 Basis points	(10.0)	(8.7)	(15.0)
+100 Basis points	(4.2)	(3.8)	(10.0)
-100 Basis points	1.6	1.1	(10.0)
-200 Basis points	0.6	N/A	(15.0)

The projected volatility of net interest income and the economic value of equity at June 30, 2005 and December 31, 2004 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At June 30, 2005, the fair values of Sky Financial’s derivative arrangements aggregated $7,927 on contracts with notional amounts of $455,462.

Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of June 30, 2005, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank provided financing to a commercial borrower and its affiliated entities for the purchase of three separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. During 2001, Metropolitan Bank and Trust Company, which was merged with Sky Bank on May 16, 2003, and Second National Bank of Warren, which was merged with Sky Bank on July 2, 2004, each provided similar financing to the same commercial borrower and its affiliated entities. These loans, with a current outstanding balance of $30.1 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

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

Sky Financial has received an executed partial release and assignment from 10 of the 14 plaintiffs in the class action. The terms of each partial release and assignment vary, and are specific to the individual facts applicable to each plaintiff. Sky intends to make insurance claims for any amounts paid or released under these settlements, which include an assignment to Sky of those claims they have against National Marine in consideration for these amounts (which will likely be the subject of litigation between Sky and National Marine). In each instance, recoverability of consequential damages will be dependant upon liability and relevant coverage under Sky’s policies of insurance. Sky’s insurance carrier has authorized Sky to enter into settlements, but has reserved rights with respect to liability.

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

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2005.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer.

(32.2)*	Section 1350 Certification of Chief Financial Officer.

(b) Reports on Form 8-K

On April 20, 2005, the registrant filed a current report on Form 8-K dated April 20, 2005, announcing its earnings for the three-month period ended March 31, 2005.

On June 3, 2005, the registrant filed a current report on Form 8-K dated June 1, 2005, announcing the completion of its acquisition of Belmont Bancorp., Bridgeport, Ohio, including its wholly-owned subsidiary Belmont National Bank, effective at the commencement of business on June 1, 2005.

On June 22, 2005, the registrant filed a current report on Form 8-K dated June 21, 2005, announcing that had entered into an agreement to acquire Falls Bank.

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

DATE: August 1, 2005
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2005.

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