Form 10-Q
period 2005-09-30
SKY FINANCIAL GROUP INC
filed 2005-10-28
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Act)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, without par value, was 107,812,573 at October 24, 2005.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	September 30, 2005	December 31, 2004
Assets
Cash and due from banks	$289,089	$232,407
Interest-earning deposits with financial institutions	14,196	32,919
Loans held for sale	20,685	9,433
Securities available for sale	3,052,117	3,091,813

Total loans	10,914,530	10,616,118
Less allowance for loan and lease losses	(153,351)	(151,389)

Net loans	10,761,179	10,464,729

Premises and equipment, net	165,517	155,466
Goodwill	514,970	475,258
Core deposits and other intangibles, net	67,828	71,674
Accrued interest receivable and other assets	451,384	410,724

Total assets	$15,336,965	$14,944,423

Liabilities
Deposits
Non-interest bearing deposits	$1,722,735	$1,592,510
Interest-bearing deposits	9,132,059	8,759,081

Total deposits	10,854,794	10,351,591
Securities sold under repurchase agreements and federal funds purchased	780,585	1,041,361
Debt and Federal Home Loan Bank advances	1,775,804	1,735,282
Junior subordinated debentures owed to unconsolidated subsidiary trusts	187,790	189,558
Accrued interest payable and other liabilities	222,078	155,676

Total Liabilities	13,821,051	13,473,468

Shareholders’ Equity

Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 109,367 and 106,952 shares issued in 2005 and 2004	1,194,366	1,136,681
Retained earnings	404,528	343,541
Treasury stock; 1,897 and 113 shares in 2005 and 2004	(51,227)	(2,330)
Accumulated other comprehensive loss	(31,753)	(6,937)

Total Shareholders’ Equity	1,515,914	1,470,955

Total Liabilities and Shareholders’ Equity	$15,336,965	$14,944,423

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars and shares in thousands, except per share data)	2005	2004	2005	2004
Interest Income
Loans, including fees	$176,937	$145,447	$505,059	$389,943
Securities
Taxable	35,215	32,970	101,258	84,926
Non-taxable	62	201	177	607
Federal funds sold and other	144	154	487	344

Total interest income	212,358	178,772	606,981	475,820

Interest Expense
Deposits	55,242	37,179	148,212	101,281
Borrowed funds	26,697	19,077	76,343	47,533

Total interest expense	81,939	56,256	224,555	148,814

Net Interest Income	130,419	122,516	382,426	327,006
Provision for Credit Losses	8,725	8,360	45,442	26,045

Net interest income after provision for credit losses	121,694	114,156	336,984	300,961

Non-Interest Income
Brokerage and insurance commissions	13,896	14,703	44,654	42,462
Service charges and fees on deposit accounts	14,786	13,820	40,991	34,569
Trust services income	5,598	5,079	16,407	13,285
Mortgage banking income	7,681	6,845	19,360	19,169
Net securities gains	147	1,854	2,109	6,259
Other income	10,082	10,446	31,657	30,021

Total non-interest income	52,190	52,747	155,178	145,765

Non-Interest Expense
Salaries and employee benefits	52,078	51,583	158,045	140,421
Occupancy and equipment expense	16,754	15,962	51,193	42,272
Merger, integration and restructuring expense	122	3,831	1,153	4,177
Amortization expense	3,814	3,553	10,978	7,403
Other operating expense	23,630	22,963	74,305	64,420

Total non-interest expense	96,398	97,892	295,674	258,693

Income From Continuing Operations Before Income Taxes	77,486	69,011	196,488	188,033
Income Taxes From Continuing Operations	26,463	22,863	65,519	61,732

Income From Continuing Operations	51,023	46,148	130,969	126,301

Income From Discontinued Operations, net of tax of $10,116 for the nine months ended 2004	—	—	—	18,725

Net Income	$51,023	$46,148	$130,969	$145,026

Income From Continuing Operations per Common Share
Basic	$0.48	$0.44	$1.23	$1.30
Diluted	0.47	0.43	1.22	1.28
Income From Discontinued Operations per Common Share
Basic	—	—	—	0.19
Diluted	—	—	—	0.19
Income per Common Share
Basic	0.48	0.44	1.23	1.49
Diluted	0.47	0.43	1.22	1.47

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of

Changes in Shareholders’ Equity

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2005	2004	2005	2004
Balance at beginning of period	$1,496,423	$1,040,208	$1,470,955	$998,576

Comprehensive income
Net income	51,023	46,148	130,969	145,026
Other comprehensive income (loss)	(15,264)	41,750	(24,816)	(1,300)

Total comprehensive income	35,759	87,898	106,153	143,726

Common cash dividends	(23,647)	(22,170)	(70,143)	(61,320)
Shares issued for stock option exercises	3,084	1,422	10,625	14,181
Treasury shares repurchased	—	(1,588)	(52,407)	(1,588)
Restricted stock compensation	315	—	816	—
Common shares issued to acquire Belmont Bancorp	80	—	49,689	—
Common shares issued to acquire Benefits Design Agency	3,902		3,902
Common shares issued to acquire Second Bancorp	—	310,645	—	310,645
Common shares issued to acquire Spencer- Patterson	—	—	—	7,637
Common shares issued to acquire EOB, Inc.	—	—	336	4,558
Other items	(2)	—	(4,012)	—

Balance at end of period	$1,515,914	$1,416,415	$1,515,914	$1,416,415

Common cash dividend per share	$.22	$.21	$.66	$.63

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands, except share data)	2005	2004
Operating Activities
Net cash provided from continuing operations	$222,066	$108,549
Net cash used for discontinued operations	—	(3,560)

Net cash provided from operations	222,066	104,989

Investing Activities
Net (increase) decrease in interest bearing deposits in other banks	18,723	(431)
Net decrease in federal funds sold	13,480	—
Securities available for sale:
Proceeds from maturities and payments	467,945	612,447
Proceeds from sales	114,786	348,331
Purchases	(488,431)	(1,060,216)
Proceeds from sales of non-mortgage loans	174,630	70,314
Net increase in loans	(379,706)	(356,075)
Purchases of premises and equipment	(24,161)	(2,251)
Proceeds from sales of premises and equipment	5,256	986
Proceeds from sales of other real estate	16,790	5,178
Net cash (paid) received from acquisitions	(5,961)	35,689
Proceeds from sale of discontinued operations, net of cash sold	—	71,441

Net cash used for investing activities from continuing operations	(86,649)	(274,587)
Net cash used for investing activities from discontinued operations	—	(26,126)

Net cash used for investing activities	(86,649)	(300,713)

Financing Activities
Net increase in deposit accounts	276,880	302,273
Net decrease in federal funds and repurchase agreements	(260,551)	(211,029)
Net decrease in borrowings under bank lines of credit	—	(60,216)
Net increase (decrease) in short-term FHLB advances	75,000	(55,000)
Proceeds from issuance of debt and long-term FHLB advances	128,775	300,641
Repayment of debt and long-term FHLB advances	(187,876)	(89,305)
Cash dividends and fractional shares paid	(69,995)	(61,320)
Proceeds from issuance of common stock	10,623	14,181
Treasury stock repurchases	(52,407)	(1,588)
Other items	816	—

Net cash provided from (used for) financing activities from continuing operations	(78,735)	138,637
Net cash provided from financing activities from discontinued operations	—	31,129

Net cash provided from (used for) financing activities	(78,735)	169,766

Net increase (decrease) in cash and due from banks	56,682	(25,958)
Cash and due from banks at beginning of period	232,407	264,778

Cash and due from banks at end of period	$289,089	$238,820

Supplemental Disclosures
Interest paid	$220,823	$164,966
Income taxes paid	49,729	48,386
Non-cash transactions
Common shares issued to acquire Belmont Bancorp	49,689	—
Common shares issued to acquire Benefits Design Agency	3,902	—
Common shares issued to acquire Second Bancorp	—	310,645
Common shares issued to acquire Spencer-Patterson.	—	7,637
Common shares issued to acquire EOB, Inc.	336	4,558

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2005, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2004, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

The condensed consolidated financial statements, notes to the condensed consolidated financial statements and statistical information reflect the sale of Sky Financial Solutions, which was sold on March 31, 2004, in discontinued operations, unless otherwise noted.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Stock Ownership Plans.” This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS 123 (revised 2004) will be effective for the Company’s financial statements issued for the first fiscal year beginning after June 15, 2005. Sky Financial currently plans to adopt SFAS 123 (revised 2004) in the first quarter of 2006. The method for adoption of this statement is yet to be determined. See Note 2 for SFAS No. 123 pro forma disclosures.

2. Stock Based Compensation

Sky Financial applies Accounting Principles Board Opinion No. 25 in accounting for stock options and discloses the fair value of options granted as permitted by SFAS No. 123. No stock-based employee compensation cost is reflected in net income for options, as all options granted under those plans had an exercise price equal to the market value of the common stock at date of grant. Sky Financial adopted a restricted stock plan in 2004 and in the first quarter of 2005, 132,460 shares were issued under the plan. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant. Compensation expense reflected in net income for restricted shares for the three and nine months ended September 30, 2005 was $204 ($315 pre- tax) and $530 ($816 pre-tax) respectively.

The following table summarizes the pro forma effects assuming compensation cost for such awards had been recorded based upon the estimated fair value (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$51,023	$46,148	$130,969	$145,026
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	204		530
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	881	630	2,648	1,890

Pro forma net income	$50,346	$45,518	$128,851	$143,136

Earnings per share:
Basic – as reported	$0.48	$0.44	$1.23	$1.49

Basic – pro forma	$0.47	$0.43	$1.21	$1.47

Diluted – as reported	$0.47	$0.43	$1.22	$1.47

Diluted – pro forma	$0.46	$0.43	$1.20	$1.46

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

The transaction is valued at $12.8 million. Sky Financial and Falls Bank anticipate that the transaction will be completed in the fourth quarter of 2005, pending regulatory approvals, the approval of the shareholders of Falls Bank and completion of other customary closing conditions. Sky Financial anticipates that Falls Bank will be combined with Sky Bank, its commercial banking affiliate, by the end of the year.

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont has offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia and expands Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18.7 million.

The total purchase cost for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2005, is preliminary.

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

The total purchase cost for Prospect has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Condensed Consolidated Balance Sheet at September 30, 2005, is preliminary.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2005	2004
Net interest income	$126,744	$386,150	$363,814
Income from continuing operations	46,736	130,853	108,928
Earnings per share from continuing operations – Basic	0.43	1.22	1.01
Earnings per share from continuing operations – Diluted	0.43	1.20	1.00

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

Financial Service Affiliate Acquisitions

On October 4, 2005, Sky Financial announced the acquisition of Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio.

On August 1, 2005, Sky completed the acquisition of B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio for 137 shares of Sky Financial common stock and $661 in cash.

On July 1, 2004, Sky Financial acquired Stouffer-Herzog Insurance Agency in conjunction with the purchase of Second Bancorp, as previously discussed.

On April 1, 2004, Sky Financial acquired EOB, Inc., a group benefit insurance agency headquartered in Canton, Ohio for 177 shares of Sky Financial common stock and $516 in cash. During the second quarter of 2005, and additional 12 shares of Sky Financial common stock was issued to the former owners of EOB as an additional payment related to a contingency related to the purchase.

On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, a full-service professional liability, personal and commercial agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $793 in cash.

All of the purchases completed in 2005 and 2004 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. Disclosure of pro forma results of the acquisitions of the financial services affiliates are immaterial to Sky Financial’s condensed consolidated financial statements.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions has been reported as a discontinued operation in the condensed consolidated financial statements. Sky Financial Solutions results of operations for the nine months ended September 30, 2004 included a pre-tax gain on the sale of Sky Financial Solutions of $30,578 ($19,876 after-tax).

5. Securities Available for Sale

The unrealized gains and losses and estimated fair values at September 30, 2005 and December 31, 2004 are as follows:

September 30, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$302	$3	$—
U.S. government agencies and corporations	192,361	141	(3,044)
Obligations of state and political subdivisions	17,265	104	(2)
Corporate and other securities	38,002	838	(98)
Mortgage-backed securities	2,631,441	746	(46,050)

Total debt securities available for sale	2,879,371	1,832	(49,194)
Marketable equity securities	31,625	1,068	(1,383)
FHLB, FRB and Banker’s Bank Stock	141,121	—	—

Total securities available for sale	$3,052,117	$2,900	$(50,577)

December 31, 2004	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$207	$—	$—
U.S. government agencies and corporations	152,266	565	(1,068)
Obligations of state and political subdivisions	16,561	128	(12)
Corporate and other securities	51,699	1,776	(205)
Mortgage-backed securities	2,706,552	10,331	(23,200)

Total debt securities available for sale	2,927,285	12,807	(24,485)
Marketable equity securities	29,865	1,420	(78)
FHLB, FRB and Banker’s Bank Stock	134,663	—	—

Total securities available for sale	$3,091,813	$14,227	$(24,563)

Corporate and other securities include $10,299 and $11,705 in investment securities classified as non-performing at September 30, 2005 and December 31, 2004, respectively. Sky Financial is not accruing income on these investments.

6. Loans

The loan portfolios are as follows:

	September 30, 2005	December 31, 2004
Real estate loans:
Construction	$936,679	$848,072
Residential mortgage	2,897,429	2,898,875
Non-residential mortgage	3,447,804	3,498,746
Commercial, financial and agricultural	2,896,255	2,562,738
Installment and credit card loans	736,363	807,687

Total loans	$10,914,530	$10,616,118

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	September 30, 2005	December 31, 2004
Non-accrual loans	$126,131	$143,207
Restructured loans	495	541

Total non-performing loans	$126,626	$143,748

Non-accrual loans include $29,877 of loans at September 30, 2005 that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

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

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2005	December 31, 2004
Borrowings under FHLB lines of credit	$1,610,186	$1,569,556
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.875%	26,595	27,616
Due June 2027 at 10.20%	24,781	24,983
Due May 2030 at 9.34%	65,645	65,872
Due December 2031 at 9.00%	33,540	33,729
Due April 2033 5.32% (variable)	6,301	6,430
Due October 2033 at 5.02% (variable)	30,928	30,928
Capital lease obligation	618	726

Total borrowings	$1,963,594	$1,924,840

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Securities available for sale:
Unrealized securities gains (losses) arising during period	$(23,592)	$89,918	$(35,232)	$43,505
Reclassification adjustment for gains included in income	(147)	(1,854)	(2,109)	(6,259)

	(23,739)	88,064	(37,341)	37,246

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	252	(23,833)	127	(39,862)
Amounts reclassified to interest expense	—	—	—	616

	252	(23,833)	127	(39,246)

Minimum pension liability	—	—	(1,009)	—

Other comprehensive income (loss) before income taxes	(23,487)	64,231	(38,223)	(2,000)
Tax effect	8,223	(22,481)	13,407	700

Total other comprehensive income (loss)	$(15,264)	$41,750	$(24,816)	$(1,300)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended September 30, 2005 and 2004, 24 and 1,387 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2005 and 2004, 377 and 1,381 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income From Continuing Operations	$51,023	$46,148	$130,969	$126,301
Income From Discontinued Operations	—	—	—	18,725

Net income	$51,023	$46,148	$130,969	$145,026

Denominator:
Weighted-average common shares outstanding (basic)	107,236	105,479	106,443	97,298
Effect of non-vested restricted shares	15	—	11	—
Effect of stock options	1,180	929	1,166	999

Weighted-average common shares outstanding (diluted)	108,431	106,408	107,620	98,297

Earnings per share from Continuing Operations:
Basic	$0.48	$0.44	$1.23	$1.30
Diluted	0.47	0.43	1.22	1.28
Earnings per share from Discontinued Operations:
Basic	—	—	—	0.19
Diluted	—	—	—	0.19

Earnings per share:
Basic	$0.48	$0.44	$1.23	$1.49
Diluted	0.47	0.43	1.22	1.47

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2005, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Under the Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The Federal Reserve Board issued their final regulations on March 30, 2005 after evaluating whether these capital securities will continue as Tier I capital as a result of their deconsolidation under generally accepted accounting principals. The Federal Reserve Board has determined that these securities will continue to qualify as Tier I capital with specific limitations. The management of Sky Financial has evaluated these limitations and does not believe they will have a material effect on Sky Financial or Sky Bank’s Tier I capital.

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

					Required to be Well Capitalized Under Prompt Corrective Action Regulations
			Minimum Required For Capital AdequacyPurposes
	Actual
September 30, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,424,714	11.4%	$995,926	8.0%	$1,244,907	10.0%
Sky Bank	1,339,272	11.1	969,687	8.0	1,212,109	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,136,084	9.1%	$497,963	4.0%	$746,944	6.0%
Sky Bank	1,116,132	9.2	484,844	4.0	727,265	6.0

Tier 1 capital to average assets
Sky Financial	$1,136,084	7.8%	$585,895	4.0%	$732,369	5.0%
Sky Bank	1,116,132	7.7	579,905	4.0	724,882	5.0

			Minimum Required For Capital		Required to be Well Capitalized Under Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
December 31, 2004	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,386,672	11.7%	$946,057	8.0%	$1,182,571	10.0%
Sky Bank	1,247,822	10.8	920,487	8.0	1,150,608	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,096,089	9.3%	$473,028	4.0%	$709,542	6.0%
Sky Bank	1,027,903	8.9	460,243	4.0	690,365	6.0

Tier 1 capital to average assets
Sky Financial	$1,096,089	7.7%	$567,992	4.0%	$709,991	5.0%
Sky Bank	1,027,903	7.3	561,811	4.0	702,264	5.0

11. Goodwill and Intangible Assets

Goodwill at September 30, 2005 and December 31, 2004 was $514,970 and $475,258 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2005 and determined that goodwill was not impaired. During the second and third quarters of 2005, $37,678 of goodwill was recorded for the acquisition of Belmont and $4,766 for the acquisition of Benefit Design Agency. As these amounts were based on preliminary allocations of the assets and liabilities of Belmont and Benefit Design Agency, they are subject to change as the purchase price allocations are continued to be finalized.

Net other intangible assets at September 30, 2005 and December 31, 2004 were $67,828 and $71,674, respectively. These assets consist primarily of core deposit intangibles and are being amortized in accordance with Sky Financial’s policy. Amortization expense on finite–lived intangible assets is expected to be $15,001, $14,459, $13,432, $12,304 and $9,532 in 2005, 2006, 2007, 2008, and 2009 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three and nine months ended September 30, 2005 and 2004 is included in the following tables:

Three months ended September 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$132,353	$108	$(2,042)	$130,419
Provision for credit losses	8,725	—	—	8,725

Net interest income (loss) after provision	123,628	108	(2,042)	121,694
Non-interest income	34,184	18,085	(79)	52,190
Non-interest expense	81,730	14,032	636	96,398

Income from continuing operations before income taxes	76,082	4,161	(2,757)	77,486
Income taxes from continuing operations	26,109	1,791	(1,437)	26,463

Net income from continuing operations	$49,973	$2,370	$(1,320)	$51,023

Goodwill at July 1, 2005	$457,891	$47,453	$—	$505,344
Net activity	4,860	4,766	—	9,626

Goodwill at September 30, 2005	$462,751	$52,219	$—	$514,970

Average assets	$14,988,159	$87,720	$121,625	$15,197,504
Depreciation and amortization	8,206	152	344	8,702

Three months ended September 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$123,430	$146	$(1,060)	$122,516
Provision for credit losses	8,300	60	—	8,360

Net interest income after provision	115,130	86	(1,060)	114,156
Non-interest income	34,395	19,006	(654)	52,747
Non-interest expense	78,722	14,328	4,842	97,892

Income from continuing operations before income taxes	70,803	4,764	(6,556)	69,011
Income taxes from continuing operations	23,700	1,816	(2,653)	22,863

Net income from continuing operations	$47,103	$2,948	$(3,903)	$46,148

Goodwill at July 1, 2004	$152,214	$46,108	$—	$198,322
Net activity	247,984	50	—	248,034

Goodwill at September 30, 2004	$400,198	$46,158	$—	$446,356

Average assets	$14,306,087	$101,724	$115,338	$14,523,149
Depreciation and amortization	7,224	394	167	7,785

Nine months ended September 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$387,688	$293	$(5,555)	$382,426
Provision for credit losses	45,442	—	—	45,442

Net interest income (loss) after provision	342,246	293	(5,555)	336,984
Non-interest income	97,267	56,975	936	155,178
Non-interest expense	248,249	42,501	4,924	295,674

Income from continuing operations before income taxes	191,264	14,767	(9,543)	196,488
Income taxes from continuing operations	64,504	6,154	(5,139)	65,519

Net income from continuing operations	$126,760	$8,613	$(4,404)	$130,969

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	34,249	5,463	—	39,712

Goodwill at September 30, 2005	$462,751	$52,219	$—	$514,970

Average assets	$14,871,513	$85,637	$116,924	$15,074,074
Depreciation and amortization	25,292	525	1,069	26,886

Nine Months Ended September 30, 2004	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income	$329,255	$441	$(2,690)	$327,006
Provision for credit	25,810	235	—	26,045

Net interest income after provision	303,445	206	(2,690)	300,961
Non-interest income	91,508	53,009	1,248	145,765
Non-interest expense	213,804	39,839	5,050	258,693

Income from continuing operations before income taxes	181,149	13,376	(6,492)	188,033
Income taxes from continuing operations	60,904	5,305	(4,477)	61,732

Net income from continuing operations	$120,245	$8,071	$(2,015)	$126,301

Goodwill at January 1, 2004	$152,214	$33,645	$—	$185,859
Net activity	247,984	12,513	—	260,497

Goodwill at September 30, 2004	$400,198	$46,158	$—	$446,356

Average assets	$12,656,260	$97,010	$117,536	$12,870,806
Depreciation and amortization	17,771	918	549	19,238

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

Fair Value Hedges

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $235,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At September 30, 2005, Sky Financial had $3,493 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements.

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

Cash Flow Hedges

At September 30, 2005, Sky Financial had an amortizing interest rate swap to fix the rate on $20,000 of variable rate advances with the Federal Home Loan Bank of Cincinnati. Under the terms of the arrangement, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swap is considered to be highly effective. Accordingly, any change in the swap’s fair value is recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time value of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $164 and $165 in the first nine months of 2005 and 2004, respectively. No deferred gains or losses in accumulated other comprehensive income at September 30, 2005 are expected to be reclassified to earnings in 2005.

The following table presents the contract/notional and fair value amounts of derivative transactions that are part of Sky Financial’s hedging program at September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value
Interest rate swaps
Fair value hedges	$347,093	$1,328	$323,600	$8,912
Cash flow hedges	20,000	(128)	40,000	(1,186)
Interest rate caps	48,600	165	48,600	263

Derivative instruments	$415,693	$1,365	$412,200	$7,989

Interest Rate Swaps on Behalf of Customers

During the first nine months of 2005, Sky Financial entered into several commercial loan swaps in order to provide commercial loan customers the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a customer in addition to a swap agreement. This swap agreement effectively swaps the customers variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At September 30, 2005, Sky Financial had $57,622 of notional amount of such agreements.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the nine months ended September 30, 2005:

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2005	$2,504	$—	$690	$130	$3,324
Accruals charged to expense	401	222	82	448	1,153
Accruals from purchase accounting	1,704		626	15	2,345
Cash payments and other adjustments	(3,783)	(180)	(235)	(461)	(4,659)

Balance as of September 30, 2005	$826	$42	$1,163	$132	$2,163

The $1,153 ($749 after tax) of merger, integration and restructuring expense recorded in the first nine months of 2005 related to $122 ($79 after tax) of expense recorded in the third quarter of 2005 related to the pending acquisition of Falls Bank and additional Belmont acquisition costs and $1,031 ($670 after tax) of expense recorded in the second quarter of 2005 related to the acquisition of Belmont.

Sky Financial recorded $4,177 ($2,715 after tax) of merger, integration and restructuring expense during the nine month period ended September 30, 2004, of which $3,831 ($2,490 after tax) was recorded in the third quarter primarily related to the acquisition of Second Bancorp, and $346 ($225 after tax) was recorded in the first quarter for the sale of Sky Financial Solutions.

15. Commitments and Contingencies

Sky Financial is involved in litigation with three insurance companies who issued surety bonds on insurance policies as security for four related loans aggregating $29,877 at September 30, 2005. The subject loans are secured by pools of commercial leases, the payments under which are guaranteed by the surety bonds or insurance policies. Sky Financial is engaged in litigation with these insurance companies to enforce the payment obligations, as are a number of other banks nationwide. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable. However, the entire portfolio has been placed on non-accrual status pending outcome of the litigation. During the first nine months of 2005, Sky Financial collected cash payments totaling $3,999 related to these loans.

In October, 2004, Sky Financial was one of the named defendant lenders in a purported class action complaint seeking remedies related to the financing of watercraft by Second National Bank of Warren, a predecessor of Sky Bank. In the acquisition, Sky Financial assumed a portfolio of indirect boat loans originated through National Marine, Inc. In October, 2005, the parties to the litigation and Sky’s insurer reached an agreement in principle to settle the purported class action, including a full release of Sky. Sky does not believe that it has any material remaining contingent liability exposure associated with this matter. As part of the settlement, the plaintiffs agreed to assign to Sky their claims against National Marine and its insurers. Furthermore, Sky has submitted insurance claims against its insurer under policies with an aggregate limit of liability of $20 million for any amounts paid or released under these settlements as well as losses incurred on account of loans originated by National Marine not otherwise involved in the purported class action. In September, one of National Marine’s insurance carriers filed a declaratory judgment action regarding coverage relevant to the assigned claims.

Due to the uncertainty of realization of such insurance claims, no asset related to any potential claim for recovery has been recorded in the accompanying condensed consolidated financial statements. Any future insurance proceeds realized upon settlement of such claims will be recorded as non-interest income.

A schedule of significant commitments at September 30, 2005 follows:

Commitments to extend credit	$3,722,719
Standby letters of credit	277,050
Letters of credit	33,054

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended September 30, 2005 and 2004

Overview

For the third quarter of 2005, net income for Sky Financial was $51,023, or $0.47 per diluted share, up from $46,148 or $0.43 per diluted share for the third quarter of 2004. Sky Financial’s results of operations for the third quarter of 2005 reflected continued improvements in net interest margin and efficiency which contributed to the increased earnings over the third quarter of 2004.

For the third quarter of 2005, net interest income increased $7,903 over the third quarter of 2004, mainly due to the growth in assets attributable to organic growth and acquisitions, as well as an improved net interest margin. Non-interest revenues for the third quarter of 2005 were down $557 from the third quarter of 2005. This decline is principally attributed to a $1,707 decrease in gains on securities transactions and an $807 decrease in brokerage and insurance business. These decreases were mostly offset by a $966 increase in service charges and fees on deposit accounts, an $836 increase in mortgage banking revenue and a $519 increase in trust services income. The provision for credit losses increased $365, primarily due to a 4.5% increase in average interest earning assets, partially offset by lower net charge-offs during the quarter. Non-interest expenses decreased for the third quarter of 2005 by $1,494 from the third quarter of 2004 mainly due to higher merger, integration and restructuring expenses in the third quarter of 2004 from the acquisition of Second Bancorp. The decrease in merger, integration and restructuring expenses was partially offset by higher expenses as a result of the acquisitions of Belmont Bancorp in the second quarter of 2005 and Prospect Bancshares in the fourth quarter of 2004, along with the impact of five new financial centers over the last twelve months.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the third quarter ended September 30, 2005 and 2004 are summarized in the table below.

	Net Income (Loss)
Quarter Ended September 30,	2005	2004
Community Banking	$49,973	$47,103
Financial Services Affiliates	2,596	2,948
Parent and Other	(1,546)	(3,903)

Consolidated Total	$51,023	$46,148

The higher community banking net income in the third quarter of 2005 as compared to the same period of the previous year is mainly due to the impact of acquisitions and organic growth as well as an improved net interest margin. Partially offsetting the higher net interest income was higher non-interest expense in the third quarter of 2005, principally as a result of the acquisition of Belmont in the second quarter of 2005 and Prospect in the fourth quarter of 2004, and by slightly lower non-interest income. The lower non-interest income was primarily the result of a decrease in gains on sales of securities, offset by higher income from service charges and fees on deposits and higher mortgage banking income. The efficiency ratio for the community banking segment was 48.82% for the third quarter of 2005 compared to 49.60% in the third quarter of 2004. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income. The 2005 community banking results reflect a ROE of 13.16% and a ROA of 1.32% compared to 13.89% and 1.28%, respectively, in the third quarter of 2004.

The financial service affiliates’ net income decreased as compared to 2004 as a result of lower income from brokerage and insurance commissions, primarily as a result of softer market conditions. This decrease was partially offset by higher trust services income.

Parent and other include the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The lower net loss for parent and other results of operations from the prior year third quarter relate primarily to lower merger, integration and restructuring expenses retained by the parent in the third quarter of 2005.

Net Interest Income

Net interest income for the third quarter of 2005 was $130,419, an increase of $7,903 or 6.5% from $122,516 in the third quarter of 2004. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 4.5% from the third quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 6.4% over 2004’s volume during the same quarter, with organic growth contributing 4.2% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended September 30, 2005 and 2004 was 3.75 and 3.69%, respectively. The increase in the net interest margin reflects the benefits from rising short-term interest rates and pricing disciplines, despite the negative effects of a flattened yield curve and increasingly competitive markets.

The following table reflects the components of Sky Financial’s net interest income for the three months ended September 30, 2005 and 2004. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$30,680	$137	1.77%	$42,017	$149	1.41%
Federal funds sold	1,033	8	3.07	2,065	6	1.16
Securities	3,042,872	33,950	4.43	3,078,861	34,074	4.40
Loans and loans held for sale	10,819,022	179,128	6.57	10,169,939	145,446	5.69

Total interest-earning assets	13,893,607	213,223	6.09	13,292,882	179,675	5.38

Noninterest-earning assets	1,303,897			1,230,267

Total assets	$15,197,504			$14,523,149

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$1,490,071	1,478	0.39	$353,368	696	0.78
Savings deposits	2,561,953	12,294	1.90	4,014,051	7,670	0.76
Time deposits	5,031,124	41,470	3.27	4,337,033	28,814	2.64

Total interest-bearing deposits	9,083,148	55,242	2.41	8,704,452	37,180	1.70
Short-term borrowings	794,554	6,488	3.24	867,547	4,110	1.88
Junior Subordinated Debentures/ Trust Preferred Securities	189,509	3,138	6.57	182,288	2,308	5.04
Debt and FHLB advances	1,791,472	17,071	3.78	1,734,164	12,658	2.90

Total interest-bearing liabilities	11,858,683	81,939	2.74	11,488,451	56,256	1.95

Noninterest-bearing liabilities	1,826,040			1,644,685
Shareholders’ equity	1,512,781			1,390,013

Total liabilities and equity	$15,197,504			$14,523,149

Net interest income (tax equivalent basis)		$131,284			$123,419

Net interest rate spread (tax equivalent basis)			3.35%			3.43%

Net interest margin, (net interest income, taxable equivalent basis, to interest earning assets)			3.75%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $365 or 4.4% to $8,725 in the third quarter of 2005 compared to $8,360 in the third quarter of 2004. The higher provision for credit losses in the third quarter of 2005 was primarily due to a 4.5% increase in average interest earning assets, partially offset by lower net charge-offs during the quarter. Net charge-offs were $7,997 or 0.29% (annualized) of average loans during the three months ended September 30, 2005, compared to $8,106 or 0.32% (annualized) for the same period in 2004.

	September 30, 2005	December 31, 2004	September 30, 2004
Allowance for loan losses as a percentage of loans	1.41%	1.43%	1.44%
Allowance for loan losses as a percentage of non-performing loans	121.11%	105.32%	120.29%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $29,877 of non-performing loans backed by sureties.

Non-Interest Income

Non-interest income for the third quarter of 2005 was $52,190, a decrease of $557 or 1.1% from $52,747 for the third quarter of 2004. The change in non-interest income reflects the impact of a decrease in net securities gains and brokerage and insurance commissions, partially offset by an increase in service charges and fees on deposit accounts, trust services income and mortgage banking income.

Non-interest income growth areas were led by service charges, which recorded revenues of $14,786 during the third quarter of 2005, an increase of $966 or 7.0% from the same period in 2004, reflecting deposit growth from acquisitions. Trust services income for the third quarter of 2005 was $5,598, up $519 or 10.2% over the third quarter of 2004, primarily from organic growth. The assets under trust management have grown to $4.7 billion at September 30, 2005 from $4.0 billion at September 30, 2004. Brokerage and insurance commissions for the third quarter of 2005 were $13,896, down $807 or 5.5% from the third quarter of 2004 due to softer market conditions. Other income was down $364, or 3.5% from the third quarter of 2004 due to lower merchant processing income and lower income from bank owned life insurance policies, partially offset by higher check card fee income.

Mortgage banking income was $7,681 during the third quarter of 2005, an increase of $836 or 12.2%, due primarily to higher recapture of impairment charges as compared to the same period of 2004. The components of mortgage banking income for the third quarter of 2005 and 2004 are as follows:

	Three Months Ended September 30,	Three Months Ended September 30,
	2005	2004
Origination and sales revenue	$6,449	$6,436
Mortgage loan servicing income	3,841	4,037
Amortization expense	(3,684)	(3,213)
Impairment (charges) recoveries	1,075	(415)

Total	$7,681	$6,845

Non-Interest Expense

The decrease in non-interest expense is primarily attributed to higher merger, integration and restructuring expenses in the prior year third quarter as a result of the acquisition of Second Bancorp. Partially offsetting the decreased merger, integration and restructuring costs were additional costs incurred in 2005 as a result of the Belmont Bancorp acquisition in the second quarter of 2005 and Prospect Bancshares acquisition in the fourth quarter of 2004. Non-interest expense for the third quarter of 2005 was $96,398, a decrease of $1,494 or 1.5%, from $97,892 reported for the same quarter of 2004. Salary and other employee costs were $52,078, up $495 or 1.0% as compared to the third quarter of 2004 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $16,754, up $792 or 5.0% compared to the same period of 2004 and other operating expenses were $23,630, up $667 or 2.9% as compared to the third quarter of 2004, both due primarily to acquisitions. Amortization expense increased $261, or 7.3% from the third quarter of 2004 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $122 were recognized in the third quarter of 2005 related to the pending acquisition of Falls Bank. Charges of $3,831 were recognized in the third quarter of 2004 related to the acquisition of Second Bancorp. The efficiency ratio was 52.54% for the third quarter of 2005, down from 55.57% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Nine Months Ended September 30, 2005 and 2004

Overview

Income from continuing operations for the first nine months of 2005 was $130,969 or $1.22 per diluted share, versus $126,301 or $1.28 per diluted share in the first nine months of 2004. Sky Financial’s results from continuing operations for the first nine months of 2005 reflected higher net interest income as a result of increased assets from both acquisitions and organic growth and an increased net interest margin over the prior year period. Partially offsetting this increase was higher provision for credit losses, which totaled $45,442 compared to $26,045 in the first nine months of 2004. Sky Financial experienced higher credit losses in the first quarter of 2005; however, credit losses returned to lower levels during the second and third quarters of 2005. Sky Financial expects credit losses to be more consistent with prior historical levels in future quarters and does not believe that the first quarter credit losses were indicative of any systemic credit issue.

For the first nine months of 2005, net income for Sky Financial was $130,969, or $1.22 per diluted share, down from $145,026 or $1.47 per diluted share for the first nine months of 2004. The first nine months of 2004 net income was increased by the after-tax net income from discontinued operations of $18,725, or $0.19 per diluted share, which included a gain from Sky Financial’s sale of its dental finance unit as discussed further below.

For the first nine months of 2005, net interest income increased $55,420 over the first nine months of 2004, mainly due to the growth in assets attributable to organic growth and acquisitions, as well as an increase in the net interest margin of 3 basis points as compared to the prior year period. With the expansion from acquisitions throughout 2004 and 2005 and the growth of fee-based businesses, non-interest income increased $9,413. The major components of the increase in non-interest income included a $6,422 increase in service charges and fees on deposit accounts, a $3,122 increase in trust services income and a $2,192 increase in insurance commissions. The increases were partially offset by decreases in net securities gains. The provision for credit losses increased $19,397, primarily due to higher net charge-offs, primarily from two large commercial credits and the sale of a group of non-performing consumer loans in the first quarter. Non-interest expenses increased for the first nine months of 2005 by $36,981 over the first nine months of 2004 mainly due to the acquisitions of Belmont Bancorp in the second quarter of 2005 and Second Bancorp, Prospect Bancshares and two insurance agencies in 2004, along with the impact of five new financial centers over the last twelve months.

Sky Financial sold Sky Financial Solutions, its dental finance operation during the first quarter of 2004. The operating results of Sky Financial Solutions have been presented as income from discontinued operations for the first nine months of 2004. Income from discontinued operations, including the gain on the sale, resulted in earnings of $0.19 per diluted share during the first nine months of 2004.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the nine months ended September 30, 2005 and 2004 are summarized in the table below.

	Net Income (Loss)
Nine Months Ended September 30,	2005	2004
Community Banking	$126,760	$120,245
Financial Services Affiliates	8,839	8,071
Parent and Other	(4,630)	(2,015)

Consolidated Total	$130,969	$126,301

The higher community banking net income in the first nine months of 2005 as compared to the same period of the previous year is mainly due to higher net interest income as a result of the impact of acquisitions and organic growth and a higher net interest margin, partially offset by higher provision for credit losses. Higher non-interest income over 2004 was primarily the result of higher service charges and fees on deposits and increased other income. These increases were partially offset by a decrease in gains on sales of securities. Operating expenses increased over the prior year period as a result of the acquisitions. The efficiency ratio for the community banking segment was 50.93% for the first nine months of 2005 compared to 50.81% in the first nine months of 2004. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income. The 2005 community banking results reflect a ROE of 11.61% and a ROA of 1.14% compared to 14.77% and 1.24%, respectively, in the first nine months of 2004.

The financial service affiliates’ net income increased as compared to 2004 from acquisitions in brokerage and insurance commissions and acquisitions and growth in the trust services area.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The higher net loss for parent and other results of operations from the prior year first nine months relate primarily to higher interest expenses retained by the parent.

Net Interest Income

Net interest income for the first nine months of 2005 was $382,426, an increase of $55,420 or 16.9% from $327,006 in the first nine months of 2004. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 16.0% from the first nine months last year from a combination of organic growth and acquisitions. Average loans for the first nine months increased 17.0% over 2004’s volume during the same period, as a result of both organic growth and acquisitions. Sky Financial’s net interest margin for the nine months ended September 30, 2005 and 2004 was 3.72% and 3.69%, respectively.

The following table reflects the components of Sky Financial’s net interest income for the nine months ended September 30, 2005 and 2004. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$34,429	$471	1.83%	$37,418	$324	1.16%
Federal funds sold	1,403	17	1.62	2,703	20	0.99
Securities	3,058,160	101,736	4.45	2,701,042	88,100	4.36
Loans and loans held for sale	10,730,126	507,250	6.32	9,178,960	389,942	5.67

Total interest-earning assets	13,824,118	609,474	5.89	11,920,123	478,386	5.36

Assets of discontinued operations	—			432,839
Noninterest-earning assets	1,249,956			827,719

Total assets	$15,074,074			$13,180,681

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$1,457,426	3,742	0.34	$277,384	1,429	0.69
Savings deposits	2,671,271	32,989	1.65	3,710,157	19,991	0.72
Time deposits	4,818,002	111,481	3.09	3,905,584	79,860	2.73

Total interest-bearing deposits	8,946,699	148,212	2.21	7,893,125	101,280	1.71
Short-term borrowings	867,071	19,134	2.95	881,539	13,394	2.03
Junior Subordinated Debentures/ Trust Preferred Securities	189,678	8,809	6.21	170,261	6,147	4.82
Debt and FHLB advances	1,834,531	48,400	3.53	1,322,456	27,993	2.83

Total interest-bearing liabilities	11,837,979	224,555	2.53	10,267,381	148,814	1.94

Liabilities of discontinued operations	—			405,903
Noninterest-bearing liabilities	1,764,210			1,345,186
Shareholders’ equity	1,471,885			1,162,211

Total liabilities and equity	$15,074,074			$13,180,681

Net interest income (tax equivalent basis)		$384,919			$329,572

Net interest rate spread (tax equivalent basis)			3.36%			3.42%

Net interest margin, (net interest income, taxable equivalent basis, to interest earning assets)			3.72%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $19,397 or 74.5% to $45,442 in the first nine months of 2005 compared to $26,045 in the first nine months of 2004. The higher provision for credit losses in the first nine months of 2005 was due to higher net charge-offs in the first quarter of 2005, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $45,562 or 0.57% (annualized) of average loans during the nine months ended September 30, 2005, compared to $25,073 or 0.37% (annualized) for the same period in 2004. Sky Financial experienced higher credit losses in the first quarter of 2005; however, credit losses returned to lower levels during the second and third quarters of 2005. Sky Financial expects credit losses to be more consistent with prior historical levels in future quarters and does not believe that the first quarter credit losses were indicative of any systemic credit issues. For the last quarter of 2005, Sky Financial expects net charge off’s to be below 0.35% and for the full year to be below 0.55% of total average loans.

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $29,877 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in net securities gains. Non-interest income for the first nine months of 2005 was $155,178, an increase of $9,413 or 6.5% from $145,765 for the first nine months of 2004.

Non-interest income growth was most significant in service charges, which recorded revenues of $40,991 during the first nine months of 2005, an increase of $6,422 or 18.6% from the same period in 2004, reflecting deposit growth from acquisitions. Trust services income for the first nine months of 2005 was $16,407, up $3,122 or 23.5% over the first nine months of 2004, primarily from organic growth. The assets under trust management have grown to $4.7 billion at September 30, 2005 from $4.0 billion at September 30, 2004. Brokerage and insurance commissions for the first nine months of 2005 were $44,654, up $2,192 or 5.2% from the first nine months of 2004 due mostly from acquisitions. Other income increased $1,636, or 5.4% from the first nine months of 2004 due to higher income from check card and ATM fees as well as higher income from bank owned life insurance premiums. These increases were partially offset by lower gains on sales of SBA and other commercial loans in 2004 and lower merchant processing income in 2005.

Mortgage banking income was $19,360 during the first nine months of 2005, an increase of $191 or 1.0%, due primarily to higher recapture of impairment charges and higher loan servicing income. These increases were mostly offset by decreased volumes as compared to the same period of 2004. The components of mortgage banking income for the first nine months of 2005 and 2004 are as follows:

	Nine Months Ended September 30,	Nine Months Ended September 30
	2005	2004
Origination and sales revenue	$17,648	$19,153
Mortgage loan servicing income	11,424	9,948
Amortization expense	(10,694)	(9,629)
Impairment (charges) recoveries	982	(303)

Total	$19,360	$19,169

Non-Interest Expense

The change in non-interest expense is primarily attributed to additional costs as a result of the Belmont Bancorp acquisition in the second quarter of 2005 and the Second Bancorp and Prospect Bancshares acquisitions in the second half of 2004. Non-interest expense for the first nine months of 2005 was $295,674, an increase of $36,981 or 14.3%, from $258,693 reported for the same period of 2004. Salary and other employee costs were $158,045, up $17,624 or 12.6% as compared to the first nine months of 2004 due to an increase in full time equivalent employees, mostly from acquisitions. Occupancy and equipment costs were $51,193, up $8,921 or 21.1% compared to the same period of 2004 and other operating expenses were $74,305, up $9,885 or 15.3% as compared to the first nine months of 2004, both due primarily to acquisitions. Amortization expense increased $3,575, or 48.3% from the first nine months of 2004 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $1,153 were recognized in the first nine months of 2005 related to the pending acquisition of Falls Bank and the acquisition of Belmont Bancorp. Charges of $4,177 were recognized in the first nine months of 2004 due to the acquisition of Second Bancorp and the sale of Sky Financial Solutions. The efficiency ratio was 54.74% for the first nine months of 2005, up from 54.42% for the same period last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Income Taxes

The provision for income taxes for the first nine months of 2005 increased $3,787 to $65,519 from $61,732 for the same period in 2004. The effective tax rate for the nine months ended September 30, 2005 was 33.3% as compared to 32.8% for the nine months ended September 30, 2005 and the year ended December 31, 2004. The increase in the effective rate was mainly due to higher pretax earnings from continuing operations in 2005 which resulted in a smaller impact of permanent differences on the reduction of the effective rate from the statutory rate.

Balance Sheet

At September 30, 2005, total assets were $15,336,965, an increase of $392,542 from December 31, 2004, due primarily to the acquisition of Belmont Bancorp on June 1, 2005. Belmont Bancorp is the holding company of Belmont National Bank, a $297,000 bank headquartered in St. Clairsville, Ohio. In addition to the assets provided by the acquisition, loans increased by approximately $133,000 due to organic growth. The increase from the acquisition and loan growth was partially offset by decreases in securities available for sale of $39,696.

The net growth in assets was funded partially by growth in total deposits, up $503,203, of which approximately $229,000 related to acquisitions and the remaining $274,000 due to organic growth. Debt decreased $222,022, due to payments on repurchase agreements and federal funds purchased, partially offset by increases on FHLB advances.

Shareholders’ equity totaled $1,515,914 at September 30, 2005, increasing $44,959 from December 31, 2004. Common stock increased $57,685, due mostly to shares issued to acquire Belmont Bancorp and Benefits Design Agency and due to stock option exercises. Treasury stock increased by $48,897, mainly due to the repurchase of shares during the first nine months of 2005. Net retained earnings (net income less cash dividends) at September 30, 2005 totaled $404,528 as compared to $343,541 at December 31, 2004. The increase is due to the net income for the first nine months, less dividends paid. Accumulated other comprehensive income (loss) decreased by $24,816, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30,	December 31,	September 30,
	2005	2004	2004
Non-accrual loans	$126,131	$143,207	$122,050
Restructured loans	495	541	556

Total non-performing loans	126,626	143,748	122,606
Other real estate owned	14,700	10,055	11,924
Non-performing investments	10,299	11,705	11,705

Total non-performing assets	$151,625	$165,508	$146,235

Loans 90 days or more past due and still accruing interest	$24,424	$16,243	$17,183
Non-performing loans to total loans	1.16%	1.35%	1.19%
Non-performing assets to total loans plus other real estate owned	1.39	1.56	1.42
Allowance for loan losses to total non-performing loans	121.11	105.32	120.29
Loans 90 days or more past due and not on non-accrual to total loans	.22	.15	.17

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $157,818 and $159,157 at September 30, 2005 and December 31, 2004, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the nine months ended September 30, 2005, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $7,931. The amount actually collected and recorded, as interest income for these loans, was $752.

Included in non–accrual loans are $29,877 at September 30, 2005 and $34,400 at December 31, 2004 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

Investment securities aggregating $10,299 were classified as non–performing. Sky Financial is not accruing income on these securities.

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance of allowance at beginning of period	$152,543	$125,661	$151,389	$124,943

Loans charged-off:
Real estate	(3,331)	(2,144)	(15,803)	(6,542)
Commercial and agricultural	(2,394)	(3,209)	(22,949)	(10,169)
Installment and credit card	(4,943)	(4,799)	(14,266)	(14,239)
Other loans	(49)	(23)	(214)	(70)

Total loans charged-off	(10,717)	(10,175)	(53,232)	(31,020)

Recoveries
Real estate	275	698	1,774	1,567
Commercial and agricultural	1,047	248	1,702	991
Installment and credit card	1,331	1,123	3,931	3,389
Other loans	67	—	263	—

Total recoveries	2,720	2,069	7,670	5,947

Net loans charged-off	(7,997)	(8,106)	(45,562)	(25,073)
Provision for credit losses	8,725	8,360	45,442	26,045
Reserve of acquired institution	—	21,564	2,361	21,564
Transfer (to) from allowance for unfunded commitments and letters of credit	80	—	(279)	—

Balance of allowance at end of period	$153,351	$147,479	$153,351	$147,479

Ratio of net charge-offs to average loans outstanding	0.29%	0.32%	0.57%	0.37%

At September 30, 2005, an allowance for unfunded commitments and letters of credit of $279 was included in accrued interest payable and other liabilities.

As a result of the acquisition of Belmont Bancorp in the second quarter of 2005, Sky Financial transferred $2,361 of allowance for credit losses related to loans that were not subject to the guidance provided under SOP 03-3.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of September 30, 2005 and December 31, 2004 (certain amounts from prior year have been reclassified to conform to current year presentation).

	September 30,	December 31
	2005	2004
Specific:
Real estate	$3,825	$3,860
Commercial, financial and agricultural	9,777	4,054
Construction	240	—

Sub-total	13,842	7,914
General
Construction	5,281	4,720
Real estate	54,410	55,332
Commercial, financial and agricultural	45,578	46,441
Installment and credit card	22,568	26,437

Sub-total	127,837	132,930

Total allocated	141,679	140,844
Unallocated	11,672	10,545

Total	$153,351	$151,389

The following table gives the percent of loans in each category to total loans:

	September 30,	December 31,
	2005	2004
Construction	8.6%	8.0%
Real estate	58.1	60.3
Commercial, financial and agricultural	26.5	24.1
Installment and credit card	6.8	7.6

Total	100.0%	100.0%

As part of its commercial loan portfolio, Sky Financial engages in financing pools of loans with a specialty consumer finance company. Sky Financial currently has over 300 pools in this portfolio type. These pools are made up of almost exclusively 1-4 family residential mortgage loans located throughout the country that have some type of impairment associated with them.

The risk associated with this type of loan pool is mitigated through a discounted purchase, a higher coupon rate and typically a strong element of recent payments for a period of time, prior to purchase.

The outstanding loans in this portfolio are less than 10% of Sky’s total loan portfolio. These loan pools have been a quality source of Sky Financials core loan business for a number of years, and Sky Financial expects to continue this financing arrangement.

Discontinued Operations

Net income from discontinued operations was $18,725 during the first nine months of 2004 due primarily to the gain recognized from the sale of Sky Financial Solutions. The Sky Financial Solutions sales agreement contains a contingency based upon future charge-offs between Sky Financial and the acquirer that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this contingency will have a significant impact on future earnings, cash flows, or financial position.

Banking System Upgrade

During the fourth quarter of 2005, Sky Financial will be installing an upgraded version of its Fiserv Comprehensive Banking System (CBS), its core processing system. The upgraded software will provide product support enhancements that will allow Sky Financial to be more competitive in product offerings while increasing the efficiency of the support process. These positive changes include a major rewrite of the dealer reserve functionality used by indirect lending, a step rate certificate product, and expanded service charge functionality that will increase the flexibility in our commercial checking analysis options. In addition, many smaller changes allow more efficient access to data, reduction of manual tasks, and an increase in system performance.

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of September 30, 2005, a total of $3,436,503 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial expects that a significant portion of the scheduled maturities will be retained throughout 2005 and into the second quarter of 2006. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2005, securities and other short term investments with maturities of one year or less totaled $15,734. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $604,182 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2005, the banking subsidiary had total credit availability with the FHLB of $1,849,239 of which it had outstanding borrowings of $1,610,186.

During the second quarter of 2005, Sky Financial renegotiated an agreement with non-affiliated financial institutions which enabled Sky Financial to borrow up to $100,000 through May 26, 2006. At September 30, 2005, Sky Financial had no outstanding borrowings under this agreement.

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

A schedule of significant commitments at September 30, 2005 follows:

Commitments to extend credit	$3,722,719
Standby letters of credit	277,050
Letters of credit	33,054

During September 2004, Sky Financial’s Board of Directors authorized the company to repurchase up to two million shares of common stock in the open market for a twelve month period. Sky Financial has purchased 1,784,000 in the nine months ended September 30, 2005. As of September 30, 2005, Sky Financial has 103,000 remaining under the authorization to repurchase shares.

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $227,091 at September 30, 2005.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At September 30, 2005, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a positive 106.3% for six months and a slightly negative at 98.7% for one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at September 30, 2005 and December 31, 2004. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 and 200 basis points. Down 300 basis points was not measured due to the low probability of such a decline.

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

	September 30,	ALCO Guidelines
	2005	Max	Min
Six Month	106.3%	125%	95%
Twelve Month	98.7%	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	September 30,	December 31,	ALCO
	2005	2004	Guidelines
One Year Net Interest
Income Change
+300 Basis points	2.8%	3.3%	—%
+200 Basis points	2.0	2.6	(10.0)
+100 Basis points	0.9	1.4	(5.0)
-100 Basis points	(2.5)	(2.3)	(5.0)
-200 Basis points	(7.0)	N/A	(10.0)

Economic Value of Equity
+300 Basis points	(17.0)	(14.6)	—
+200 Basis points	(10.7)	(8.7)	(15.0)
+100 Basis points	(4.8)	(3.8)	(10.0)
-100 Basis points	2.7	1.1	(10.0)
-200 Basis points	2.5	N/A	(15.0)

The projected volatility of net interest income and the economic value of equity at September 30, 2005 and December 31, 2004 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At September 30, 2005, the fair values of Sky Financial’s derivative arrangements aggregated $1,365 on contracts with notional amounts of $415,693.

Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of September 30, 2005, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank and two of its predecessor banks provided financing to a commercial borrower and its affiliated entities for the purchase of six separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. These loans, with a current outstanding balance of $29.8 million, are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

Upon default of these commercial loans, Sky Bank (and its predecessors) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI, and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky and its predecessors filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. In October, 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

The key defense of the Sureties in denying Sky Bank’s claims under the surety bonds is that they were fraudulently induced by the originator of the commercial leases to issue the surety bonds in the first instance. The Sureties have also asserted related defenses that the underlying equipment leases are invalid, usurious, or otherwise unenforceable. Sky Bank believes that none of these defenses can defeat Sky Bank’s claims under the surety bonds, which, in the view of Sky Bank, provide for absolute and unconditional guarantees of payment. Moreover, Sky Bank believes that the Sureties are responsible to Sky Bank, as the Obligee or Named Insured under the bonds, for the underwriting of the lessees and leases, including all issues of fraud, and that the Sureties waived any defense of fraud to claims under the bonds.

On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. On August 19, 2005, the MDL Court issued two orders relating to the Motions. The first order granted the Motion with respect to Sky Bank’s insurance policies with IU, finding that the bank is the obligee under the contracts and that IU is precluded from asserting the defense of fraudulent inducement. The current outstanding balance of loans secured by IU policies is $5.1 million, and the amount owned by IU under the IU policies, including prejudgment interest, is $9.0 million. Sky expects to move for entry of a partial final judgment on this order. The second order denied the banks Motion with respect to the surety bonds issued by Royal and RLI, indicating that the resolution of the claims requires examination of evidence beyond the limited materials the MDL Court is permitted to consider in the Motion. The current outstanding balance of the loans secured by Royal and RLI surety bonds is $24.8 million. Sky expects to proceed with amending its complaint and preparing for trial. Following the issuance of the orders, the case has been temporarily stayed pending the issuance of a revised scheduling order, and the MDL Court is referring the parties to mediation.

Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the Sureties. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds. While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of these pending legal proceedings will materially affect the consolidated financial position or results of operations of Sky Financial.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs *
August 1, 2005 – August 31, 2005	870	$23.87	1,897,106	102,894
September 1, 2005 – September 30, 2005	115	23.43	1,897,221	102,779

Total	985	$23.82	1,897,221	102,779

*	During September 2004, the Board of Directors of Sky Financial Group, Inc. authorized the company to purchase up to two millions shares of common stock in the open market for a period of twelve months.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Informat ion

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 14 of Sky Financial’s Form 10-Q for September 30, 2005.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer.

(32.2)*	Section 1350 Certification of Chief Financial Officer.

(b)	Reports on Form 8-K

On July 19, 2005, the registrant filed a current report on Form 8-K dated July 19, 2005, announcing its earnings for the three and six month periods ended June 30, 2005.

On September, 2005, the registrant filed a current report on Form 8-K dated September 15, 2005 providing an investor presentation and announcing that Marty Adams, Chairman, President and Chief Executive Officer and Kevin Thompson, Chief Financial Officer, presented at the Lehman Brothers Financial Services Conference in New York City on September 15, 2005.

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

DATE: October 28, 2005
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 14 of Sky Financial’s Form 10-Q for September 30, 2005.

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