Form 10-K
period 2005-12-31
SKY FINANCIAL GROUP INC
filed 2006-02-23
CIK 855876

2005 Annual Report

Sky Financial Group, Inc.

Sky

2005 Annual Report

Sky Financial Group, Inc.

Financial Highlights

(Dollars in thousands, except per share data)

	2005	2004	Percent Change
For the Year
Income from continuing operations	$182,191	$175,200	4.0%
Net income	182,563	194,355	(6.1)
From Continuing Operations
Return on average assets	1.20%	1.31%	–
Return on average common equity	12.25%	14.24%	–
Per Common Share Data
Basic
Income from continuing operations	$1.71	$1.76	(2.8)%
Net income	1.71	1.95	(12.3)
Diluted
Income from continuing operations	$1.69	$1.74	(2.9)%
Net income	1.69	1.93	(12.4)
Dividends	0.89	0.85	4.7%
Book value at year end	14.35	13.77	4.2
At Year End
Assets	$15,683,291	$14,944,423	4.9%
Loans	11,149,222	10,616,118	5.0
Deposits	10,755,676	10,351,591	3.9
Shareholders’ equity	1,553,877	1,470,955	5.6

Quarterly Financial Highlights
	First	Second	Third	Fourth
2005
Net interest income	$124,007	$128,000	$130,419	$132,226
Provision for credit losses	30,823	5,894	8,725	6,807
Income from continuing operations	30,719	47,786	50,345	53,341
Income from discontinuing operations	–	–	–	372
Net income	30,719	47,786	50,345	53,713
Basic per share
Income from continuing operations	0.29	0.45	0.47	0.49
Net income	0.29	0.45	0.47	0.50
Diluted per share
Income from continuing operations	0.29	0.45	0.46	0.49
Net income	0.29	0.45	0.46	0.49
2004
Net interest income	$101,803	$102,687	$122,516	$124,305
Provision for credit losses	6,665	11,020	8,360	11,615
Income from continuing operations	39,952	40,201	46,148	48,899
Net income	58,677	40,201	46,148	49,329
Basic per share
Income from continuing operations	0.43	0.43	0.44	0.46
Net income	0.63	0.43	0.44	0.47
Diluted per share
Income from continuing operations	0.42	0.43	0.43	0.46
Net income	0.62	0.43	0.43	0.46

Dear Fellow Shareholder:

n  2005, Sky Financial Group demonstrated its strength by rising to meet challenges. With our disciplined approach and focus on our strategic priorities, we again produced solid financial results, despite a rising interest rate environment and uncharacteristically higher credit costs. This was accomplished by emphasizing expense control and strengthening our credit management to supplement our revenue growth strategies.

Looking toward our growth in 2006 and beyond, we are extremely excited about the opportunity to expand our franchise into the Indianapolis, Indiana, market with our pending acquisition of Union Federal Bank. Indianapolis is a growing city that fits well within our footprint and metro market strategy.

As we expand into new markets, we further enhance the Sky franchise by upholding our proven model of regional decision making driven by our five strategic priorities: organic growth, fee-based income, organizational synergies, sound asset quality and prudent acquisitions. Using the Sky Trek sales and service process, our regionally-empowered professionals attract, cultivate and retain more clients than ever before, putting us in prime position to realize our vision of Sky becoming the premier financial institution in the Midwest.

2005 Performance

Our commitment to profitable growth and high performance was clearly reflected in our 2005 results. Sky’s growth generated total revenues of $726 million for the year - up 11% - with $11.1 billion in loans and $10.8 billion in deposits by year-end. Despite rising rates and a flat yield curve, our net interest margin improved to 3.73% for the year compared to 3.69% in 2004.

As for our fee-based businesses, Sky Trust revenues grew 20%, and our investment sales gained 26%. Despite a soft insurance market, Sky Insurance had a solid year with commissions increasing by 5%. Mortgage banking revenues held steady on originations of $1.3 billion, despite continuing economic challenges on regional and national levels.

Even while growing, Sky upheld our disciplined practices surrounding efficiency and asset quality. Our operating efficiency ratio, including the integration costs of two bank mergers, remained superior to peers at 54.85%, demonstrating our strong expense control culture. While the ratio of net credit losses to average total loans rose to .57% in 2005 – versus .37% last year – the level of non-performing loans was significantly reduced during the year, declining from 1.35% of total loans to 1.07% at year-end 2005.

ur 2005 net income was $1.69 per share, reflecting a strong finish to the year after the impact of atypical credit losses in the first quarter, but not reaching the level achieved in 2004, which was bolstered by a gain from Sky’s sale of its dental finance unit, Sky Financial Solutions. Importantly, our 2005 earnings results also included the first-time expense of stock options due to our adoption of the accounting standard FAS No. 123(R) Share-Based Payment.

Most importantly, Sky’s three-year total return to shareholders of 54% has outperformed our peers and is a clear indicator of the validity of our goals, strategies and decisions.

Cultivating Our Client Base

At Sky, our highest priority remains that of organic growth. The catalyst for that growth lies in our sales and service model, Sky Trek, which empowers our professionals, tracks their progress and rewards their achievements. Regional management teams make lending decisions, set competitive pricing and implement service initiatives based upon the needs of their markets, while sales professionals make referrals for fee-based products and services. The result is superior client service by the most efficient means possible.

It is this service excellence that enables us to retain and cultivate existing clients while attracting new business. The 2005 Sky Trek campaign “Under One Sky” emphasized internal referrals among sales and support units to match client needs with Sky’s products and services. This integration and partnership leveraged the full force of the Sky organization to deliver more than 762,000 referrals, representing a 12% increase from 2004.

The success of “Under One Sky” was also driven by our increase in proactive sales and service techniques. During 2005, our regional sales force initiated and completed more than 738,000 tele-consulting contacts with clients – a 30% increase from the previous year. Sky professionals employed another proven sales tool, the financial needs analysis profile (FiNAP), to identify our clients’ current and future needs for Sky’s financial services. In 2005, our staff increased the number of completed FiNAPs by 26%.

The Sky Trek philosophy stresses growth not only by serving more clients, but also by serving existing clients more. This year, the number of households new to Sky grew 17%, and the number of net, new checking accounts increased by 10%. Likewise, our sales team increased the number of households with 2 to 3 services by 7%, and the number of households with four or more services grew by more than 16%.

“Under One Sky” also prompted fee-based growth in the areas of trust, investment sales and commercial fee revenue. Notably, Sky Trust reported $4.8 billion in assets in 2005 and a 20% annualized growth in revenue. In August 2005, John S. Gulas became president and CEO for Sky’s wealth management business. John and his team will be focused on increasing client relationships within private banking, asset management, trust administration, retirement planning and retail brokerage services in order to continue their growth.

Sky Insurance products presented yet another area of organic growth opportunity, as referrals to and from our insurance and bank units alone posted an increase of more than 400% in 2005. Sky Insurance continues its targeted acquisition strategy to consolidate multiple agencies under the Sky brand and grow its franchise. During 2005, Sky Insurance earned $55 million in commissions and acquired three new agencies, which will support and expand this division’s expertise and marketability.

Driving Growth

In 2005, Sky grew to $15.7 billion in assets and expanded our delivery channels to 290 financial centers and more than 300 ATMs in Ohio, Pennsylvania, Michigan, Indiana and West Virginia.

In June, we completed the acquisition of Belmont Bancorp (Bridgeport, Ohio). This acquisition included Belmont National Bank, a $297 million commercial bank with 12 full-service branches located in Belmont, Harrison and Tuscarawas counties in Ohio and Ohio County in West Virginia. Belmont complemented our presence in the Ohio Valley Region and allowed Sky to expand in the Wheeling, West Virginia, market.

In December, Sky acquired Falls Bank (Stow, Ohio), gaining $83.6 million in assets and adding two full-service branches to our Western Reserve Region. The acquisition of Falls Bank was strategically aligned with our expansion into the growth market of Akron/Canton. Falls Bank also enhanced our focus on superior client service and local decision-making.

In early February 2006, Sky announced its pending acquisition of Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, in Ft. Wayne, Indiana. Union Federal is the fourth largest bank in Indianapolis and operates 44 full-service banking centers. Sky will acquire only Waterfield’s retail and commercial banking business, which is conducted primarily through Union Federal Bank.

Indianapolis - much like Columbus - is a growing Midwestern metropolitan market that offers a wealth of opportunity for our company. Union Federal fits well with Sky’s regional philosophy and culture of service. Upon completion of the merger, the Union Federal banking structure will become Sky’s ninth region with its own regional board, regional president and leadership team. Waterfield’s insurance affiliate, Waterfield Insurance Agency, will later be integrated with Sky Insurance. After the closing of this transaction, 40% of Sky’s deposits will be held in the major metro markets in our footprint.

During 2005, Sky Insurance acquired three companies, adding to our presence in target markets, our expertise and our client base. In August, B.K.M.’s Benefit Design Agency of Ohio, Inc. (Findlay, Ohio) merged into Sky Insurance and added valuable expertise about employee benefits that complemented and enhanced our existing business in Northwest Ohio.

In October, Sky Insurance acquired two agencies in Wooster, Ohio, both of which helped bolster our presence near the Akron/Canton market - a target growth area for Sky Insurance. Becker-McDowell Agency, Inc., a well respected employee benefits agency, was one of the region’s top insurers, and Steiner Insurance Agency’s expertise included property and casualty insurance, which coordinated with our expanding opportunities for commercial clients.

In January 2006, Sky Insurance acquired the Peter B. Burke Insurance Agency in Pittsburgh, Pennsylvania, which added property, casualty and surety services to our existing presence in that metro market.

Each of these acquisitions is a result of our established growth strategy. They have all met the high standards set forth to ensure a strong fit of philosophies and services. We will continue to build the Sky franchise by seeking similar opportunities in the growing metropolitan areas of the Midwest, while maintaining our financial discipline.

Maximizing Efficiencies

ky is dedicated to providing the highest quality services and products to our clients, while maximizing our efficiency and profitability. Technological tools can help us accomplish both goals, and 2005 held several major technological consolidations and advancements for the company. The first of these was the establishment of a new processing platform for all of Sky’s Automated Teller Machines (ATMs). Not only did this consolidation reduce expenses in core information processing, but our ATMs now have a standard screen presentation and transaction processing capabilities for all clients. As a part of this installation, we also consolidated all ATM and CheckCard processing under one system. This provides enhanced fraud protection, management reporting improvements and improved client service capabilities.

In the second quarter of 2005, Sky opened a centralized item processing facility in Brecksville, Ohio, which enhanced our client service and improved our processing efficiencies. Through the upgraded platform, we completely integrated item processing and image archive capabilities and improved our fraud detection features. Brecksville is now the primary site for our item and remittance processing services, which allows us to offer our clients a broader range of image-based services, including the new Check 21 check image technology. The facility also provides enhanced processing capabilities including positive pay, controlled disbursement, a more robust image archive to support client needs, and integrated wholesale and retail lockbox processing.

In the summer of 2005, we introduced a new suite of business online banking products with extensive cash management features. With this new online platform, Sky is able to focus on new potential online commercial banking clients from small businesses to large corporations. For our small to mid-market business segment - our core commercial client base - our new online product provides real-time views of financial position, tools to maximize cash flow, online lockbox images, positive pay, bill pay and online ACH tax payments. For our larger corporate clients, we can now offer a powerful payment engine, advanced entitlements, an extended wire payments module and reporting tools for managing the cash position of even the most complex operation.

These technology improvements were among Sky’s organizational synergy initiatives and expense control measures that were vital to improving our financial performance throughout the year. Helping to lead these technological implementations is our change management office. This area uses disciplined approaches and standard practices to assure the successful completion of our strategic initiatives. In addition, all employees at Sky are encouraged to provide process improvement plans and to examine areas in which their departments or offices can save money. This past year, literally hundreds of expense control initiatives were implemented throughout the company.

Efforts at every level of the organization contributed to our superior efficiency ratio, even as we expanded through organic growth and acquisitions.

Maintaining Asset Quality

At Sky, strong asset quality has always been one of our strategic priorities and a characteristic strength of our company. While our net charge-offs for the year increased due to first quarter credit losses; primarily from two large commercial credits and the sale of a group of non-performing real estate loans; our credit management remains strong and focused.

We were pleased with the significant reduction in non-performing loans accomplished during the year, and we are confident that our conservative credit culture and prudent lending procedures that have historically led to sound asset quality will continue to support our growth strategies in 2006 and beyond.

Refining Strategic Priorities

While Sky’s focus on our five strategic priorities has been a proven catalyst for success since Sky’s formation, our vision and strategy requires regular review and refinement to help us improve and grow. In 2006, to enhance our strong position, we are committed to improving client satisfaction, organizational talent and internal efficiency.

To maximize our client base, Sky must not only increase the number of clients who are satisfied with our service, but also decrease the number of clients who leave the organization. To achieve our goal of superior levels of client satisfaction, we will improve our already successful Sky Trek sales and service model. New initiatives will focus on extensive training and strong support for all Sky employees, as well as improved measurement tools. With Sky Trek, our staff will be more equipped and motivated to provide the excellent client service that attracts and retains clients, thus driving our organic growth.

Highly talented employees at all levels of the organization are integral to achieving our strategic goals and performance commitments. In order to maintain excellence among our staff, we continue to develop a competitive, rewarding and effective work environment. This includes aggressive recruitment, internal advancement opportunities and effective staffing levels. These initiatives - in collaboration with our commitment to superior client service - make Sky distinctive among our peers.

As we continue to grow and evolve as a Midwest financial services leader, we must constantly evaluate and advance our organizational structure and processes to optimize efficiency and growth. To meet these complex challenges, Sky is evaluating how organizational effectiveness can be improved through the clear definition of roles, responsibilities and accountabilities; through new risk management systems; and through the strategic allocation of resources and technologies. With these initiatives, we are striving to enhance revenue growth and profitability by establishing organizational consistency while maintaining the flexibility to respond to different market circumstances and opportunities.

Moving Forward

With a strong finish to 2005 and a new opportunity in a pivotal market, we are primed for new growth. In 2006, we look forward to expanding our successful regional financial services model by continuing to improve the things we do well and creating value for our clients, employees and shareholders.

Marty E. Adams
Chairman, President and CEO

Sky Financial Group Board of Directors

Marty E. Adams [1] Chairman, President & CEO Sky Financial Group, Inc.	George N. Chandler II [5] Retired VP Cleveland Cliffs, Inc.	Robert C. Duvall [2] Retired	Marylouise Fennell, RSM [4] Partner Higher Education Services

D. James Hilliker [4] Vice President Better Food Systems, Inc.	Fred H. “Sam” Johnson III [2] President & CEO Summitcrest, Inc. Treasurer, Origen, Inc.	Jonathan A. Levy [1] Lead Director Sky Financial Group, Inc. Partner/Redstone Investments	Gerard P. Mastroianni [1,4] President Alliance Ventures

Thomas J. O’Shane [5] Retired Senior Executive Vice President Sky Financial Group, Inc.	Gregory L. Ridler [1,5] Retired Chairman Mahoning Valley Region of Sky Bank	Emerson J. Ross, Jr. [1,3] Retired Manager, Corporate Community Relations Owens Corning

Committees 1 Executive 2 Audit 3 Governance & Nominating 4 Compensation 5 Risk Management

C. Gregory Spangler [1,2] Chairman Spangler Candy Company	Joseph N. Tosh II [3] Retired Chairman Western Pennsylvania Region of Sky Bank	R. John Wean III [3] Co-owner & President of Specialties la Cote Basque Finance Committee, Grantmakers of Western Pennsylvania

Sky Boards of Directors and Management

Sky Bank Regional Boards

Greater Cleveland Region

Robert M. Biggar

Ralph M. Della Ratta, Jr.

Richard R. Hollington III

Norman J. Kotoch

Bracy E. Lewis

Richard M. Osborne, Jr. *

Ernesto J. Poza

Mahoning Valley Region

Randall P. Baker

William J. Bresnahan

Raymond J. Briya

Lee Burdman

Rex A. Ferry *

Frank Hierro

Chander M. Kohli, M.D.

Edward W. Muransky

John L. Pogue

Ben Z. Post

Mid Am Region

Joel S. Beren

Paul C. Betz

David A. Bryan

Floyd D. Craft

Ralph W. Gallagher

Kathleen S. Hanley

Patrick J. Johnson *

G. Ray Medlin, Jr.

Dane C. Nelson

Sharon S. Speyer

Ohio Bank Region

Jon C. Ballinger

Timothy R. Clark

John A. Cole

John C. Fergus II

Ronald L. Geese

Samuel J. Kiehl III *

Thomas J. Weissling

Doug E. Zimmerman

Ohio Valley Region

Keith D. Burgett *

Paul P. Carapellotti

David E. D’Anniballe

Carl N. Frankovitch

John H. Goodman

Terrence A. Lee

James C. McBane

Carl M. Noretto

Brian L. Schambach

William C. Shivers

Jayson M. Zatta

Pittsburgh Region

Paul F. Lackner

Vincent W. Locher

Demetrios (Jim) T. Patrinos *

Mary Pat Soltis

Charles A. Warden

Robert T. Woodings III

Western Reserve Region

Louis M. Altman

Dr. David A. Bitonte

Fred J. Haupt *

Rick L. Hull

Paul T. Schumacher

Lester S. Sherman

Paul J. Testa

Western Pennsylvania

Region

Del E. Goedeker

Thomas E. Libeg

Floyd H. McElwain *

Barbara Bateman McNees

Roger W. Richards

Stephen R. Sant

Steven C. Warner

Sky Trust Board

Marty E. Adams *

John S. Gulas

David L. Hayes

Richard R. Hollington III

Randall C. Hunt

Harold F. Reed, Jr.

Gregory L. Ridler

Karl B. Schroedel II

Patrick A. Sebastiano

Richard E. White

Sky Insurance Board

Marty E. Adams

Jerry J. Batt

George N. Chandler II

Charles I. Homan

Edward J. Reiter

George Rumman

Samuel E. Smiley D.D.S.

Scott C. Smith

*Also serves on Sky Bank Corporate

 Board of Directors along with

 Thomas J. O’Shane.

Sky Financial Group

Executive Management

Marty E. Adams

Chairman,

President & CEO

Perry C. Atwood

SVP/Director of Sales

Caren L. Cantrell

EVP/Chief Operations Officer

of Sky Bank

Phillip C. Clinard

SVP/Director of Change
Management Office

John S. Gulas

President & CEO of Sky Trust

Richard R. Hollington III

Greater Cleveland Region
Regional President

Frank J. Koch

EVP/Senior Credit Officer

Thomas A. Sciorilli

SVP/Chief Human

Resources Officer

Curtis E. Shepherd

SVP/Director of Marketing

and Product Development

W. Granger Souder, Jr.

EVP/General Counsel

Les Starr

EVP/Operations and
Information Technology

Kevin T. Thompson

EVP/Chief Financial Officer

Sky Bank Regional Presidents

Frank Hierro

Mahoning Valley Region

Richard R. Hollington III

Greater Cleveland Region

Vincent W. Locher

Pittsburgh Region

Stephen R. Sant

Western PA Region

Sharon S. Speyer

Mid Am Region

Rick L. Hull

Western Reserve Region

Thomas J. Weissling

Ohio Bank Region

Jayson M. Zatta

Ohio Valley Region

Sky Insurance

Jerry J. Batt

President & CEO

Edward D. Rawlings

Regional President/Pennsylvania

Sky Trust

John S. Gulas

President & CEO

SEC FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(419) 327-6300

(Registrant’s Telephone Number)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, without par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒  Accelerated filer  ☐  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter: $2,759,260,424.

The number of shares outstanding of the Registrant’s common stock, without par value was 108,433,993 at February 10, 2006.

Certain specifically designated portions of Sky Financial Group, Inc.’s definitive Proxy Statement dated March 6, 2006 for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business

Sky Financial Group, Inc. (Sky Financial) is a $15.7 billion financial holding company located in Bowling Green, Ohio that owns one commercial bank primarily engaged in commercial and consumer banking business at over 290 financial centers and 300 ATMs located in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. Sky Financial also operates businesses relating to insurance, trust and other related financial services. Since 2004, Sky Financial completed the following acquisitions and divestitures and announced the following pending acquisition:

■	On February 3, 2006, Sky Financial announced the execution of a definitive agreement to acquire Union Federal Bank of Indianapolis (Union Federal) and its parent company, Waterfield Mortgage Company, Incorporated (Waterfield), Ft. Wayne, Indiana.
■	On January 3, 2006, Sky Financial acquired the Peter B. Burke Agency, Inc. located in Pittsburgh, Pennsylvania.
■	On November 29, 2005, Sky Financial acquired Falls Bank, an $80 million bank that operated two full-service branches in the Akron, Ohio market.
■	On October 4, 2005, Sky Financial acquired Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio.
■	On August 1, 2005, Sky acquired B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio.
■	On June 1, 2005, Sky Financial acquired Belmont Bancorp, a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank.
■	On November 30, 2004, Sky Financial acquired Prospect Bancshares and its wholly-owned subsidiary Prospect Bank, a $202 million savings bank located in Worthington, Ohio.
■	On July 1, 2004, Sky Financial acquired Second Bancorp, Inc. and its wholly-owned subsidiaries, The Second National Bank of Warren and Stouffer-Herzog Insurance Agency, Inc. Second National Bank was a $2.0 billion commercial bank located in Warren, Ohio.
■	On March 31, 2004, Sky Financial sold Sky Financial Solutions, Inc., its specialized medical/dental financing unit located in Columbus, Ohio.

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

Sky Financial’s strategic plan includes organically growing loans and deposits from a focused sales and service culture, increasing fee-based income, strengthening organizational synergies to manage operating costs, maintaining strong asset quality and acquiring financial institutions, branches and financial service businesses. Sky Financial seeks acquisition partners, which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

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

Sky Financial’s executive offices are located at 221 South Church Street, P.O. Box 428, Bowling Green, Ohio, and its telephone number is 419-327-6300.

The Bank Subsidiary

Sky Bank, headquartered in Salineville, Ohio, had total assets of $15.5 billion at December 31, 2005, and operates financial centers in Ohio, western Pennsylvania, southern Michigan, eastern Indiana and northern West Virginia. Sky Bank engages in commercial and consumer banking, including the acceptance of a variety of demand, savings and time deposits and the extension of commercial and consumer loans. Falls Bank merged with Sky Bank on December 3, 2005, and Belmont National Bank was merged into Sky Bank on June 3, 2005.

The Financial Services Subsidiaries

Sky Trust, National Association (Sky Trust), a wholly-owned subsidiary of Sky Financial, is headquartered in Pepper Pike, Ohio, and provides a full range of trust and employee benefit services to its commercial and consumer clients.

Sky Insurance, Inc. (Sky Insurance), Maumee, Ohio, is Sky Financial’s full service insurance agency offering a variety of insurance products and services to its clients. On August 1, 2005, B.K.M.’s Benefit Design Agency of Ohio, Inc. was acquired and merged into Sky Insurance. On October 4, 2005, Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc. were acquired and merged into Sky Insurance.

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

Regulatory Agencies

Holding Company. Sky Financial is a financial holding company subject to regulation under the Bank Holding Company Act of 1956 (BHCA), as amended, and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System under the BHCA.

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

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock and service its debt is from dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2005, $227,309 was available for distribution to Sky Financial as dividends without prior regulatory approval.

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

Capital Requirements

Sky Financial is subject to risk-based capital requirements and guidelines imposed by the Federal Reserve Board. These are substantially similar to the capital requirements and guidelines imposed by the OCC and the FDIC on the depository institutions under their jurisdictions. For this purpose, a depository institution’s or holding company’s assets, and some of its specified off-balance sheet commitments and obligations, are assigned to various risk categories. A depository institution’s or holding company’s capital, in turn, is classified in one of three depending on type:

Core (“Tier 1”) Capital tiers,	Supplementary (“Tier 2”) Capital	Market Risk (“Tier 3”) Capital

- Common equity - Retained earnings	- Perpetual preferred stock not meeting the Tier 1 definition	- Qualifying unsecured subordinated debt
- Qualifying non-cumulative perpetual	- Qualifying mandatory convertible
preferred stock	Securities
- A limited amount of qualifying	- Qualifying subordinated debt
cumulative perpetual stock at the holding company level	- Allowances for loan and lease losses, subject to limitations
- Minority interests in equity accounts of	- Recourse obligation on sold loan
consolidated subsidiaries	portfolios
- Less goodwill, most intangible assets and certain other assets

Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes, its Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2005, Sky Financial met both requirements, with Tier 1 and total capital equal to 9.3% and 11.5% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial’s leverage ratio at December 31, 2005 was 8.0%.

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

As of December 31, 2005, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Privacy Provisions of Gramm-Leach-Bliley Act

Under Gramm-Leach-Bliley Act (GLB Act), federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by Sky Financial’s chief executive officer and chief financial officer are required. These certifications attest that Sky Financial’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. Sky Financial has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls, and testing of the operating effectiveness of key controls. Also, in response to the Sarbanes-Oxley Act, Sky Financial adopted a series of procedures to improve its corporate governance practices. One of these actions included the formation of a Financial Disclosure Committee whose members include the chief executive officer, the chief financial officer and other Sky Financial officers. Sky Financial also requires signed certifications from managers who are responsible for internal controls throughout Sky Financial as to the integrity of the information they prepare. These procedures supplement Sky Financial’s Code of Ethics policies and procedures that have previously been in place. See Item 9A “Controls and Procedures” for Sky Financial’s evaluation of its disclosure controls and procedures.

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

In addition, see the information contained in Note 21 “Regulatory Matters” in this Form 10-K.

Employees

As of December 31, 2005, Sky Financial and its subsidiaries had approximately 4,117 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

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

Pages

Financial Ratios	12
Net Interest Income; Average Balance Sheets and Related Yields and Rates; Volume and Rate Variance Analysis	15-17
Loan Portfolio; Under-Performing Assets	19-22
Provision and Allowance for Credit Losses	22-23
Securities	23-25
Deposits	26
Short-Term Borrowings	26

Item 1A. Risk Factors

Interest Rate Risk

Changes in interest rates could adversely affect our earnings and financial condition.

Our earnings and financial condition are dependent to a large degree upon net interest income, which is the difference between interest earned from loans and investments and interest paid on deposits and borrowings. The narrowing of interest-rate spreads, meaning the difference between the interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings and financial condition.

    Interest rates are highly sensitive to many factors, including:

■	The rate of inflation;
■	The rate of economic growth;
■	Employment levels;
■	Monetary policies; and
■	Instability in domestic and foreign financial markets.

Changes in market interest rates will also affect the level of voluntary prepayments on our loans and the receipt of payments on our mortgage-backed securities resulting in the receipt of proceeds that may be reinvested at a lower rate than the loan or mortgage-backed security being prepaid.

We originate residential loans for sale and for our portfolio. The origination of loans for sale is designed to meet client financing needs and earn fee income. The origination of loans for sale is highly dependent upon the local real estate market and the level and trend of interest rates. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn. While our commercial banking, construction and income property business lines are an increasing portion of our activities, high interest rates may reduce our mortgage-banking activities and thereby our income. In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

Government Policies

Our business may be adversely affected by changes in government policies.

The earnings of banks and bank holding companies such as Sky Financial are affected by the policies of regulatory authorities, including the Federal Reserve Board, which regulates the money supply. Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

The banking industry is highly regulated and changes in federal and state banking regulations as well as policies and administration guidelines may affect Sky Financial’s practices and growth prospects.

Credit Risk

Our earnings and reputation may be adversely affected if we fail to effectively manage our credit risk.

Originating and underwriting loans are integral to the success of our business. This business requires us to take “credit risk,” which is the risk of losing principal and interest income because borrowers fail to repay loans.

Collateral values and the ability of borrowers to repay their loans may be affected at any time by factors such as:

■	A downturn in the local economies in which we operate or the national economy;
■	A downturn in one or more of the business sectors in which our customers operate; or
■	A rapid increase in interest rates.

Competition

Strong competition within our market area may reduce our ability to attract and retain deposits and originate loans.

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Economy

Our business may be adversely affected by downturns in the local economies on which we depend.

Our loan portfolio is concentrated primarily in the northern and central Ohio regions, the southeast Michigan region, the eastern Indiana region, the western Pennsylvania region and the northern West Virginia region. Our profits depend on providing products and services to clients in these local regions. An increase in unemployment, a decrease in real estate values or continued increases in interest rates could weaken the local economies in which we operate. Weakness in our market area could depress our earnings and consequently our financial condition because:

■	Clients may not want or need our products and services;
■	Borrowers may not be able to repay their loans;
■	The value of the collateral securing our loans to borrowers may decline; and
■	The quality of our loan portfolio may decline.

Integration Risk

We may not be able to achieve the expected integration and cost savings from our ongoing bank acquisition activities.

We have a long history of acquiring financial institutions and we expect this acquisition activity to continue in the future. Difficulties may arise in the integration of the business and operations of the financial institutions that agree to merge with and into Sky Financial and its affiliates and, as a result, we may not be able to achieve the cost savings and synergies that we expect will result from the merger activities. Achieving cost savings is dependent on consolidating certain operational and functional areas, eliminating duplicative positions and terminating certain agreements for outside services. Additional operational savings are dependent upon the integration of the banking businesses of the acquired financial institution with that of Sky Financial, including the conversion of the acquired entity’s core operating systems, data systems and products to those of Sky Financial and the standardization of business practices. Complications or difficulties in the conversion of the core operating systems, data systems and products of these other banks to those of Sky Financial may result in the loss of clients, damage to our reputation within the financial services industry, operational problems, one-time costs currently not anticipated by us and/or reduced cost savings resulting from the merger activities.

Acquisition Risk

We may have difficulty in the future to continue to grow through acquisitions.

Any future acquisitions or mergers by Sky Financial or its banking subsidiaries are subject to approval by the appropriate federal and state banking regulators. The banking regulators evaluate a number of criteria in making their approval decisions, such as:

■	Safety and soundness guidelines;
■	Compliance with all laws including the USA Patriot Act of 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001, the Sarbanes-Oxley Act of 2002 and the related rules and regulations promulgated under such Act or the Exchange Act, the Equal Credit Opportunity Act, the Fair Housing Act, the Community Reinvestment Act, the Home Mortgage Disclosure Act and all other applicable fair lending laws and other laws relating to discriminatory business practices; and
■	Anti-competitive concerns with the proposed transaction.

If the banking regulators or a commenter on our regulatory application raise concerns about any of these criteria at the time a regulatory application is filed, the banking regulators may deny, delay or condition their approval of a proposed transaction.

We have grown, and intend to continue to grow, through acquisitions of banks and other financial institutions. After these acquisitions, we may experience adverse changes in results of operations of acquired entities, unforeseen liabilities, asset quality problems of acquired entities, loss of key personnel, loss of clients because of change of identity, difficulties in integrating data processing and operational procedures and deterioration in local economic conditions. These various acquisition risks can be heightened in larger transactions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sky Financial’s executive offices are located in Bowling Green, Ohio. Sky Bank operates over 290 financial centers, of which substantially all are owned. Also, the information contained in Note 5 “Premises and Equipment” on page 45 of this Form 10-K is incorporated herein by reference in response to this item.

Item 3. Legal Proceedings

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank and two of its predecessor banks provided financing to a commercial borrower and its affiliated entities for the purchase of six separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. These loans are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

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

On December 21, 2005, Sky sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. On January 24, 2006, in conjunction with mediation proceedings ordered by the MDL court, Sky and IU agreed to settle its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans, which were settled, was $14.2 million, and the aggregate proceeds received by Sky in the sale and settlement was $14.9 million. Sky considers the matter with Royal as concluded, and has no further litigation pending against Royal relating to these loans.

With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky expects to proceed with amending its complaint and preparing for trial.

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

Executive Officers of the Registrant

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis and serves at the pleasure of the Board.

Executive Officer	Age	Position With Company or Subsidiary and Experience	Officer Since*

Marty E. Adams	53	Chairman, President and Chief Executive Officer of Sky Financial; formerly President and Chief Operating Officer of Sky Financial and President and Chief Executive Officer of Sky Bank.	1977

Frank J. Koch	52	Executive Vice President and Senior Credit Officer of Sky Financial, and Senior Credit Officer of Sky Bank.	1988

W. Granger Souder, Jr.	45	Executive Vice President, General Counsel and Secretary of Sky Financial and Secretary of Sky Bank.	1989

Les Starr	54	Executive Vice President/Operations and Information Technology; formerly Senior Vice President and Director/Information Technology for Michigan National Bank.	2002

Kevin T. Thompson	52	Executive Vice President and Chief Financial Officer of Sky Financial and Treasurer of Sky Bank.	1998

Caren L. Cantrell	50	Division Executive Vice President and Chief Operations Officer; formerly Senior Vice President of Operations and Information Technology at Commercial Federal Bank; formerly Division EVP/Financial Services Operations of Sky Bank.	2005

Perry C. Atwood	51	Senior Vice President, Director of Sales of Sky Financial; formerly Director of Sales of Sky Bank.	2000

Phillip C. Clinard	56	Senior Vice President/Change Management Officer of Sky Financial; formerly Senior Vice President of Mid Am Bank.	1975

Thomas A. Sciorilli	58	Chief Human Resources Officer of Sky Financial; formerly Senior Vice	2001
		President/Human Resources and Administration of Penn National Insurance.

Curtis E. Shepherd	40	Senior Vice President/Marketing and Product Development of Sky Financial; formerly Executive Vice President, Retail and Marketing of Sky Bank–Ohio Bank Region; formerly Senior Vice President of Marketing of Ohio Bank.	1997

Richard R. Hollington III	42	Regional President, Greater Cleveland Region; formerly Executive Vice President, Chief Executive Officer of Sky Trust and Corporate Director of Financial Services; formerly Senior Vice President/Integration Manager of Sky Financial.	1996

John S. Gulas	47	President and Chief Executive Officer of Sky Trust; formerly Executive Vice President with UMB Financial Corporation; formerly Regional Managing Director of First Union Corporation.	2005

*	Includes period in which executive officer was an officer of a subsidiary or acquired company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information contained in Note 2 on page 41 and Note 18 “Stock Options” on page 56 of this Form 10-K is incorporated herein by reference in response to this item. There were no repurchases of shares of Sky Financial stock during the fourth quarter of 2005.

Quarterly Common Stock Prices, Dividends and Yields

	High	Low	Book Value per Share	Dividend per Share	Dividend Yield*
2005
Fourth quarter	$29.87	$26.05	$14.35	$0.23	3.26%
Third quarter	29.20	27.38	14.12	0.22	3.10
Second quarter	29.06	25.45	13.97	0.22	3.19
First quarter	28.95	25.50	13.31	0.22	3.17
2004
Fourth quarter	$29.25	$24.90	$13.77	$0.22	3.21%
Third quarter	25.55	23.13	13.44	0.21	3.43
Second quarter	26.23	23.00	11.13	0.21	3.40
First quarter	27.81	24.35	11.46	0.21	3.16

Stock Information at December 31, 2005

Common Stock

Shares authorized	350,000,000
Shares issued	110,206,647
Treasury shares	1,899,046
Number of shareholders of record	20,599
Closing market price per share	$27.82
Book value per share	$14.35
Stock exchange	NASDAQ
Stock symbol	SKYF

* Calculated on average traded price for the quarter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

	Total Number of Shares Purchased	Average Price Paid Per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs*	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2005 - February 28, 2005	998,300	$27.57	998,300	1,001,700
March 1, 2005 - March 31, 2005	373,700	27.46	373,700	628,000
April 1, 2005 - April 30, 2005	538,500	27.15	538,500	89,500
Total	1,910,500	$27.43	1,910,500	–

* During September 2004, the Board of Directors of Sky Financial Group, Inc. authorized the company to purchase up to two million shares of common stock in the open market for a period of twelve months.

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock and service its debt is from dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2005, $227,309 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

December 31,	2005	2004	2003	2002	2001
Consolidated Statements of Income(1)
Interest income	$830,224	$661,943	$594,063	$576,397	$619,873
Interest expense	315,572	210,632	202,820	235,162	302,988
Net interest income	514,652	451,311	391,243	341,235	316,885
Provision for credit losses	52,249	37,660	34,125	37,659	27,384
Net interest income after provision for credit losses	426,403	413,651	357,118	303,576	289,501
Non-interest income	211,382	203,417	178,898	147,984	124,388
Non-interest expenses	400,047	356,524	307,186	253,700	221,523
Income from continuing operations before income taxes	273,738	260,544	228,830	197,860	192,366
Income taxes	91,547	85,344	76,150	65,712	63,714
Income from continuing operations	182,191	175,200	152,680	132,148	128,652
Income (loss) from discontinued operations (net of tax)(2)	372	19,155	3,937	(4,341)	(7,989)
Net income	182,563	194,355	156,617	127,807	120,663
Net income available to common shareholders	182,563	194,355	156,617	127,807	120,663
Per Common Share
Basic income from continuing operations	$1.71	$1.76	$1.70	$1.58	$1.56
Basic income (loss) from discontinued operations	0.00	0.19	0.05	(0.05)	(0.10)
Basic net income	1.71	1.95	1.75	1.53	1.46
Diluted income from continuing operations	1.69	1.74	1.69	1.57	1.55
Diluted income (loss) from discontinued operations	0.00	0.19	0.04	(0.05)	(0.10)
Diluted net income	1.69	1.93	1.73	1.52	1.45
Cash dividends declared	0.89	0.85	0.81	0.77	0.74
Book value at year end	14.35	13.77	10.80	9.54	7.92
Weighted average shares outstanding – basic	106,796	99,461	89,630	83,439	82,449
Weighted average shares outstanding – diluted	107,973	100,568	90,404	84,096	83,028
Consolidated Balance Sheets (Year End)
Total assets	$15,683,291	$14,944,423	$12,946,978	$11,050,120	$9,252,228
Securities available for sale	3,097,472	3,091,813	2,511,369	2,247,181	1,996,843
Loans held for sale	24,184	9,433	28,062	77,458	85,740
Loans	11,149,222	10,616,118	8,644,645	7,347,988	6,182,998
Allowance for credit losses	(144,461)	(151,389)	(124,943)	(106,675)	(92,831)
Deposits	10,755,676	10,351,591	8,515,533	7,617,472	6,545,177
Debt and FHLB advances	2,125,788	1,924,840	1,476,564	1,065,254	894,103
Total shareholders’ equity	1,553,877	1,470,955	998,576	832,433	648,444
Selected Financial Ratios
Return on average assets	1.21%	1.43%	1.29%	1.29%	1.39%
Return on average shareholders’ equity	12.27	15.75	17.23	17.67	19.11
Dividend payout ratio	52.08	43.64	46.59	50.43	50.61
Net interest margin, fully-taxable equivalent	3.73	3.69	3.70	3.90	3.96
Average loans to average deposits	101.32	99.56	96.46	93.53	100.44
Average equity to average assets	9.82	9.09	7.47	7.30	7.26
Allowance for credit losses to period-end loans	1.30	1.43	1.45	1.45	1.50
Allowance for credit losses to total non-performing loans	120.88	105.32	151.30	154.07	272.20
Non-performing loans to period-end loans	1.07	1.35	0.96	0.94	0.55
Net charge-offs to average loans	0.57	0.37	0.40	0.47	0.40

(1)	The results of operations and financial condition have been affected by the completed acquisitions discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(2)	The results of operations for the years ended December 31, 2004, 2003, 2002, and 2001 are presented to reflect discontinued operations. See the Discontinued Operations caption in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Business Summary

Sky Financial Group is a diversified financial holding company with its headquarters located in Bowling Green, Ohio. Sky Financial operates over 290 financial centers and over 300 ATMs serving communities in Ohio, Pennsylvania, Michigan, Indiana and West Virginia. Sky Financial Group’s financial service affiliates include: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.

    Sky Financial has a specific strategic plan for delivering profitable growth. Sky Financial’s success is the result of five strategic priorities that guide decisions and focus corporate resources. These are: 1) Organic Growth; 2) Fee Income; 3) Organizational Synergies; 4) Asset Quality; and 5) Acquisitions.

    The primary source of Sky Financial’s revenue is net interest income from loans and deposits, and fee income. Full year average balance sheet growth was again strong in 2005. This growth is a direct result of Sky Financial’s organic growth strategy and acquisitions. The 2005 interest rate environment continued with increases in market rates; however, Sky Financial was able to continue to grow its net interest margin over the 2004 margin. The net interest margin performance reflected the benefits from rising short-term interest rates and prudent spread and interest rate risk management practices, despite the effects of the flattened yield curve and increasingly competitive markets. While higher interest rates continued to limit Sky’s mortgage banking business, fee income rose overall due particularly to increases in trust services income, service charges and brokerage and insurance commissions.

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions is reported as a discontinued operation. For the year ended December 31, 2005, Sky Financial recorded additional pretax gain of $572 for the adjustment of certain contingencies related to the sale. This gain was recorded as after tax income from discontinued operations.

    The consolidated financial statements for the periods ended December 31, 2004 and 2003 reflect the presentation of Sky Financial Solutions as a discontinued operation. Sky Financial Solutions results of operations included revenues of $39,356 and $32,969 and pre-tax net income of $29,503 and $6,242 for 2004 and 2003, respectively

Completed Acquisitions

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was approximately $12,271, including direct acquisition costs of $33. The acquisition of Falls Bank expands Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received approximately 350 shares of Sky Financial common stock and cash of $2,348.

    On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp, a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont has offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia.

Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705.

    On October 4, 2005, Sky Financial acquired Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio. Becker-McDowell was acquired for 222 shares of Sky Financial common stock and $580 in cash. Steiner Insurance Agency was acquired for 111 shares of Sky Financial common stock and $288 in cash.

    On August 1, 2005, Sky acquired B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio for 137 shares of Sky Financial common stock and $661 in cash.

    On November 30, 2004, Sky Financial acquired Prospect Bancshares, Inc. and its wholly-owned subsidiary Prospect Bank, a $202 million savings bank headquartered in Worthington, Ohio, for 1,139 shares of Sky Financial common stock and $17,600 in cash.

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

    On April 1, 2004, Sky Financial acquired EOB, Inc. for 177 shares of Sky Financial common stock and $516 in cash. Headquartered in Canton, Ohio, this insurance company specialized in the sales and service of group benefits.

    On January 5, 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, Inc. a professional liability, personal and commercial insurance agency headquartered in Findlay, Ohio, for 297 shares of Sky Financial common stock and $793 in cash.

    On October 19, 2003, Sky Financial acquired GLB Bancorp, Inc. (GLB), a $225 million bank holding company, and its wholly-owned subsidiary Great Lakes Bank, a state member bank headquartered in Mentor, Ohio, for an aggregate purchase price of $43,263 payable in Sky Financial common stock. GLB shareholders received 1,717 shares of Sky Financial common stock.

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

    All of these acquisitions were accounted for under the purchase method of accounting and their results of operation have been included in Sky Financial’s results of operation from the dates of the acquisition

Overview

Sky Financial’s 2005 results from continuing operations continued to show improvement with a strong increase in net interest income associated with balance sheet growth, net interest margin improvement, and increases in trust income and service fees on deposit accounts despite a higher provision for credit losses. Earnings per diluted share from continuing operations for 2005 were lower than 2004 due to higher average shares outstanding as a result of recent acquisitions. Expenses increased associated with organic and acquisition growth, and a focused regional client-service profile.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Growth in loans and deposits, the development of fee-based revenues, and discipline in expense controls all contributed to the earnings improvement. Earnings for 2005 were negatively affected by higher provision for credit losses during the year, primarily the result of charging off two large commercial credits and the sale of a group of non-performing loans in the first quarter of 2005. However, reductions to non-performing assets by the end of 2005 improved Sky Financial’s overall asset quality and Sky Financial’s management does not believe that 2005’s higher credit losses are indicitive of future credit losses.

    The results for the years 2004 and 2003 reflected continued earnings improvement and significant expansion from the combination of acquisitions and organic growth, despite the challenges from a slow economy and competitive industry. In 2004, earnings growth overcame a significant reduction in mortgage banking revenues from 2003, when lower market interest rates led to record levels in mortgage loan originations and gains on the sales of mortgage loans.

    In 2005, net income for Sky Financial was $182,563, or $1.69 per diluted share, down from $194,355, or $1.93 per diluted share in 2004, which was up from $156,617, or $1.73 per diluted share in 2003. Net income for 2005 included $372 of after-tax income from discontinued operations. Net income for 2004 was increased by after-tax income from discontinued operations of $19,155, or $.19 per diluted share. Net income for 2003 included after-tax income from discontinued operations of $3,937, or $.04 per diluted share. In 2004, Sky Financial completed the sale of its dental finance business for an after tax gain of $20,306, or $.20 per diluted share, which strengthened its liquidity and capital positions and provided greater focus on its core regional financial services businesses. The dental financing business had grown significantly and, in 2003, had returned to profitability after operating at a loss since its restructure in 2000.

    Income from continuing operations for 2005 was $182,191 or $1.69 per diluted share, compared with $175,200 or $1.74 per diluted share in 2004, and $152,680 or $1.69 per diluted share in 2003. During 2005, Sky Financial recorded expense for stock options for the full year of 2005 in accordance with Financial Accounting Standards (FAS) No. 123(R), Share-Based Payment, reducing earnings by $.03 per diluted share, with no restatement of prior periods. In addition, Sky Financial’s results include the impacts of mergers and acquisitions, which added assets of $0.4 billion in 2005, $2.2 billion in 2004, and $1.7 billion in 2003 as detailed in Note 2 of the financial statements. Completing the acquisitions and divestitures as well as other organizational changes resulted in merger, integration and restructuring charges of $1,771 in 2005, $4,542 in 2004 and $4,577 in 2003, as detailed in Note 16 of the financial statements.

    Net interest income increased $63,341 in 2005, in part due to the growth in assets as well as an increase in the net interest margin from 3.69% to 3.73% as the benefits from rising short-term rates were partially offset by the flattening of the yield curve. Non-interest income increased $7,965 or 3.9% in 2005. The growth in 2005 was driven by increases in service charges and fees on deposit accounts, trust service income, brokerage and insurance commission and transaction fees partially offset by a decline of $10,907 in net securities gains. Provision for credit losses increased $14,589 primarily due to an increase in net credit losses as a percent of average loans to .57% in 2005 from .37% in 2004. Non-interest expenses increased in 2005 by $43,523 in part due the adoption of FAS 123(R) and to the acquisitions of Belmont and Falls Banks in 2005 as well as the full year impact of the 2004 merger transactions partially offset by lower merger, integration and restructuring expenses.

    In 2004, net interest income increased $60,068 over 2003 due to the growth in assets, while the net interest margin remained basically stable throughout the year, as the benefits from rising short-term rates were offset by the flattening of the yield curve and the incremental effect of acquisitions. With the expansion from acquisitions, growth of fee-based businesses and greater gains on the sales of securities in 2004, non-interest income rose $24,519, despite a reduction in mortgage banking revenues of $22,988, as mortgage loan originations of $1.3 billion in 2004 decreased from record levels of $2.3 billion in 2003. The provision for credit losses increased $3,535 primarily due to growth as net credit losses as a percent of average loans improved to .37% in 2004 from .40% in 2003. Non-interest expenses increased in 2004 by $49,338 mainly due to acquisitions.

Business Line Results

Sky Financial’s continuing operations is managed along two primary business lines: community banking and financial service affiliates. The community banking group is comprised of Sky Financial’s commercial bank, Sky Bank, which services businesses and consumers through a regional structure. As previously discussed, Sky Financial acquired Falls Bank and Belmont Bancorp in 2005, Second Bancorp and Prospect in 2004 and Metropolitan and GLB during 2003. Substantially all of the assets of these acquisitions became part of the community banking segment.

    The financial service affiliates include Sky Financial’s current businesses relating to trust and investment management, insurance agency operations and other financial-related services. During 2005, Sky Financial acquired Becker-McDowell Agency, Inc., an agency that specializes in employee benefits, Steiner Insurance Agency, Inc., an agency that focuses on property and casualty insurance, and Benefit Design Agency of Ohio, Inc., an agency that specializes in the development, implementation and on-going service of employee benefit programs. During 2004, Sky Financial acquired Spencer-Patterson, an agency that sells professional liability, personal and commercial insurance, and EOB, Inc., a group benefit insurance agency. During 2003, Sky Financial acquired IBS, an agency that sells professional liability, personal and commercial insurance.

    Additional information regarding Sky Financial’s business lines and the financial measurement methodologies is provided in Note 22 of the consolidated financial statements. Table 1 summarizes Sky Financial’s business line results for each of the last three years.

Table 1 Business Line Results
	Net Income (Loss)
Year ended December 31,	2005	2004	2003
Community banking	$178,099	$164,266	$154,290
Financial service affiliates	9,890	9,774	5,283
Parent and other	(5,798)	1,160	(6,893)
Continuing operations	$182,191	$175,200	$152,680

Community banking net income in 2005 reflected the benefit of the Belmont Bancorp and Falls Bank acquisitions, as well as the full year affect of acquisitions completed in 2004. The higher community banking net income in 2005 as compared to the previous year is primarily due to higher net interest income as a result of the impact of the acquisitions and organic growth and a higher net interest margin, partially offset by higher provision for credit losses. Higher non-interest income over 2004 was primarily the result of higher service charges and fees on deposits and increased other income as mortgage banking income was basically unchanged from the prior year. The increases were partially offset by a decrease in gains on sales of securities. Operating expenses increased over the prior year period as a result of the acquisitions.

    Community banking net income in 2004 reflected the benefit of the Second Bancorp and Prospect acquisitions, as well as the full year affect of acquisitions completed in 2003. Additionally, higher revenues from solid organic growth in loans and targeted deposit products help to mitigate reduced mortgage banking revenues from 2003, as well as higher expenses and provisions for credit losses, both increasing with the strong growth.

    The community banking performance ratios remain solid, although impacted mainly by higher credit losses in 2005 versus 2004 and lower mortgage banking revenues in 2004 versus 2003. For 2005, community banking generated a return on assets of 1.19% and efficiency ratio of 50.85% compared to 1.25% and 50.48%, respectively, in 2004 and 1.36% and 48.79%, respectively, in 2003. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

    The financial service affiliates improved earnings by 1% in 2005 after increasing 85% in 2004. In 2005, revenues grew 8%, but were offset by higher expenses, both mostly due to three acquisitions in 2005. The 2004 increase was mainly due to the robust growth in both the insurance agency and wealth management businesses, in addition to eliminating the impact of an under-performing company. The significant growth resulted from the combination of acquisitions and organic growth.

Parent and other includes the net funding costs of the parent company and all significant shared items of income and expense, including all merger, integration and restructuring charges and net securities gains and losses from the parent’s investment portfolio. The 2005 net loss for parent and other results of operations compared to net income for 2004 relate primarily to higher interest expenses retained by the parent, additional expenses related to stock compensation and lower gains on the sale of securities. In 2004, gains on the sale of securities, in addition to reduced non-interest expenses, more than offset the impact of rising rates, increasing the net funding costs of the parent over 2003.

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities.

Table 2 summarizes net interest income and net interest margin for each of the three years ended December 31, 2005, 2004 and 2003.

Table 2 Net Interest Income
Year ended December 31,	2005	2004	2003
Net interest income	$514,652	$451,311	$391,243
Taxable equivalent adjustments to net interest income	3,263	3,372	3,118
Net interest income, fully taxable equivalent	$517,915	$454,683	$394,361
Net interest margin	3.71%	3.66%	3.67%
Taxable equivalent adjustment	0.02	0.03	0.03
Net interest margin, fully taxable equivalent	3.73%	3.69%	3.70%

    Sky Financial’s net interest income, on a fully tax-equivalent basis, of $517,915 in 2005 increased from $454,683 in 2004, which was up from $394,361 in 2003. The growth in net interest income was mainly due to the increase in average earning assets up 12.6% in 2005 after growing 15.7% in 2004 and due to the higher net interest margin in 2005 over 2004.

The increase in average earning assets in both 2005 and 2004 was mostly in loans and reflected solid organic growth in addition to the earning assets acquired through mergers. In 2005, loans, which are Sky Financial’s highest yielding assets, comprised 78% of average earning assets, up from 77% in 2004 and 2003. In funding asset growth, Sky Financial has successfully emphasized growth in non-interest-bearing sources. As a percent of earning assets, interest-bearing liabilities declined to 85.5% in 2005 from 86.0% in 2004 and 87.6% in 2003.

The net interest margin, on a fully tax-equivalent basis, was 3.73% in 2005, up 4 basis points compared to 3.69% in 2004, which was down from 3.70% in 2003. The higher net interest margin performance in 2005 reflected the benefits from rising short-term interest rates and prudent spread and interest rate risk management practices, despite the effects of the flattened yield curve and increasingly competitive markets. For 2004, while short-term rates rose in the second half of 2004, overall, the yield curve flattened. This combination, along with the lower incremental net interest margins from acquisitions, had the effect of basically neutralizing the potential benefit to the margin from the rising rates compared to the 2003 margin.

In 2006, Sky Financial expects to continue improving both its earning asset and funding mix through targeted organic growth strategies, which should contribute to Sky Financial’s continued growth in net interest income.

Table 3 reflects the components of Sky Financial’s net interest income for each of the three years ended December 31, 2005, setting forth: (i) average assets, liabilities and shareholders’ equity (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities; (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities; (iv) the net interest rate spread (e.g., the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities); and (v) the net interest margin (e.g., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average loan balances.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 3 Three-Year Average Balance Sheet and Net Interest Margin
Year ended December 31,	2005			2004			2003
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits	$29,957	$680	2.27%	$37,187	$472	1.27%	$33,534	$293	0.87%
Federal funds sold and other	1,284	24	1.84	2,573	30	1.17	3,200	72	2.25
Securities	3,055,905	133,677	4.37	2,795,189	121,728	4.35	2,440,986	103,769	4.25
Loans and loans held for sale	10,789,169	699,106	6.48	9,493,005	543,085	5.72	8,175,286	493,047	6.03
Total interest-earning assets	$13,876,315	$833,487	6.01	$12,327,954	$665,315	5.40	$10,653,006	$597,181	5.61
Assets of discontinued operations	–			215,013			737,476
Non-earning assets	1,269,383			1,028,949			776,265
Total assets	$15,145,698			$13,571,916			$12,166,747
Interest-bearing liabilities
Demand deposits	$365,825	$5,227	1.43%	$298,742	$2,350	0.79%	$220,891	$1,344	0.61%
Savings deposits	3,703,527	46,665	1.26	3,767,873	28,755	0.76	3,343,474	30,383	0.91
Time deposits	4,915,602	157,394	3.20	4,035,606	110,659	2.75	3,728,437	111,478	2.99
Total interest-bearing deposits	8,984,954	209,286	2.33	8,102,221	141,764	1.75	7,292,802	143,205	1.96
Short-term borrowings	857,472	26,687	3.11	897,438	18,685	2.08	849,464	18,472	2.17
Junior subordinated debentures	188,734	12,166	6.45	174,385	8,695	4.99	150,001	7,528	5.02
Debt and FHLB advances	1,836,233	67,433	3.67	1,427,547	41,488	2.91	1,041,429	33,615	3.23
Total interest-bearing liabilities	11,867,393	315,572	2.66	10,601,591	210,632	1.99	9,333,696	202,820	2.17
Liabilities of discontinued operations	–			201,842			694,010
Non-interest-bearing liabilities	1,790,681			1,538,550			1,230,285
Shareholders’ equity	1,487,624			1,229,933			908,756
Total liabilities and equity	$15,145,698			$13,571,916			$12,166,747
Net interest income, fully taxable equivalent		$517,915			$454,683			$394,361
Net interest spread			3.35%			3.41%			3.44%
Net interest income, fully taxable equivalent to earning assets			3.73%			3.69%			3.70%

- Loan fees are included in interest income.

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 4 presents an analysis of increases and decreases	in interest income and expense in terms of changes in volume and interest rates during the three years ended December 31, 2005. The table is presented on a tax-equivalent basis.

Table 4 Net Interest Income - Rate/Volume Analysis
Year ended December 31,	2005			2004
	Change from 2004 in interest income or expense due to			Change from 2003 in interest income or expense due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Interest-bearing deposits	$(92)	$300	$208	$32	$147	$179
Federal funds sold	(15)	9	(6)	(14)	(28)	(42)
Securities	11,354	595	11,949	15,059	2,900	17,959
Loans, net	74,152	81,869	156,021	79,471	(29,433)	50,038
Total interest income	85,399	82,773	168,172	94,548	(26,414)	68,134
Interest expense attributable to:
Deposits:
Interest-bearing demand	528	2,349	2,877	474	532	1,006
Savings	(491)	18,401	17,910	3,857	(5,485)	(1,628)
Time	24,130	22,605	46,735	9,184	(10,003)	(819)
Total deposits	24,167	43,355	67,522	13,515	(14,956)	(1,441)
Short-term borrowings	(832)	8,834	8,002	1,043	(830)	213
Trust preferred securities/junior subordinated debentures	715	2,756	3,471	1,223	(56)	1,167
Debt and FHLB advances	11,878	14,067	25,945	12,462	(4,589)	7,873
Total interest expense	35,928	69,012	104,940	28,243	(20,431)	7,812
Net interest income	$49,471	$13,761	$63,232	$66,305	$(5,983)	$60,322

Non-Interest Income

Total non-interest income in 2005 increased $7,965 from 2004 which was $24,519 higher than in 2003. The 2005 overall growth was achieved by overcoming a decline in net securities gains of $10,907 and a decline in merchant income. The 2005 growth was driven by increases in service charge and deposit fee income, trust income, transaction fee and brokerage commissions. Continued growth reflects Sky Financial’s focus on growing its fee-based businesses, in addition to contributions from acquisitions.

One of Sky Financial’s five strategic priorities is to increase its fee-based revenue. A component of this is to increase total non-interest income as a percentage of total revenue (net interest income, fully-tax equivalent plus non-interest income). In 2005, despite solid increases in other fee-based revenues, Sky Financial was unable to overcome the decline in net securities gains as the contribution of non-interest income declined slightly to 29% in 2005 from 31% for 2004 and 2003.

Table 5 Non-Interest Income
Year ended December 31,	2005	2004	2003	2005 Vs. 2004	2004 Vs. 2003
Trust services income	$21,918	$18,281	$14,348	20%	27%
Service charges and fees on deposit accounts	55,570	47,964	38,207	16	26
Mortgage banking income	24,991	24,844	47,832	1	(48)
Brokerage and insurance commissions	59,172	55,820	42,686	6	31
Net securities gains	3,662	14,569	871	(75)	1,573
Transaction fees	16,361	13,246	10,506	24	26
Merchant income	6,024	6,929	4,572	(13)	52
Income from bank-owned life insurance	7,569	6,249	6,484	21	(4)
International fees	2,366	1,829	1,685	29	9
Other	13,749	13,686	11,707	–	17
Total non-interest income	$211,382	$203,417	$178,898	4%	14%

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 6 Mortgage Banking Income
Year Ended December 31	2005	2004	2003
Origination and sales revenue	$22,246	$27,168	$54,280
Mortgage loan servicing income	15,326	13,784	10,768
Amortization expense	(13,600)	(15,265)	(19,495)
Impairment recapture (charges)	1,019	(843)	2,279
Total	$24,991	$24,844	$47,832

Mortgage banking income increased $147 in 2005 after decreasing $22,988 in 2004. On a component basis, in 2005 origination and sales revenue decreased $4,922, mortgage loan servicing income increased $1,542 and amortization and impairment charges decreased $3,527. The overall stable mortgage banking income in 2005 versus 2004 related to a slight decrease in volume but a shift from origination and sales revenue to increased servicing income and a decrease in amortization expense along with an net improvement of $1,862 in impairment recapture (charges) over 2004. The decrease in 2004 was primarily due to an unfavorable change in interest rates that impacted the volume of refinance business. Total volume of loans sold in 2005 was $1,101,314, a decrease of $27,463 or 2% from 2004 after decreasing $1,136,904 or 50% from 2003 to 2004. The overall increase in mortgage interest rates in 2005 led to an anticipated slow down in prepayment rates on mortgages which add to the value of the servicing rights and generated the impairment recapture. An uneven trend in the overall rise in mortgage rates in 2004 in combination with the impact of mortgage servicing rights acquired in acquisitions led to increased impairment reserves on the mortgage servicing rights. During 2005, Sky Financial recorded impairment recapture of $1,019 as compared to a charge of $843 in 2004.

Brokerage and insurance commissions increased $3,352 or 6% in 2005 and $13,134 or 31% in 2004. Commissions on insurance products were up 5% in 2005 and 33% in 2004 from organic growth of the core business and acquisitions. Property and Casualty revenue was up over 8% year over year and revenue for Employee Benefits and Life Insurance products increased just under 6% for the same period. Sky Financial acquired Becker-McDowell Agency, Inc., Steiner Insurance

Agency, Inc. and B.K.M.’s Benefit Design Agency of Ohio, Inc. in 2005. In 2004, Sky Financial acquired Spencer-Patterson Insurance Agency, Inc., EOB, Inc. and Stouffer-Herzog Insurance Agency.

Service charges and fees on deposit accounts increased $7,606 in 2005 and $9,757 in 2004. The increase in both years reflected the benefits from growth in deposit accounts, both organic and through acquisition, and fee structure modifications. The organic growth in deposit accounts was largely driven by Sky Financial’s sales and service process, successful sales campaigns targeted to grow retail and commercial deposits and continued emphasis on cross-selling to broaden client relationships. Trust income, which continued to be impacted by changes in the equity markets as well as growth from acquisitions and new business, increased $3,637 or 20% in 2005 after increasing $3,933 or 27% in 2004. Trust assets under management rose to $4.8 billion at year-end 2005, up from $4.3 billion at year end 2004 and $3.4 billion at the end of 2003. The 2005 growth was primarily organic with approximately $90 million coming with the Belmont acquisition.

For the year 2005, Sky Financial realized net gains on the sales of securities of $3,662 compared with net gains of $14,569 in 2004 and $871 in 2003. In 2005, the gains included $1,523 from the liquidation of approximately $10.3 million of impaired investments. The gains in 2004 included $9,278 from the sale of bank equity holdings.

Other income for 2005 included $3,500 of insurance proceeds from the settlement of an insurance claim related to a portfolio of loans, which was substantially offset by lower gains on the sale of certain loans.

Non-Interest Expense

Total non-interest expense increased $43,523 or 12% in 2005 compared with an increase of $49,338 or 16% in 2004. In 2005, the acquisitions of Belmont and Falls Banks as well as the full year impact of the 2004 merger transactions contributed to the increase in non-interest expenses partially offset by lower merger, integration and restructuring expenses. In addition, the adoption of FAS 123(R) for stock compensation increased expense in 2005 over 2004. In 2004, the acquisitions of Second National and Prospect and other current and prior year acquisitions contributed to the rise in expenses somewhat offset by lower state franchise taxes. The efficiency ratio, which measures total non-interest expenses, including merger, integration and restructuring charges, as a percent of total revenues, was 54.85% in 2005, 54.17% in 2004 and 51.52% in 2003. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

As an active acquirer over the last three years, Sky Financial’s expenses have increased each year for expenses to complete and integrate the new mergers into Sky Financial’s regional financial services delivery structure. These expenses are included in merger, integration and restructuring expenses and are more thoroughly described in Note 16 to the financial statements. In addition, acquisitions have increased Sky Financial’s intangible assets and amortization of intangible assets expense.

Non-interest expense includes costs, other than interest, that are incurred in the operations of Sky Financial. Table 7 summarizes the components of Sky Financial’s non-interest expense.

Table 7 Non-Interest Expense
Year ended December 31,	2005	2004	2003	2005 Vs. 2004	2004 Vs. 2003
Salaries and employee benefits	$214,555	$193,611	$165,363	11%	17%
Occupancy and equipment expense	68,402	59,096	50,025	16	18
Merger, integration and restructuring expense	1,771	4,542	4,577	(61)	(1)
State franchise taxes	3,981	3,255	8,550	22	(62)
Printing and supplies	6,734	6,054	5,834	11	4
Legal and other professional fees	11,644	9,426	8,192	24	17
Telephone	8,401	7,608	6,452	10	18
Loan costs	8,837	7,827	7,106	13	10
Marketing	12,818	11,269	9,034	14	25
Amortization of intangible assets	14,887	10,979	6,896	36	59
Other	48,017	42,857	35,157	12	21
Total non-interest expense	$400,047	$356,524	$307,186	12%	16%

Salaries and employee benefits increased $20,944 or 11% in 2005 and $28,248 or 17% in 2004. The increases in 2005 and 2004 were primarily due to higher staffing levels, mainly from acquisitions, annual merit increases and rising costs for health and retirement benefits and the adoption of FAS 123 (R) for stock options. Sky Financial supports performance-based compensation and maintains commission and incentive plans, which cover all employees, with incentives related to profitability, growth, asset quality and client service. The 2005 increase included $5,238 of stock based compensation expense related to the granting of restricted stock in 2005 and the expensing of stock options related to the adoption of FAS 123(R). The impacts are further discussed in Note 1 to the consolidated financial statements. Performance-based compensation declined in 2005 from 2004. Sky Financial’s full-time equivalent employees were 4,117 at December 31, 2005, up from 4,001 at December 31, 2004 and 3,546 at December 31, 2003. In 2005, salaries, wages and incentives increased $13,513 or 9% and employee benefits rose $7,430 or 17%. In 2004, the increases were $20,180 or 16% and $8,068 or 23%, respectively.

Occupancy and equipment expenses increased $9,306 or 16% in 2005 and $9,071 or 18% in 2004. Occupancy expenses increased $6,324 or 24% in 2005 and $5,060 or 24% in 2004 as Sky Financial increased the number of financial centers to 290 at December 31, 2005 from 280 at December 31, 2004 and 260 at year-end 2003. The additional offices resulted from Sky Financial’s acquisitions and the opening of four new offices in 2005 and five in 2004. In addition, higher building rental expenses, higher real estate taxes, higher utility cost and higher repairs and maintenance cost all contributed to the increase.

Equipment expenses grew $2,982 or 9% in 2005 and $4,011 or 14% in 2004 to support Sky Financial’s expansion of its item processing capabilities and as a result of a new ATM technology.

Merger, integration and restructuring charges were $1,771 in 2005, $4,542 in 2004 and $4,577 in 2003. The 2005 restructuring charge included $1,168 related to the Belmont acquisition and $224 for the Falls Bank transaction. Additional charges of $379 were recorded for costs associated with the pending acquisition of Union Federal. In 2004, restructuring charges included $3,597 related to the acquisition of Second National, $786 related to the acquisition of Prospect, and $159 of costs primarily associated with the divestiture of Sky Financial Solutions. In 2003, restructuring charges included $1,091 related to the acquisition of Great Lakes Bank and $3,486 related to the Metropolitan Bank acquisition.

State franchise taxes increased $726 or 22% in 2005 after decreasing $5,295 or 62% in 2004 primarily as a result of mergers and changes in Sky Financial’s tax bases.

Legal and other professional fees were up $2,218 in 2005 over 2004 due to higher legal fees in connection with aggressive loan collection efforts.

Amortization of intangible assets increased $3,908 in 2005 from the 2004 amounts due to the addition of $7.9 million in core deposit intangibles and $4.2 million in customer relationship intangibles in 2005. Amortization in 2004 increased $4,083 over 2003 due to the addition of $31.3 million in core deposit intangibles as the results of acquisitions.

The increase in other non-interest expense is primarily due to acquisitions.

Loan Portfolio

Sky Financial’s loan portfolio at December 31, 2005 totaled $11.1 billion, up from $10.6 billion at December 31, 2004 and $8.6 billion at December 31, 2003. The growth in total loans of 5% in 2005 and 23% in 2004 included the impact from acquisitions, which added loans of $.2 billion and $1.5 billion in 2005 and 2004, respectively, and from Sky Financial’s emphasis on organic loan growth, which has focused on commercial lending, non-residential mortgages and home equity loans within residential mortgages.

Commercial, financial and agricultural loans comprised 27% of the total loan portfolio at December 31, 2005. This loan category includes loans to a wide variety of businesses, small and large, across many industries and regions. Sky Financial’s commercial lending policy requires each loan to have viable repayment sources.

Commercial loans are evaluated for the adequacy of repay-

ment sources at the time of approval and are regularly reviewed for any possible deterioration in the ability of the borrower to repay the loan. In certain instances, collateral is required to provide an additional source of repayment in the event of default by a commercial borrower. The structure of the collateral package, including the type and amount of the collateral, varies from loan to loan depending on the financial strength of the borrower, the amount and terms of the loan, and the collateral available to be pledged by the borrower. Credit risk for commercial loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the collateral value in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral.

Residential mortgage loans were 26% of the total loan portfolio at December 31, 2005. The residential mortgage portfolio contains loans to consumers secured by residential mortgages.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Sky Financial’s residential mortgage lending policy requires each loan to have viable repayment sources. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential mortgage loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential mortgages in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

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

Included in the residential mortgage portfolio are home equity loans, which consist mainly of revolving lines of credit to consumers which are secured by residential real estate. Home equity lines are generally governed by the same lending policies and subject to credit risk as described above for residential real estate loans.

Construction loans totaled 9% of Sky Financial’s total loans at December 31, 2005. Construction loans are mainly to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. Construction loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically runs from six months to one year. Substantially all of these loans are in Sky Financial’s local markets. Residential construction loans are generally under-written pursuant to the same guidelines used for originating permanent residential mortgage loans. Terms and rates typically match residential mortgage loans, except that during the construction phase the borrower pays interest only. The application process for construction loans includes a submission of the plans and costs of the project to be constructed.

Non-residential mortgage loans comprised 32% of total loans at December 31, 2005. The non-residential real estate portfolio contains mortgage loans to developers and owners of commer-

cial real estate. Development lending activities in commercial real estate are based primarily on relationships with developers who are active in Sky Financial’s local markets. Commercial real estate loans are governed by the same lending policies and subject to credit risk as described for commercial loans.

Installment and credit cards loans were 6% of the total loans at December 31, 2005. This portfolio includes installment loans used by clients to purchase automobiles, boats, recreational vehicles, automobile leases and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for installment loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. Credit cards includes the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by the same lending policies and subject to credit risk as described for residential real estate and consumer loans.

Real estate loans, including construction and mortgage loans, approximated 67% of total loans at December 31, 2005, down from 68% at year-end 2004.

Commercial loans comprise 27% and 24% of the total loan portfolio for 2005 and 2004, respectively. The change in mix reflects growth in this portfolio due to new business development in existing regional markets. As part of its commercial loan portfolio, Sky Financial engages in financing pools of loans with a specialty consumer finance company. This relationship has currently over 300 pools in this portfolio type. These pools are made up of almost exclusively 1-4 family residential mortgage loans located throughout the country that have some type of impairment associated with them. In addition, Sky Financial participated in a small portfolio of shared national credits. These individual credit relationships total less than one-half of one percent of the total loan portfolio with the businesses located in our current market area.

The remaining portion of Sky Financial’s loan portfolio is installment loans, credit card loans and other loans, which decreased to 6% of the loan portfolio from 8% in the prior year. The decrease is due to a reduced emphasis on indirect auto loans and a change in consumer patterns to greater use of home equity lending.

As of December 31, 2005, Sky Financial did not have any loan concentrations that exceeded 10% of total loans. Sky Financial monitors the levels of market segments contained in the loan portfolio.

Table 8 Loan Portfolio
December 31,	2005	2004	2003	2002	2001
Real estate loans:
Construction	$1,012,745	$848,072	$491,086	$410,955	$295,154
Residential mortgage	2,916,248	2,898,875	2,045,317	1,614,048	1,464,572
Non-residential mortgage	3,488,684	3,498,746	2,896,116	2,290,053	1,719,074
Commercial, financial and agricultural loans	3,024,337	2,562,738	2,441,225	2,168,545	1,853,855
Installment and credit card loans	707,208	807,687	770,901	864,387	850,343
Total loans	$11,149,222	$10,616,118	$8,644,645	$7,347,988	$6,182,998
Real estate loans:
Construction	9.1%	8.0%	5.7%	5.6%	4.8%
Residential mortgage	26.2	27.3	23.7	22.0	23.7
Non-residential mortgage	31.3	33.0	33.5	31.2	27.7
Commercial, financial and agricultural loans	27.1	24.1	28.2	29.5	30.0
Installment and credit card loans	6.3	7.6	8.9	11.7	13.8
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

Table 9 shows the amount of commercial, financial and agricultural loans and real estate construction loans outstanding as of December 31, 2005, which based on the remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

Table 9 Loan Maturity and Price Sensitivity
December 31, 2005	Due In 1 Year	Due In 1 Year - 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$1,715,394	$1,156,631	$152,312	$3,024,337
Construction	256,422	688,407	67,916	1,012,745
Total	$1,971,816	$1,845,038	$220,228	$4,037,082
Total due after one year:
Fixed rate commercial, financial, agricultural and construction		$184,374	$10,585	$194,959
Variable rate commercial, financial, agricultural and construction		1,660,664	209,643	1,870,307
Total		$1,845,038	$220,228	$2,065,266
Actual maturities of loans will differ from the contractual maturities presented in the table above because of prepayments, rollovers and renegotiation of payment terms, among other factors.

Under-Performing Assets

Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of the collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate. At December 31, 2005, impaired loans were $75,955 compared with $80,757 at December 31, 2004, the decrease was due primarily to improved asset quality at the end of 2005 due to on-going efforts to reduce problem loans.

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

    Non-accrual loans decreased $24,177 from $143,207 at December 31, 2004 to $119,030 at year-end 2005. The decrease in non-accrual loans in 2005 included a $14,000 decrease in non-accrual loans secured by pools of commercial leases guaranteed by surety bonds as well as additional reductions and charge-offs. For the year ended December 31, 2005, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $10,172. The amount actually collected and recorded, as interest income for these loans, was $1,609.

    At December 31, 2005, loans secured by pools of commercial leases on non-accrual status was $20,400 down from $34,400 at year end 2004. The reduction in these loans is due to cash collections on the loans during the year and the sale of $9.2 million of these non-accrual loans for $8.9 million in cash proceeds. These loans are guaranteed by surety bonds or insurance policies issued by two creditworthy insurance companies.

    Sky is engaged in litigation with these insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance are probable.

    At December 31, 2005, non-performing assets were $136,985, a decrease from $165,508 at the prior year-end. The decrease was primarily in non-performing loans, which at yearend 2005, totaled $119,509 or 1.07% of total loans outstanding, compared with $143,748 or 1.35%, of total loans outstanding at year-end 2004. In addition, all $11,705 of non-performing investments outstanding at year-end 2004 were settled or sold during 2005. The non-performing investments consisted of two securities that were on non-accrual, a Franklin County, Ohio revenue bond with a net outstanding balance of $9.4 million and a pooled commercial loan package in partial default with a net outstanding balance of $2.3 million.

    Loans now performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms (defined as loans rated substandard or worse, but excluding non-accrual and restructured loans), approximated $140,220 and $159,157 at December 31, 2005 and 2004, respectively, and are being closely monitored by management and the boards of directors of Sky Financial and its subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances.

    The decrease in loans where some concern exists is indicative of the increased focus on credit quality and stricter credit standards in loan categories. These loans require close monitoring despite the fact that they are performing according to their terms. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 10 Under-Performing Assets
December 31,	2005	2004	2003	2002	2001
Non-accrual loans	$119,030	$143,207	$81,979	$66,034	$33,319
Restructured loans	479	541	599	3,203	785
Total non-performing loans	119,509	143,748	82,578	69,237	34,104
Other real estate owned	17,476	10,055	10,441	4,178	2,467
Non-performing investments	–	11,705	–	–	–
Total non-performing assets	$136,985	$165,508	$93,019	$73,415	$36,571
Loans 90 days or more past due and still accruing interest	$27,987	$16,243	$13,841	$12,458	$15,897
Non-performing loans to total loans	1.07%	1.35%	0.96%	0.94%	0.55%
Non-performing assets to total loans plus other real estate owned	1.23	1.56	1.07	1.00	0.59
Allowance for credit losses to total non-performing loans	120.88	105.32	151.30	154.07	272.20
Loans 90 days or more past due and not on non-accrual to total loans	0.25	0.15	0.16	0.16	0.26

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

The provision for credit losses for 2005 was $52,249 compared with $37,660 for 2004 and $34,125 in 2003. The 2005 change in the provision for credit losses was attributable to higher levels of net charge-offs mostly related to several large commercial relationships and growth in the loan portfolio, partially offset by an overall reduction in the credit risk profile facilitated by a reduction in non-accrual loans.

The 2004 change in the provision for credit losses was attributable to higher net charge-offs and growth in the loan portfolio.

Table 11 Allowance for Credit Losses
Year Ended December 31,	2005	2004	2003	2002	2001
Balance at beginning of the year	$151,389	$124,943	$106,675	$92,831	$92,089
Loans charged-off:
Real estate	(21,612)	(9,534)	(10,021)	(7,898)	(2,926)
Commercial, financial and agricultural loans	(26,786)	(15,293)	(9,615)	(9,042)	(10,826)
Installment and credit card	(22,480)	(18,750)	(21,554)	(19,700)	(17,467)
Other loans	(248)	(58)	(373)	(860)	–
Total charge-offs	(71,126)	(43,635)	(41,563)	(37,500)	(31,219)
Recoveries:
Real estate	1,983	2,649	1,320	1,011	376
Commercial, financial and agricultural loans	1,860	1,646	2,197	995	1,226
Installment and credit card	5,189	4,403	5,126	4,795	2,943
Other loans	309	–	4	2	32
Total recoveries	9,341	8,698	8,647	6,803	4,577
Net loans charged-off	(61,785)	(34,937)	(32,916)	(30,697)	(26,642)
Provision charged to operating expense	52,249	37,660	34,125	37,659	27,384
Allowance for acquired institutions / sold portfolio	2,887	23,723	17,059	6,882	–
Transfer to allowance for unfunded commitments and letters of credit	(279)	–	–	–	–
Balance at the end of the year	$144,461	$151,389	$124,943	$106,675	$92,831
Net charge-offs to average loans outstanding	0.57%	0.37%	0.40%	0.47%	0.40%
Allowance for credit losses to total loans	1.30	1.43	1.45	1.45	1.50
Allowance for credit losses to total non-performing loans	120.88	105.32	151.30	154.07	272.20

At December 31, 2005, an allowance for unfunded commitments and letters of credit of $279 was included in accrued interest payable and other liabilities.	As a result of the Belmont Bancorp and Falls Bank acquisitions, Sky Financial transferred $2,361 and $526 of allowance for credit losses, respectively.

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

    Specific allowances are established for all classified loans, where management has determined that, due to identified significant conditions, it is probable that Sky Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, and internal loan review and regulatory examination findings.

Table 12 Allocation of the Allowance for Credit Losses
December 31,	2005	2004	2003	2002	2001
Specific
Real estate	$2,541	$3,860	$4,185	$2,689	$1,427
Commercial, financial and agricultural	5,122	4,054	2,738	3,468	1,032
Sub-total	7,663	7,914	6,923	6,157	2,459
General
Construction	5,605	4,720	2,295	2,257	2,387
Real estate	54,238	54,833	42,485	33,382	27,904
Commercial, financial and agricultural	43,922	46,441	37,229	29,052	21,745
Installment and credit card	21,846	26,936	26,519	25,754	26,855
Sub-total	125,611	132,930	108,528	90,445	78,891
Total allocated	133,274	140,844	115,451	96,602	81,350
Unallocated	11,187	10,545	9,492	10,073	11,481
Total	$144,461	$151,389	$124,943	$106,675	$92,831
Percent of loans in each category to total loans
Construction	9.1%	8.0%	5.7%	5.6%	4.8%
Real estate	57.5	60.3	57.2	53.2	51.4
Commercial, financial and agricultural	27.1	24.1	28.2	29.5	30.0
Installment and credit card	6.3	7.6	8.9	11.7	13.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2005, the allowance for credit losses was $144,461 or 1.30% of total loans outstanding, and 121% of total non-performing loans compared to an allowance at December 31, 2004 of $151,389 or 1.43% of total loans outstanding, and 105% of total non-performing loans. At year-end 2005, the allocated portion of the allowance for credit losses was $133,274 compared with $140,844 at year-end 2004.

The decrease in the allowance in 2005 was attributable to an overall reduction in the credit risk profile facilitated by a reduction in non-accrual loans and loans requiring a specific reserve allocation. The increase to the allowance in 2004 was due primarily to the overall growth in total loans of 23% and the adjustment of loss factors for components of certain segments within the loan portfolio. The allowance allocated to the loans secured by pools of commercial leases and guaranteed by surety bonds or insurance policies decreased in 2005 due a reduction in loan balances to $20,400 as well as receiving a court judgment relating to $5,100 of the portfolio. The allowance allocated to the loans secured by pools of commercial leases and guaranteed by surety bonds or insurance policies increased in 2004 and 2003 due to the increase in loan balances to $34,400 in 2004 and $26,637 in 2003 from $22,800 in 2002 as a result of additional loans acquired from the mergers of Second Bancorp and Metropolitan. At year-end 2005, the unallocated portion of the allowance for credit losses was $11,187 compared with $10,545 at year-end 2004 and $9,492 at year-end 2003.

The increase in the allowance in 2004 and 2003 included the addition of the allowance of acquired institutions of $23,723 and $17,059, respectively.

Net charge-offs increased to $61,785 compared with $34,937 in 2004 and $32,916 in 2003, mainly due to higher charge-offs in the first quarter of 2005 related to several large commercial relationships, a loss on the sale of a pool of non-performing real estate loans and the increased size of the loan portfolio. Net charge-offs as a percentage of average loans outstanding increased in 2005 to .57% from .37% in 2004 and .40% in 2003.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 13 Securities
	Estimated Fair Value
December 31,	2005	2004	2003
U.S. Treasury	$301	$207	$211
U.S. government agencies and corporations	191,273	152,266	325,947
Obligations of states and political subdivisions	7,690	16,561	22,337
Corporate and other securities	24,111	51,699	69,446
Mortgage-backed securities	2,698,074	2,706,552	1,955,606
Total debt securities available for sale	2,921,449	2,927,285	2,373,547
Marketable equity securities available for sale	31,459	29,865	45,862
FHLB, FRB & Bankers’ Bank stock(1)	144,564	134,663	91,960
Total securities	$3,097,472	$3,091,813	$2,511,369

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

In 2005, total securities increased by only $5,659 as the impact of growth was not significant and liquidity and interset rate risk management factors were mostly stable throughout the year. During the year, Sky purchased $722,371 in securities. Maturities, calls and principal repayments totaled $627,290 and sales of investments totaled $127,667 that resulted in a net gain of $3,662.

In order to achieve liquidity and interest rate risk management objectives, the available for sale investment portfolio along with wholesale funding and interest rate derivatives (e.g., interest rate swaps, caps and floors) provides the company with the ability to manage liquidity and interest rate risk as the broader balance sheet and market conditions warrant. From time to time adjustments in holdings of various types of investments may be necessary to maintain prudent positioning of the total balance sheet. The management team through the Asset Liability Committee reviews potential adjustments monthly.

Out of the securities sold, $10,054 were corporate trust preferred issues that were sold due to management’s decision to minimize risk by liquidating these investments. A net gain of $1,116 was recognized on these sales.

Securities sold totaling $25,412 were mortgage-backed securities that had paid down significantly from the original purchase amount. Among the issues considered by management in the decision to sell mortgage-backed securities that have paid down significantly included the market value of the investment, the current book yield, the remaining expected life of the investment, the cost of administration of the security, the stability of the expected remaining life and the likely reinvestment rate. Portfolio management is enhanced by maintaining the number of bonds in the portfolio to a reasonable number. The sale of these securities resulted in a $456 net gain for the year.

During the fourth quarter, the Franklin County Multi-Family Housing Revenue Bond was sold to a third party for $9,500. A net gain of $79 was realized on the sale. This investment had been written down as other than temporarily impaired as part of the merger with Metropolitan Bank in 2003. In addition, the BPA Commercial Capital LLC commercial mortgage pass-through certificate was called at $14,998 by the servicer in conjunction with the settlement of an insurance claim. This bond had also been determined to have an other than temporarily impairment as part of the Metropolitan Bank transaction. The resulting gain from the call was $1,452.

In addition, $3,231 of other investments consisting of equities and corporate debt issued by financial institutions and government-sponsored enterprises were sold during the year at a net gain of $559.

In addition to the securities sold above, a combined total of $79,471 in securities, were sold during the integration of Belmont Bancorp and Falls Bank into Sky Financial. These investments were liquidated because they did not conform to the extension risk parameters of the broader securities portfolio. To complete the restructuring process, proceeds from the sales were used to reinvest in securities that better fit the parameters of the current portfolio.

In 2004, total securities available for sale increased $580,444 primarily as a result of the acquisitions of Second Bancorp and Prospect. During 2004, $1,052,584 in securities were purchased, while principal from maturities, calls and payments totaled $754,932 and sales totaled $225,923.

The portfolio contains mortgage-backed securities and, to a limited extent, other securities, that have uncertain cash flow characteristics. The variable cash flows present additional risk to Sky Financial in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields.

Sky Financial utilizes a variety of tools to monitor and minimize this risk. All securities must pass a stress test at the time of purchase estimating how the security would perform in various interest rate environments. Additionally, the corporate investment policy defines certain types of high-risk securities ineligible for purchase, including securities that may not return full principal to Sky Financial. It is also the practice of Sky Financial to minimize premiums paid on mortgage securities to avoid yield reduction if prepayments accelerate. The total premium on mortgage securities was .30% as of December 2005 compared to .43% in December 2004. These policies help to ensure that there will be no material impact from these investments to the financial statements due to changes in market interest rates, which may shorten the average life of the portfolio.

Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. The weighted average yields on income from tax-exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis. Table 14 shows (at amortized cost) the contractual maturities and weighted average yields of Sky Financial’s securities as of December 31, 2005.

Table 14 Maturity Distribution of Debt Securities Portfolio (At Amortized Cost)
	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
December 31, 2005	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$199	3.80%	$100	5.48%	$–	–	$–	–
U.S. government agencies and corporations	34,920	3.65	159,069	3.83	–	–	1,348	5.12%
Obligations of states and political subdivisions	630	5.81	2,122	6.90	878	8.64%	3,978	7.20
Corporate and other securities	100	5.49	1,200	4.26	–	–	22,263	8.12
Mortgage-backed securities	579,602	4.29	1,569,815	4.42	517,514	4.57	96,384	4.67
Total debt securities available for sale	$615,451	4.26%	$1,732,306	4.37%	$518,392	4.58%	$123,973	5.38%

Sky Financial evaluates its securities portfolio for other than temporary impairment throughout the year. Each investment, which has an indicative market value less than the book value is reviewed on a monthly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of Sky Financial to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at Sky Financial.

An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary. The securities portfolio as of December 31, 2005 contains no other-than-temporary impaired investments. The following table documents the amount of securities by type that are currently carried above the fair market value. It also indicates the amount of securities that have been below market value for more than one year. In addition, the table indicates the anticipated recovery period that represents the market consensus on the duration of the investments based on market assumptions.

Table 15 Securities (Gross Unrealized Losses)
	Total				Greater than one year
December 31, 2005	Book Value	Fair Market	Gross Unrealized Losses	Book Value	Fair Market	Gross Unrealized Losses	Anticipated Recovery Period in years
U. S. Treasury	$198	$198	$–	$–	$–	$–	–
U. S. government agencies and corporations	175,417	171,340	(4,077)	111,621	108,375	(3,246)	2.3
Obligations of states and political subdivisions	480	478	(2)	–	–	–	–
Corporate and other securities	5,535	5,500	(35)	5,535	5,500	(35)	5.5
Mortgage-backed securities	2,564,139	2,498,132	(66,007)	1,252,110	1,205,736	(46,374)	3.2
Total debt securities for sale	2,745,769	2,675,648	(70,121)	1,369,266	1,319,611	(49,655)	3.1
Marketable equity securities available for sale	8,579	7,451	(1,128)	–	–	–	–
Total securities	$2,754,348	$2,683,099	$(71,249)	$1,369,266	$1,319,611	$(49,655)	3.1

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 16 Funding Sources
	Average Amounts Outstanding			Average Rate Paid
Year Ended December 31,	2005	2004	2003	2005	2004	2003
Non-interest-bearing demand deposits	$1,641,264	$1,402,627	$1,113,236
Interest-bearing demand deposits	365,825	298,742	220,891	1.43%	0.79%	0.61%
Savings deposits	3,703,527	3,767,873	3,343,474	1.26	0.76	0.91
Time deposits	4,915,602	4,035,606	3,728,437	3.20	2.75	2.99
Total deposits	10,626,218	9,504,848	8,406,038
Short-term borrowings	857,472	897,438	849,464	3.11	2.08	2.17
Trust preferred securities/Junior subordinated debentures	188,734	174,385	150,001	6.45	4.99	5.02
Debt and FHLB advances	1,836,233	1,427,547	1,041,429	3.67	2.91	3.23
Total funding sources	$13,508,657	$12,004,218	$10,446,932

Table 17 is a schedule of maturities of time deposits in denominations of $100,000 or more as of December 31, 2005 and 2004:

Table 17 Maturity of Time Deposits of $100,000 or More
December 31,	2005	2004
Three months or less	$486,086	$358,600
Three through six months	381,298	213,830
Six through twelve months	287,970	336,278
Over twelve months	431,845	671,250
Total	$1,587,199	$1,579,958

Short-Term Borrowings

Table 18 sets forth certain information relative to borrowed funds with original maturities of less than one year. Included in these borrowed funds are federal funds purchased, advances from the

FHLB, securities sold under agreements to repurchase and bank lines of credit.

Table 18 Short-Term Borrowings
December 31,	2005	2004	2003
Balance at period-end	$1,396,660	$1,282,644	$1,397,128
Weighted average interest rate at period-end	3.63%	2.01%	0.94%
Maximum outstanding at any month-end during the year	$1,396,660	$1,286,337	$1,397,128
Average amount outstanding	1,220,694	1,109,910	952,831
Weighted average rates during the year	2.82%	1.25%	1.10%
For further information on the securities sold under agreements to repurchase, see Note 8 of the Consolidated Financial Statements.

Contractual Obligations and Commitments

Table 19 presents, as of December 31, 2005, Sky Financial’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Deposits without a stated maturity have been placed in the one year and less category for this presentation based on the clients’ ability to withdraw on a daily basis. However, from a practical standpoint, these deposits provide a stable long-term source of funding.

Table 19 Contractual Obligations(1)
Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$5,484,186	$–	$–	$–	$5,484,186
Certificates of deposit	3,630,855	1,361,769	233,157	42,994	5,268,775
Federal funds purchased and securities sold under repurchase agreements	741,660	280,000	–	30,000	1,051,660
Debt and FHLB borrowings	968,569	374,608	419,520	151,291	1,913,988
Operating leases	10,003	15,000	10,544	17,494	53,041
Junior subordinated debentures	–	–	–	182,185	182,185
Total	$10,835,273	$2,031,377	$663,221	$423,964	$13,953,835

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

Sky Financial obtains its funding from a variety of sources including retail and commercial deposits, securities sold under agreement to repurchase, federal funds purchased, FHLB advances, and debt securities offered by Sky Financial. By utilizing a mixture of these funding sources, Sky Financial is able to manage its contractual repayment dates.

    Sky Financial also enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly. Because the derivative contracts recorded on the balance sheet at December 31, 2005, do not represent amounts that will ultimately be received or paid under these contracts, they are excluded from the table above.

    A schedule of significant off-balance sheet commitments at December 31, 2005, is included in Table 20.

Table 20 Significant Commitments
	2005	2004
Commitments to extend credit	$3,498,243	$2,981,831
Standby letters of credit	299,427	343,130
Letters of credit	1,704	7,173

    These commitments are extended to clients in the normal course of business and are subject to the same credit policies as making on-balance commitments. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not represent future cash flow requirements.

Liquidity Management

Management of liquidity is of continuing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the bank, financial institutions have developed innovative ways to meet clients needs while at the same time managing both liquidity and interest rate risk. This is being done primarily through liquidity management and the balance of deposit growth and alternative sources of borrowing.

    Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of December 31, 2005, a total of $3,632,330 of time deposits mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, as well as original term and current rate. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Time deposit maturities are monitored and the percent retained is reported monthly to ALCO.

    Management of Sky Financial is confident that a significant portion of the scheduled maturities will be retained in 2006. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

At December 31, 2005, securities with maturities of one year or less totaled $35,581. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $579,602 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds with a wide variety of terms and structures. As of December 31, 2005, the banking subsidiary had total credit availability with the FHLB of $1,913,376, of which, $1,775,583 was outstanding.

At the end of 2004, Sky Financial’s share repurchase program had two million shares remaining. During 2005, 1,911 shares were repurchased under this program.

Sky Financial is a holding company and does not conduct operations. Its primary sources of liquidity are borrowings from outside sources and dividends received from its subsidiaries. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. At December 31, 2005, $227,309 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 26, 2006. It is anticipated that the line will be renewed. As of December 31, 2005, Sky Financial had no outstanding balance on the line of credit.

The corporation manages liquidity risk in accordance with established policies primarily through the ALCO. Management has increased its monitoring of liquidity levels and has implemented strategies to increase liquidity. Strategies implemented in 2004 and 2005 include new retail, deposit retention and growth initiatives, an increased portfolio of a laddered maturity of brokered CDs and additional federal funds lines.

Capital Resources

Shareholders’ equity at year-end 2005 totaled $1,553,877 compared to $1,470,955 at December 31, 2004, an increase of 6%. The increase was primarily due to net retained earnings (net income less dividends) of $87,493 and the issuance of stock for acquisitions and for the exercise of stock options. These increases were partially offset by the reduction in shareholders equity from the repurchase of shares.

The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. Sky Financial has consistently maintained the regulatory capital ratios of the corporation and its bank above “well capitalized” requirements. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weighting and other factors. Management believes, as of December 31, 2005, Sky Financial and Sky Bank meet all capital adequacy requirements for which they are subject. At December 31, 2005, Sky Financial’s and Sky Bank’s ratio of total capital to risk-weighted assets as defined by the regulatory framework for prompt corrective action were 11.5% and 11.2%. The capital position is managed through changes to balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

In late 2005, the four federal banking agencies-the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, and the Office of Thrift Supervision published an interagency advance notice of proposed rulemaking regarding potential revisions to the existing risk-based capital framework. These changes would apply to banks, bank holding companies, and savings associations.

The potential modifications to the U.S. risk-based capital standards including:

■  Increasing the number of risk weight categories to which credit exposures may be assigned;

■  Expanding the use of external credit ratings as an indicator of credit risk for externally-rated exposures;

■  Expanding the range of collateral and guarantors that may qualify an exposure for lower risk weights;

■  Using loan-to-value ratios, credit assessments, and other broad measures of credit risk for assigning risk-weights to residential mortgages;

■  Modifying the credit conversion factor for various commitments, including those with an original maturity of under one year;

■  Requiring that certain loans 90 days or more past due or in a non-accrual status be assigned to a higher risk weight category;

■  Modifying the risk-based capital requirements for certain commercial real estate exposures;

■  Increasing the risk sensitivity of capital requirements for other types of retail, multifamily, small business, and commercial exposures; and

■  Assessing a risk-based capital charge to reflect the risks in securitizations with early amortization provisions that are backed by revolving retail exposures.

Sky Financial will continue to monitor these potential changes to the risk-based capital standards and will make the necessary changes to ensure that it remains well-capitalized.

Sky Financial’s strategic plans include continued growth through acquisitions, which can potentially impact Sky Financial’s capital position. Sky Financial may issue additional common stock in conjunction with future acquisitions in order maintain its well capitalized status.

In September 2004, Sky Financial’s Board of Directors authorized the repurchase of up to 2,068 shares of common stock over the next twelve months, of which 68 shares were repurchased during 2004. During 2005 Sky Financial repurchased 1,911 shares under the authorization. Sky Financial does not currently intend to repurchase additional shares in 2006. Shares repurchased by Sky Financial were used in its stock option plans and for general corporate purposes.

As of December 31, 2005, Sky Financial has $184,799 of capital securities with wholly-owned unconsolidated subsidiaries, which are considered to be Tier I capital for regulatory purposes. Under the Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The Federal Reserve Board issued their final regulations on March 30, 2005 after evaluating whether these capital securities will continue as Tier I capital as a result of their deconsolidation under generally accepted accounting principals. The Federal Reserve Board has determined that these securities will continue to qualify as Tier I capital with specific limitations. The management of Sky Financial has evaluated these limitations and does not believe they will have a material effect on Sky Financial or Sky Bank’s Tier I capital.

Sky Financial anticipates issuing approximately $150,000 of capital securities to coincide with the acquisition of Union Federal in the third quarter of 2006.

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

    Sky Financial manages market risk through its ALCO at both the subsidiary and consolidated levels. The committee assesses interest rate risk exposure through three primary measurements: rate sensitive assets divided by rate sensitive liabilities (or “Gap ratios”), interest rate shock simulations of net interest income at risk, and economic value of equity risk simulation.

    Sky Financial also utilizes interest rate swaps and caps to effectively modify its liability interest rate repricing to more effectively match the repricing characteristics of its assets. At December 31, 2005, the fair value of Sky Financial’s derivative arrangements aggregated $(2,813) on contracts with notional amounts of $411,015. Sky Financial monitors and manages its rate sensitivity position to maximize net interest income, while minimizing the risk due to changes in interest rates.

    Sky Financial also uses a rate sensitivity gap analysis to manage its interest rate risk. The difference between a financial institution’s interest rate sensitive assets (e.g., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (i.e. liabilities that will mature or reprice within the same time period) is commonly referred to as its “interest rate sensitivity gap” or “gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to have a “positive gap,” which generally means that if interest rates increase, a company’s net interest income will increase and if interest rates decrease, its net interest income will decrease. An institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to have a “negative gap,” which generally means that if interest rates increase, a company’s net interest income will decrease and if interest rates decrease, its net interest income will increase.

    The current policy imposes limits at the six-month and 12- month time periods that is measured in terms of the ratio of cumulative rate sensitive assets divided by rate sensitive liabilities. Table 21 presents the gap position of Sky Financial at December 31, 2005 and 2004.

Table 21 Gap Position
	Year-end	Year-end	ALCO Guidelines
	2005	2004	Max	Min
Six month	102.5%	108.2%	125%	95%
One year	98.2%	105.9%	125%	95%

    The interest rate shock simulation analysis measures the potential effect on earnings that an instantaneous parallel change in general interest rates could have on net interest income and economic value of equity. Sky Financial applies hypothetical interest rate shocks up 300, 200 and 100 basis points and down 100 basis points to its financial instruments based on the assumed cash flows. Under the interest rate environment as of December 31, 2004, a declining 200 basis point or greater scenario was improbable and therefore provided no meaningful results. The economic value of equity measures the price risk of the entire balance sheet by discounting expected cash flows of all assets and liabilities and netting the result. This provides a longer-term view of the interest rate risk profile of the company that is focused on the current economic value of assets and liabilities that make up the balance sheet at a static point in time. The shock then examines how the economic value of the company would change if market rates were different. As demonstrated in Table 22, as of December 31, 2005, the projected volatility of net interest income and economic value of equity due to the hypothetical changes in market rates are within ALCO guidelines. While transitioning out of a historically low rate environment, Sky Financial is monitoring the effect of a 300 basis point up scenario. A policy limit for a 300 basis point up scenario has not been proposed by management as of December 31, 2005.

Table 22 Rate Shock Analysis
	Year-end 2005	Year-end 2004	ALCO Guidelines
One year net interest income change
+300 Basis points	2.2%	3.3%	N/A
+200 Basis points	1.8	2.6	(10.0)%
+100 Basis points	1.0	1.4	(5.0)
-100 Basis points	(2.0)	(2.3)	(5.0)
-200 Basis points	(5.8)	N/M	(10.0)
Net present value of equity change
+300 Basis points	(17.7)%	(14.6)%	N/A
+200 Basis points	(11.3)	(8.7)	(15.0)%
+100 Basis points	(5.2)	(3.8)	(10.0)
-100 Basis points	3.2	1.1	(10.0)
-200 Basis points	3.6	N/M	(15.0)

N/M – Not Meaningful

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

Pending Acquisition

On February 3, 2006, Sky Financial announced the execution of a definitive agreement to acquire Union Federal Bank of Indianapolis, and its parent company, Waterfield Mortgage Company, Incorporated, Ft. Wayne, Indiana. Sky Financial’s transaction is for the acquisition of Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which had approximately $2.7 billion in assets at the date of the agreement.

    Under the terms of the agreement, shareholders of Waterfield will be entitled to receive $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share and Sky Financial will issue 7.5 million shares and pay $136.5 million in cash to complete the transaction. The transaction is valued at $330 million, based upon Sky Financial’s closing stock price as of February 2, 2006 and is expected to close in the third quarter of 2006. The exchange is expected to qualify as a tax-free transaction to the Waterfield shareholders. Following the merger, and

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

upon receipt of all necessary regulatory approvals, Union Federal Bank will be merged with and into Sky Bank.

    Not considering the merger-related charges discussed below, the merger is expected to be accretive to earnings per share by approximately $.02 or 1% in the first full year of operations (2007), due to the expected cost-saving benefits achieved through the integration of systems and support functions, improved branch efficiencies and increased alternative delivery channels for financial products and services. As a result of cost saving efforts, Sky Financial expects to reduce approximately 14% of Union Federal Bank’s non-interest expenses. After-tax merger-related costs of approximately $6 – $8 million will be incurred to complete the merger.

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

Account - Allowance for Credit Losses

Balance Sheet Reference - Allowance for Credit Losses

Income Statement Reference - Provision for Credit Losses

Description

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Loan losses are charged-off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit, or recourse provisions under loan sales agreements or servicing agreements are classified with other liabilities.

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

    Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance, which represent estimations done pursuant to either FAS No. 5 Accounting for Contingencies, or FAS No. 114, Accounting by Creditors for Impairment of a Loan.

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

    Specific allowances are established for all classified loans, where management has determined that, due to identified significant conditions, it is probable that Sky Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

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

New Accounting Pronouncements

    In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Sky financial applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. Sky Financial adopted SOP 03-3 on January 1, 2005. This SOP had no material affect to either of Sky Financial’s two acquisitions of banks during 2005.

Forward Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition, reorganization and divestiture transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial’s customers; customer reaction to and unforeseen complications with respect to Sky Financial’s integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions; and other risks identified from time-to- time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of	Operations - Market Risk Management” on page 28 of this Form 10-K is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Shareholders of

Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited the accompanying consolidated balance sheets of Sky Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sky Financial Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cleveland, Ohio

February 21, 2006

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

December 31,	2005	2004
Assets
Cash and due from banks	$318,114	$232,407
Interest-earning deposits with financial institutions	15,037	32,919
Loans held for sale	24,184	9,433
Securities	3,097,472	3,091,813

Total loans	11,149,222	10,616,118
Less allowance for credit losses	(144,461)	(151,389)
Net loans	11,004,761	10,464,729

Premises and equipment, net	166,797	155,466
Goodwill	521,862	475,258
Core deposit and other intangibles, net	67,077	71,674
Accrued interest receivable and other assets	467,987	410,724
Total assets	$15,683,291	$14,944,423
Liabilities
Deposits
Non-interest-bearing deposits	$1,734,113	$1,592,510
Interest-bearing deposits	9,021,563	8,759,081

Total deposits	10,755,676	10,351,591
Securities sold under repurchase agreements and federal funds purchased	1,053,244	1,041,361
Debt and Federal Home Loan Bank advances	1,940,989	1,735,282
Junior subordinated debentures owed to unconsolidated subsidiary trusts	184,799	189,558
Accrued interest payable and other liabilities	194,706	155,676
Total liabilities	$14,129,414	$13,473,468
Shareholders’ Equity
Common stock, no par value; 350,000 shares authorized; 110,207 and 106,952 shares issued in 2005 and 2004	1,221,571	1,136,681
Retained earnings	430,710	343,541
Treasury stock; 1,899 and 113 shares in 2005 and 2004	(51,418)	(2,330)
Accumulated other comprehensive loss	(46,986)	(6,937)
Total shareholders’ equity	1,553,877	1,470,955
Total liabilities and shareholders’ equity	$15,683,291	$14,944,423

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

For The Years Ended December 31,	2005	2004	2003
Interest Income
Loans, including fees	$695,969	$543,085	$493,047
Securities
Taxable	133,317	118,035	99,998
Nontaxable	234	321	653
Federal funds sold and other	704	502	365
Total interest income	830,224	661,943	594,063
Interest Expense
Deposits	209,286	141,764	143,205
Borrowed funds	106,286	68,868	59,615
Total interest expense	315,572	210,632	202,820
Net interest income	514,652	451,311	391,243
Provision for credit losses	52,249	37,660	34,125
Net interest income after provision for credit losses	462,403	413,651	357,118
Non-Interest Income
Trust services income	21,918	18,281	14,348
Service charges and fees on deposit accounts	55,570	47,964	38,207
Mortgage banking income	24,991	24,844	47,832
Brokerage and insurance commissions	59,172	55,820	42,686
Net securities gains	3,662	14,569	871
Other income	46,069	41,939	34,954
Total non-interest income	211,382	203,417	178,898
Non-Interest Expenses
Salaries and employee benefits	214,555	193,611	165,363
Occupancy and equipment expense	68,402	59,096	50,025
Merger, integration and restructuring expense	1,771	4,542	4,577
Amortization expense	14,887	10,979	6,896
Other operating expense	100,432	88,296	80,325
Total non-interest expenses	400,047	356,524	307,186
Income from continuing operations before income taxes	273,738	260,544	228,830
Income taxes	91,547	85,344	76,150
Income from continuing operations	182,191	175,200	152,680
Income from discontinued operations (net of tax of $200, $10,348 and $2,305, respectively)	372	19,155	3,937
Net Income	$182,563	$194,355	$156,617
Basic Earnings Per Common Share
Income from continuing operations	$1.71	$1.76	$1.70
Income from discontinued operations	0.00	0.19	0.05
Net Income	$1.71	$1.95	$1.75
Diluted Earnings Per Common Share
Income from continuing operations	$1.69	$1.74	$1.69
Income from discontinued operations	0.00	0.19	0.04
Net Income	$1.69	$1.93	$1.73

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands, except per share data)

	Common Shares	Treasury Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2002	87,277	221	$658,767	$149,543	$(3,965)	$28,088	$832,433
Comprehensive income
Net income				156,617			156,617
Other comprehensive loss						(27,630)	(27,630)
Total comprehensive income							128,987
Cash dividends ($.81 per share)				(72,968)			(72,968)
Shares issued for stock option exercises	604		10,869				10,869
Shares issued to acquire Metropolitan Financial Corp	2,887		55,294				55,294
Shares issued to acquire Great Lakes Bancorp	1,717		39,195				39,195
Shares issued to acquire Insurance Buyers Services Agency, Inc.		(164)	735		2,963		3,698
Fractional shares and other items		(15)		808	260		1,068
Balance, December 31, 2003	92,485	42	764,860	234,000	(742)	458	998,576
Comprehensive income
Net income				194,355			194,355
Other comprehensive loss						(7,395)	(7,395)
Total comprehensive income							186,960
Cash dividends ($.85 per share)				(84,814)			(84,814)
Treasury shares acquired		68			(1,588)		(1,588)
Shares issued for stock option exercises	872		19,929				19,929
Shares issued to acquire EOB, Inc.	177		4,558				4,558
Shares issued to acquire Second Bancorp	11,953		310,645				310,645
Shares issued to acquire Spencer-Patterson Insurance Agency	297		7,637				7,637
Shares issued to acquire Prospect Bancshares	1,139		29,052				29,052
Fractional shares and other items	29	3					–
Balance, December 31, 2004	106,952	113	1,136,681	343,541	(2,330)	(6,937)	1,470,955
Comprehensive income
Net income				182,563			182,563
Other comprehensive loss						(40,049)	(40,049)
Total comprehensive income							142,514
Cash dividends ($.89 per share)				(95,070)			(95,070)
Treasury shares acquired		1,911			(52,407)		(52,407)
Treasury shares issued for restricted stock awards		(133)	(3,531)		3,531		–
Restricted stock forfeited		5			(127)		(127)
Restricted stock expense			1,130				1,130
Shares issued for stock option exercises	657		13,773				13,773
Stock option expense			4,107				4,107
Shares issued to acquire Belmont Bancorp	1,765		49,689				49,689
Shares issued to acquire EOB, Inc.	13		336				336
Shares issued to acquire Benefits Design Agency	137		3,902				3,902
Shares issued to acquire Steiner Insurance Agency	111		3,178				3,178
Shares issued to acquire Becker-McDowell Agency	222		6,351				6,351
Shares issued to acquire Falls Bank	350		9,890				9,890
Fractional shares and other items		3	(3,935)	(324)	(85)		(4,344)
Balance, December 31, 2005	110,207	1,899	$1,221,571	$430,710	$(51,418)	$(46,986)	$1,553,877

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

For The Years Ended December 31,	2005	2004	2003
Operating Activities
Income from continuing operations	$182,191	$175,200	$152,680
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation, amortization and accretion	28,578	22,633	30,614
Stock-based compensation expense	5,237	–	–
Net gains on sales of assets	(16,715)	(14,751)	(721)
Provision for credit losses	52,249	37,660	34,125
Proceeds from sales of loans held for sale	1,101,314	1,128,777	2,265,681
Disbursements on originations of loans held for sale	(1,080,056)	(1,110,148)	(2,190,064)
Net change in other assets and liabilities	4,062	635	(68,797)
Net cash provided from operating activities of continuing operations	276,860	240,036	223,518
Net cash (used for) provided from operating activities of discontinued operations	–	(3,560)	46,867
Investing Activities
Net (increase) decrease in interest-earning deposits with financial institutions	20,745	(3,232)	12,726
Net decrease in federal funds sold	13,480	–	44,860
Securities:
Proceeds from maturities and payments	627,290	754,932	1,499,132
Proceeds from sales	127,667	225,923	416,526
Purchases	(722,371)	(1,052,584)	(2,051,780)
Proceeds from sales of non-mortgage loans	255,560	99,115	25,344
Net increase in loans	(672,758)	(608,005)	(235,529)
Purchases of premises and equipment	(27,485)	(20,401)	(19,032)
Proceeds from sales of premises and equipment	5,466	20,053	22,634
Proceeds from sales of other real estate	15,300	12,975	4,111
Proceeds from sale of discontinued operations, net of cash sold	–	68,207	–
Net cash received (paid) in acquisitions	(7,358)	23,170	58,721
Other items	–	–	(154)
Net cash used for investing activities of continuing operations	(364,464)	(479,847)	(222,441)
Net cash used for investing activities of discontinued operations	–	(26,126)	(264,871)
Financing Activities
Net increase (decrease) in deposit accounts	124,940	336,125	(231,892)
Net increase (decrease) in federal funds and repurchase agreements	12,361	(49,874)	150,180
Net increase (decrease) in short-term FHLB advances	200,000	(106,500)	280,000
Net decrease in borrowings under bank lines of credit	–	(61,000)	(4,000)
Proceeds from junior subordinated debt to unconsolidated subsidiary trust	–	–	30,000
Repayment of junior subordinated debt to unconsolidated subsidiary trust	–	(16,000)	(27,750)
Proceeds from issuance of debt and long-term FHLB advances	218,775	265,723	54,590
Repayment of debt and long-term FHLB advances	(253,140)	(100,087)	(180,359)
Cash dividends and fractional shares paid	(93,659)	(80,731)	(71,008)
Proceeds from issuance of common stock	13,773	19,929	10,869
Treasury stock purchases	(52,407)	(1,588)	–
Tax benefits from tax deductions in excess of the compensation cost recognized	2,643	–	–
Other items	25	–	1,068
Net cash provided from financing activities of continuing operations	173,311	205,997	11,698
Net cash provided from financing activities of discontinued operations	–	31,129	216,835
Net increase (decrease) in cash and due from banks	85,707	(32,371)	11,606
Cash and due from banks at beginning of year	232,407	264,778	253,172
Cash and due from banks at end of year	318,114	232,407	264,778
Less cash at discontinued operations	–	–	(13,414)
Cash and due from banks at end of year, net of discontinued operations	$318,114	$232,407	$251,364
Supplemental Disclosures
Interest paid	$315,455	$206,023	$242,765
Income taxes paid	76,216	70,220	86,138
Value of shares issued for acquisitions	73,346	351,892	98,187
Transfer of loans to other real estate	22,091	11,172	6,848

Non-cash activity related to the acquisitions included the purchase of assets with a fair value of $438,505 and the assumption of liabilities of $342,622 in 2005; the purchase of assets with a fair value of $2,494,497 and the assumption of liabilities of $2,135,005 in 2004; and the purchase of assets with a fair value of $1,625,525 and the assumption of liabilities of $1,500,968 in 2003.

The accompanying notes are an integral part of the consolidated financial statements.

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

Basis of Presentation

The accounting and reporting policies followed by Sky Financial conform to accounting principles generally accepted in the United States of America (U.S. GAAP) and to general practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The allowance for credit losses, fair values of financial instruments, mortgage servicing rights and status of contingencies are particularly subject to change.

Consolidation

The consolidated financial statements of Sky Financial include the accounts of Sky Bank, Sky Trust, N.A. (Sky Trust), Sky Insurance, Inc. (Sky Insurance), and various other insignificant subsidiaries. On March 31, 2004, Sky Financial Solutions, Inc. (SFS) was sold and is included in the consolidated financial statements and related notes as discontinued operations. All significant intercompany transactions and accounts have been eliminated in consolidation.

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

During 2005, Sky Financial began a program to provide clients the ability to swap from variable to fixed interest rates on commercial loans. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable to fixed rate swap on the commercial loan. These arrangements are not designated as hedges under Financial Accounting Standards (FAS) No.133 Accounting for Derivatives and Hedging Activities, as amended. Accordingly, the interest rate swaps with both the clients and third parties are carried at fair value while the changes in fair value offset each other in the income statement.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are carried at the outstanding principal amount, net of any loan origination and commitment fees and costs, and any premiums or discounts arising at the time of purchase or business acquisition. Interest is recorded when earned and includes amortization of any deferred loan origination fees, commitment fees, costs, premiums and discounts. When collection of the loan or interest becomes doubtful, the loan is placed on nonaccrual status and all accrued and unpaid interest relating to previous years and any remaining fees are charged against the allowance for credit losses. Current year’s accrued and unpaid interest is reversed against interest income. Payments on nonaccrual loans are recorded as principal reductions until repayment of the loan and interest is reasonably assured and the loan is returned to accrual status. Loan origination, commitment fees and costs and premium and discounts are amortized over the contractual life of the loan as an adjustment to the related loan’s yield using the interest method.

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

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Changes in estimates are recorded currently through provision for credit losses. Loan losses are charged-off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit or recourse provisions under loan sales agreements or servicing agreements are classified within other liabilities.

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

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either FAS No. 5 Accounting for

Contingencies, or FAS No. 114, Accounting by Creditors for Impairment of a Loan.

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

Specific allowances are established for all classified loans, where management has determined that, due to identified significant conditions, it is probable that Sky Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends and internal loan review and regulatory examination findings.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, generally over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. The useful lives range from 3 to 10 years for equipment, furniture and fixtures and 10 to 40 years for buildings and improvements. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life. The adjusted cost of the specific assets sold or disposed of is used to compute gains or losses on disposal. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines an impairment exists, the asset is reduced with an offsetting charge to expense.

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

Intangible Assets

Core deposit intangible assets are amortized on an accelerated basis over their estimated useful lives, which average 10 to 12 years. Goodwill is not amortized, but rather reviewed for impairment on an annual basis or more frequently if impairment indicators exist. Customer relationship intangibles are recorded for Sky Financial’s acquisitions of insurance agencies. These customer relationship intangibles are generally amortized on an accelerated basis over their estimated useful life, which average 8 to 12 years.

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

Stock-Based Compensation

During the fourth quarter of 2005, Sky Financial adopted FAS No. 123(R) Share-Based Payment. Sky adopted FAS 123(R) using the modified retrospective method for interim periods and restated the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed; 2004 and previous years have not been restated. The compensation cost for the stock option expense recognized in 2005 was calculated for all grants based on the grant date’s fair value, estimated in accordance with the original provisions of FAS No. 123 as these grants were all issued prior to the adoption of FAS 123 (R).

Sky Financial adopted a restricted stock plan in 2004. In 2005, 133 shares were issued under this plan. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant.

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for each quarter of 2005:

	First	Second	Third	Fourth	Total
Stock option expense	$1,156	$1,060	$1,042	$849	$4,107
Restricted stock expense	92	409	314	315	1,130
Total expense	$1,248	$1,469	$1,356	$1,164	$5,237
Tax benefit	$437	$514	$474	$408	$1,833

Sky Financial has used the Black-Scholes option pricing model for all grant date estimations of fair value under FAS 123 and will continue to use this model as Sky Financial believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. For all of Sky Financial’s option plans, options are issued to employees and directors at-the-money. The expected term of an option represents the period of time that Sky Financial expects the options granted to be outstanding. Sky Financial bases this estimate on a number of factors including vesting period, historical data, expected volatility and blackout periods. The expected volatility used in the option pricing calculation is estimated considering both historical and implied volatility. Sky Financial believes that historical volatility alone is not a good predictor of the expected volatility. Given the absence of traded options in

Sky Financial shares and the effects of significant merger activity on the historical volatility, the expected volatility assumption for Sky Financial options incorporates both the historical volatility and an estimated implied volatility. The expected dividend yield represents the expected dividend rate that will be paid out on the underlying shares during the expected term of the option, taking into account any expected dividend increases. Sky Financial’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant such as a U.S. Treasury zero-coupon issue with a term equal to the expected term of the option.

The stock option expense was computed with the following weighted average assumptions as of the grant dates:

	2005	2004	2003
Risk-free interest rate	3.70%	3.20%	3.41%
Expected option life (years)	6.00	7.00	7.00
Expected stock price volatility	22%	23%	24%
Dividend yield	3.17%	3.34%	3.50%

Prior to the adoption of FAS 123(R), forfeitures were recognized as they occurred. The cumulative effect of adopting FAS 123(R), which includes the impact of changing from the prior	method of recognizing forfeitures as they occur to estimating forfeitures at the grant date, was not material.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies (continued)

In accordance with Sky Financial’s stock option and restricted shares plans, participants that are 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial recognized compensation cost over the contractual vesting period. As part of adopting FAS 123(R), for all future grants, Sky Financial will recognize compensation cost for individual participants that are retirement eligible at the date of grant. Participants that will become eligible for retirement prior to the contractual vesting period of the grant will have the recognition of their compensation costs accelerated. If Sky Financial had applied this policy to its 2005 stock option and restricted stock awards, the 2005 expense recognized would have been increased by $1,022 ($664 after tax).

Prior to the adoption of FAS 123(R), employee compensation expense under stock option plans was reported under the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at grant date. The following table illustrates the effect on 2004 and 2003 net income and earnings per share if expense was measured using the fair value recognition provisions of FAS No. 123, Accounting for Stock Options.

	2004	2003
Net income as reported	$194,355	$156,617
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of tax benefit	(3,514)	(2,403)
Pro forma net income	$190,841	$154,214

Basic earnings per share as reported	$1.95	$1.75
Pro forma basic earnings per share	1.92	1.72
Diluted earnings per share as reported	1.93	1.73
Pro forma diluted earnings per share	1.90	1.71

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, adjustments related to cash flow hedges and adjustments to minimum pension liabilities that are also recognized as separate components of equity.

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

New Accounting Pronouncements

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1/124-1. The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. Sky financial applied the guidance in this FSP in 2005 and there was no material affect to the results of operations or the statement of financial position

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued AICPA Statement of Position No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (SOP 03-3), to address accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to such loans and debt securities purchased or acquired in purchase business combinations and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. Sky Financial adopted SOP 03-3 on January 1, 2005. This SOP had no material affect to either of Sky Financial’s two banking acquisitions during 2005.

Note 2 Mergers, Acquisitions, Business Formations and Divestitures

Community Banking Acquisitions

On February 3, 2006, Sky Financial announced the execution of a definitive agreement to acquire Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Incorporated, Ft. Wayne, Indiana. Sky Financial’s transaction is for the acquisition of Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which had approximately $2.7 billion in assets at the date of the agreement. Under the terms of the agreement, shareholders of Waterfield will be entitled to receive $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share, and Sky Financial will issue 7.5 million shares and pay $136.5 million in cash to complete the transaction. The transaction is valued at $330 million, based upon Sky Financial’s closing stock price as of February 2, 2006 and is expected to close in the third quarter of 2006. The exchange is expected to qualify as a tax-free transaction to the Waterfield shareholders. Following the merger, and upon receipt of all necessary regulatory approvals, Union Federal Bank will be merged with and into Sky Bank.

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was approximately $12,271, including direct acquisition costs of $33. The acquisition of Falls Bank expands Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348. The total purchase price for Falls Bank has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2005, is preliminary.

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont has offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia and expands Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705. The total purchase price for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2005, is preliminary.

On November 30, 2004, Sky Financial acquired Prospect Bancshares, Inc. (Prospect), a $202 million bank holding company headquartered in Worthington, Ohio, and its wholly-owned subsidiary Prospect Bank by acquiring all of the outstanding capital stock of Prospect Bancshares for an aggregate purchase price of $46,754, including direct acquisition costs of $77. Prospect Bancshares shareholders received approximately 1,139 shares of Sky Financial common stock and cash of $17,600.

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

The acquisitions complement Sky Financial’s operations in its regional banking structure by enhancing its presence in these areas. The value of the common stock issued for each of the acquisitions was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisitions were agreed to and announced. The results of operations for the acquired institutions have been included in the consolidated financial statements since the date of acquisition. The following table presents the allocation of the purchase price, including direct acquisition costs, for the Falls Bank, Belmont, Prospect and Second acquisitions to assets acquired and liabilities assumed, based on their fair values:

	Falls	Belmont	Prospect	Second
Cash and interest-earning deposits	$1,764	$13,540	$3,985	$44,683
Loans	65,381	161,955	196,533	1,293,733
Securities available for sale	4,233	92,640	1,105	519,029
Premises and equipment	3,394	8,784	4,134	18,955
Core deposit intangible assets	778	7,155	2,140	31,449
Goodwill	6,252	33,608	31,082	245,120
Other assets	4,441	19,418	4,032	98,440
Total assets acquired	86,243	337,100	243,011	2,251,409
Deposits	53,496	229,135	169,986	1,251,801
Debt	17,551	34,961	15,790	646,315
Other liabilities	2,925	4,554	10,558	40,555
Total liabilities acquired	73,972	268,650	196,334	1,938,671
Net assets acquired	$12,271	$68,450	$46,677	$312,738

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 2 Mergers, Acquisitions, Business Formations and Divestitures (continued)

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Falls Bank and Belmont occurred as of the beginning of each period presented, with Second and Prospect being presented as of January 1, 2004:

December 31,	2005	2004
Net interest income	$519,993	$493,577
Income from continuing operations	182,025	158,745
Income from continuing operations per share - Basic	1.69	1.46
Income from continuing operations per share - Diluted	1.67	1.45
Net income	182,397	177,900
Net income per share – Basic	1.69	1.64
Net income per share – Diluted	1.67	1.62

The pro forma results for Belmont include approximately $800 of merger costs recorded in the second quarter of 2005. The pro forma information for 2004 includes impairment charges related to Second’s marine portfolio of $19.1 million ($12.4 million after tax) as well as merger costs of approximately $16 million ($10.4 million after tax) recorded in the second quarter of 2004.

Sky Financial recorded merger, integration and restructuring charges totaling $1,151, $2,952 and $2,975 after tax during 2005, 2004 and 2003, respectively, related to the acquisitions noted above and the pending acquisition of Union Federal. See Note 16 for additional discussion. The pro forma information presented is for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection.

Financial Service Affiliate Acquisitions

On October 4, 2005, Sky Financial acquired Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio. Becker-McDowell was acquired for 222 shares of Sky Financial common stock and $580 in cash. Steiner

Insurance Agency was acquired for 111 shares of Sky Financial common stock and $288 in cash.

On August 1, 2005, Sky acquired B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio for 137 shares of Sky Financial common stock and $661 in cash.

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

Disclosure of pro forma results of the acquisitions of the financial services affiliates is immaterial to Sky Financial’s consolidated financial statements.

Entity	Location	Date	Total Assets	Cash Paid	Shares Issued
Becker-McDowell Agency, Inc.	Wooster, OH	October 4, 2005	$0.4 million	$0.58 million	0.2 million
Steiner Insurance Agency, Inc.	Wooster, OH	October 4, 2005	0.5 million	0.29 million	0.1 million
Falls Bank	Stow, OH	November 29, 2005	80.3 million	2.3 million	0.4 million
Benefit Design Agency, Inc.	Findlay, OH	August 1, 2005	-	0.66 million	0.1 million
Belmont Bancorp	St. Clairsville, OH	June 1, 2005	0.3 billion	18.7 million	1.7 million
Prospect Bancshares, Inc.	Worthington, OH	November 30, 2004	0.2 billion	17.6 million	1.1 million
Second Bancorp Incorporated	Warren, OH	July 1, 2004	2.0 billion	-	12.0 million
EOB, Inc.	Canton, OH	April 1, 2004	0.2 million	0.52 million	0.2 million
Spencer Patterson Insurance Agency	Findlay, OH	January 5, 2004	0.3 million	0.79 million	0.3 million
Great Lakes Bancorp	Mentor, OH	October 19, 2003	0.2 billion	-	1.7 million
Insurance Buyers Service Agency, Inc.	Boardman, OH	July 8, 2003	4.0 million	-	0.2 million
Metropolitan Financial Corp	Highland Hills, OH	April 30, 2003	1.5 billion	25.3 million	2.9 million

Business Divestitures On March 31, 2004, Sky Financial completed the sale of Sky Financial Solutions, its dental financing affiliate. The sale resulted in a $31.2 million pre-tax gain. See Note 26.

Note 3 Securities

The estimated fair values and unrealized gains and losses of securities at year-end are as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
U.S. Treasury	$301	$2	$–
U.S. government agencies and corporations	191,273	13	(4,077)
Obligations of states and political subdivisions	7,690	83	(2)
Corporate and other securities	24,111	584	(35)
Mortgage-backed securities	2,698,074	766	(66,007)
Total debt securities available for sale	2,921,449	1,448	(70,121)
Marketable equity securities available for sale	31,459	748	(1,128)
FHLB, FRB & Bankers’ Bank stock(1)	144,564	–	–
Total securities	$3,097,472	$2,196	$(71,249)
2004
U.S. Treasury	$207	$7	$–
U.S. government agencies and corporations	152,266	565	(1,068)
Obligations of states and political subdivisions	16,561	128	(12)
Corporate and other securities	51,699	1,776	(205)
Mortgage-backed securities	2,706,552	10,331	(23,200)
Total debt securities available for sale	2,927,285	12,807	(24,485)
Marketable equity securities available for sale	29,865	1,420	(78)
FHLB, FRB & Bankers’ Bank stock	134,663	–	–
Total securities	$3,091,813	$14,227	$(24,563)

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

Sky Financial evaluates its securities portfolio for other than temporary impairment throughout the year. Each investment, which has an indicative market value less than the book value is reviewed on a monthly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of Sky Financial to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at Sky Financial.

An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary. The securities portfolio as of December 31, 2005 contains no other-than-temporary impaired investments.

The fair values of investments with an amortized cost in excess of their fair value at December 31, 2005 and 2004 are as follows:

	Less than 1 year		More than 1 year		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
December 31, 2005
U.S. Treasury	$198	$–	$–	$–	$198	$–
U.S. government agencies and corporations	62,965	(831)	108,375	(3,246)	171,340	(4,077)
Obligations of states and political subdivisions	478	(2)	–	–	478	(2)
Corporate and other securities	–	–	5,500	(35)	5,500	(35)
Mortgage-backed securities	1,292,396	(19,633)	1,205,736	(46,374)	2,498,132	(66,007)
Total debt securities available for sale	1,356,037	(20,466)	1,319,611	(49,655)	2,675,648	(70,121)
Marketable equity securities available for sale	7,451	(1,128)	–	–	7,451	(1,128)
Total securities	$1,363,488	$(21,594)	$1,319,611	$(49,655)	$2,683,099	$(71,249)
December 31, 2004
U.S. Treasury	$100	$–	$–	$–	$100	$–
U.S. government agencies and corporations	111,866	(1,068)	–	–	111,866	(1,068)
Obligations of states and political subdivisions	––	–	1,224	(12)	1,224	(12)
Corporate and other securities	7,433	(205)	–	–	7,433	(205)
Mortgage-backed securities	1,303,719	(14,687)	320,305	(8,513)	1,624,024	(23,200)
Total debt securities available for sale	1,423,118	(15,960)	321,529	(8,525)	1,744,647	(24,485)
Marketable equity securities available for sale	7,378	(70)	492	(8)	7,870	(78)
Total securities	$1,430,496	$(16,030)	$322,021	$(8,533)	$1,752,517	$(24,563)

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 3 Securities (continued)

The estimated fair value of debt securities at December 31, 2005, by contractual maturity, are shown in the accompanying table. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$ 35,581
Due after one year through five years	358,697
Due after five years through ten years	480,974
Due after ten years through fifteen years	924,826
Due after fifteen years through twenty years	326,666
Due after twenty years	794,705
Total debt securities available for sale	$2,921,449

The gross realized gains and losses from the sales of securities are as follows:

	2005	2004	2003
Gross realized gains on sales	$5,002	$16,866	$4,746
Gross realized losses on sales	1,340	2,297	3,875

Securities pledged to secure public deposits and repurchase agreements totaled $2,080,838 and $2,067,482 at December 31, 2005 and 2004, respectively

Note 4 Loans and Allowance for Credit Losses

The loan portfolio at year-end was as follows:

	2005	2004
Real estate loans:
Construction	$1,012,745	$848,072
Residential mortgage	2,916,248	2,898,875
Non-residential mortgage	3,488,684	3,498,746
Commercial, financial and agricultural	3,024,337	2,562,738
Installment and credit card loans	707,208	807,687
Total loans	$11,149,222	$10,616,118

Most of Sky Financial’s business activity is conducted through Sky Bank with clients in the respective local areas of the bank. These areas encompass parts of eastern Ohio, western Ohio, eastern Indiana, southeastern Michigan, western Pennsylvania and northern West Virginia. Sky Bank’s loan portfolio is diversified, consisting of commercial, residential, agribusiness, consumer and small business loans. In Sky Bank’s loan portfolio, no significant industry concentrations exist and amounts related to highly-leveraged transactions are not significant. Total loans include overdrafts of $5,596 and $6,743 at December 31, 2005 and 2004, respectively.

Sky Financial evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s evaluation of the client. Collateral held relating to commercial, financial, agricultural and commercial mortgages varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Loans on which the accrual of interest has been discontinued totaled $119,030 and $143,207 at December 31, 2005 and 2004, respectively.

In conjunction with the Belmont acquisition on June 1, 2005, Sky Financial acquired loans approximating $165,018. Belmont’s allowance for credit losses at the acquisition date of June 1, 2005 was approximately $2,694. Sky Financial determined that certain loans acquired in the Belmont acquisition had evidence of deterioration of credit quality and it was probable that all contractual required payments would not be collected on these loans. Sky Financial determined that eleven loans with a book value totaling approximately $1,960 and with a fair value of $1,627 were within the guidelines set forth under SOP 03-3. These loans have been recorded by Sky Financial at their fair value and the allowance for credit losses was reduced by $333. Accordingly, Sky Financial recorded $2,361 of allowance for credit losses on loans not subject to SOP 03-3 for the Belmont acquisition.

In conjunction with the Falls Bank acquisition on November 29, 2005, Sky Financial acquired loans approximating $65,381 and determined that the entire $526 of allowance for credit losses was not subject to SOP 03-3.

In the normal course of business, Sky Financial has made loans to certain directors, executive officers and their affiliates. Loan activity relating to these individuals for 2005 is as follows:

Aggregate balance - December 31, 2004	$22,897
New loans	68,673
Repayments	(47,437)
Other changes	(2,410)
Aggregate balance - December 31, 2005	$41,723

Activity in the allowance for credit losses was as follows:

	2005	2004	2003
Balance at beginning of year	$151,389	$124,943	$106,675
Provision for credit losses	52,249	37,660	34,125
Loans charged-off	(71,126)	(43,635)	(41,563)
Recoveries	9,341	8,698	8,647
Allowance for acquired institutions/sold portfolio	2,887	23,723	17,059
Transfer to allowance for unfunded commitments and letters of credit	(279)	–	–
Balance at end of year	$144,461	$151,389	$124,943

Note 4 Loans and Allowance for Credit Losses (continued)

Information regarding impaired loans is as follows:

For The Years Ended December 31,	2005	2004
Year-end impaired loans with no allowance for credit losses allocated	$24,303	$–
Year-end impaired loans with allowance for credit losses allocated	51,652	80,757
Year-end allowance for credit losses allocated to impaired loans	9,044	19,994
Average investment in impaired loans during the year	84,168	84,076
Cash-basis interest income recognized during the year	1,459	1,189

Note 5 Premises and Equipment

Premises and equipment as of year end are summarized as follows:

	2005	2004
Land, buildings and improvements	$186,154	$171,145
Equipment, furniture and fixtures	163,840	157,896
Construction in process	3,662	5,112
Total premises and equipment	353,656	334,153
Less accumulated depreciation and amortization	(186,859)	(178,687)
Premises and equipment, net	$166,797	$155,466

Included in premises and equipment are buildings, land and land improvements that secure capitalized leases with a cost of $3,368 and $3,690, less accumulated amortization and depreciation of $3,194 and $3,380 at December 31, 2005 and 2004, respectively. Depreciation expense was $20,647 in 2005, $20,967 in 2004 and $19,575 in 2003. Rental payments for land and buildings are accounted for as operating lease expense. Total rent expense amounted to $15,347 in 2005, $11,217 in 2004 and $7,628 in 2003. Minimum future rentals under operating leases are as follows: 2006, $10,003; 2007, $8,539; 2008, $6,461; 2009, $5,551; 2010, $4,993; 2011 and thereafter, $17,494

Note 6 Goodwill and Intangible Assets

Net goodwill activity by segment was as follows:

	Community Banking	Financial Services Affiliates	Total
Balance at December 31, 2002	$ 79,119	$29,657	$108,776
Net change	73,163	3,920	77,083
Balance at December 31, 2003	$152,282	$33,577	$185,859
Net change	276,220	13,179	289,399
Balance at December 31, 2004	$428,502	$46,756	$475,258
Net change	33,069	13,535	46,604
Balance at December 31, 2005	$461,571	$60,291	$521,862

Goodwill is reviewed annually for impairment or more frequently if impairment indicators exist. Sky Financial completed this review during the second quarter of 2005 and determined that goodwill was not impaired.

Other intangible assets at December 31, 2005 and 2004 were $67,077 and $71,674, respectively, net of accumulated amortization of $15,885 and $11,053, respectively. These assets consist primarily of core deposits intangibles and customer relationship intangibles.

The core deposit intangibles at December 31, 2005 and 2004 were $63,335 and $70,958, respectively, and net of accumulated amortization of $15,583 and $10,981, respectively. The customer relationship intangibles at December 31, 2005 and 2004 were $3,742 and $716, respectively, and net of accumulated amortization of $302 and $72, respectively.

During 2005, Sky Financial recorded additional intangible assets of $11,669 related to core deposit intangibles and customer relationships. This total amount will be amortized over a weighted average period of approximately eleven years. Of this total, $7,927 related to core deposit intangibles that will be amortized over a weighted average period of approximately twelve years. Also included in this total is $3,026 of customer relationship intangibles that will be amortized over a weighted-average period of approximately eight years.

Amortization expense related to the intangible assets was $14,887, $10,979 and $6,896 during 2005, 2004 and 2003, respectively. For the years ending 2006 through 2010, the estimated future amortization expense will be approximately $14,601, $13,450, $12,299, $10,000 and $8,390, respectively.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 7 Interest-Bearing Deposits

Total interest-bearing deposits as presented on the balance sheet are comprised of the following classifications at year-end:

	2005	2004
Interest-bearing demand	$333,491	$325,751
Savings, including MMDA	3,416,583	3,874,943
Time
In denominations under $100,000	3,684,290	2,978,429
In denominations of $100,000 or more	1,587,199	1,579,958
Total interest-bearing deposits	$9,021,563	$8,759,081

At December 31, 2005, the scheduled maturities of time deposits are as follows:

2006	$3,632,330
2007	1,119,135
2008	243,645
2009	160,428
2010	72,856
Thereafter	43,095
$5,271,489

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

The following table summarizes certain information relative to these borrowings:

	2005	2004
Outstanding at year-end	$1,053,244	$1,041,361
Weighted average interest rate at year-end	3.96%	2.55%
Maximum amount outstanding as of any month-end	$1,053,244	$1,041,361
Average amount outstanding	857,472	897,438
Approximate weighted average interest rate during the year	3.09%	2.08%

Included in the above as of December 31, 2005, are repurchase agreements in excess of one year as summarized below:

		Weighted Average Life in Years Based on Stated Maturity	Weighted Average Life in Years Based on Call Dates
Stated maturity in 2007	$142,806	1.5	1.0
Stated maturity in 2008	139,000	2.5	2.5
Stated maturity in 2009	30,000	5.1	5.1
Total repurchase agreements in excess of one year	$311,806	2.3	2.1

The weighted average rate on repurchase agreements in excess of one year was 5.57% at December 31, 2005 and 4.52% at December 31, 2004.

At December 31, 2004, repurchase agreements in excess of one year were $258,717 with a weighted average life based on stated maturity of 3.3 years and a weighted average life based on call dates of 3 years.

Note 9 Debt and Federal Home Loan Bank Advances

Sky Financial’s debt and Federal Home Loan Bank (“FHLB”) advances are comprised of the following at December 31:

	2005	2004
Borrowings under FHLB line of credit at weighted interest rate of 4.38% for 2005	$1,775,583	$1,569,556
Subordinated note at 7.08%, due January 2008	50,000	50,000
Subordinated note at 6.125%, due October 2012	65,000	65,000
Subordinated note at 5.35%, due April 2013	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	184,799	189,558
Capital lease obligation	302	726
Other items	104	–
Total	$2,125,788	$1,924,840

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Lines of Credit

Sky Financial maintains a credit facility with a group of financial institutions in the form of a short-term line of credit. This line of credit is subject to renewal on an annual basis. The commitment on the line was $100,000 in 2005 and 2004. Interest on advances taken on the facility is accrued at either a formula based on the London Interbank Offering Rate (LIBOR), or a formula based on the federal funds rate. Sky Financial may elect the interest rate method to be applied to amounts outstanding. The agreement provides for a quarterly fee of .150% on the commitment amount of the credit facility. The agreement contains covenants that require Sky Financial, among other things, to maintain an acceptable level of capital and asset quality as defined by the agreement. The average amount outstanding in 2005 was $578 with an average cost of 3.56%, compared to $14,158, with an average cost of 1.80% in 2004.

FHLB Advances

FHLB advances are collateralized by all shares of FHLB stock owned by the subsidiary bank and by 100% of the subsidiary bank’s qualified residential mortgage loans. The subsidiary bank may increase its borrowing capacity by pledging securities. Based on the carrying amount of FHLB stock owned by the subsidiary bank, total FHLB advances are limited to approximately $1,913,376, subject to the availability of qualified residential mortgage loans for pledging.

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

Junior Subordinated Debentures Owed to Unconsolidated Subsidiary Trusts

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

During the fourth quarter of 2003, Sky Financial deconsolidat-ed the accounts of these trust-preferred entities in accordance with FASB Interpretation No. 46 (revised 2003). Under the Federal Reserve Board’s regulatory framework, the capital securities held by the unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The Federal Reserve Board issued their final regulations on March 30, 2005 after evaluating whether these capital securities will continue as Tier I capital as a result of their deconsolidation. The Federal Reserve Board has determined that these securities will continue to qualify as Tier I capital with specific limitations. The management of Sky Financial has evaluated these limitations and does not believe they will have a material effect on Sky Financial or Sky Bank’s Tier I capital.

The following table summarizes the issuance date, par value, interest rate, redemption price, redemption date and hedged average rate for the junior subordinated debentures at December 31, 2005:

Unconsolidated Subsidiary Trusts	Issuance Date	Par Value	Interest Rate	Redemption Price	Redemption Date	Hedged Average Rate
Sky Financial Capital Trust II	September 25, 2003	$30,000	Variable	100.00%	October 8, 2008	N/A
Prospect Trust I	March 27, 2003	6,000	Variable	100.00	April 7, 2008	N/A
Second Bancorp Capital Trust I	September 28, 2001	32,000	9.00%	100.00	December 31, 2006	N/A
Sky Financial Capital Trust I	March 31, 2000	60,000	9.34	104.67	May 1, 2010	7.34%
Mid Am Capital Trust	June 30, 1997	23,600	10.20	105.10	June 1, 2007	8.66
First Western Capital Trust	February 11, 1997	25,000	9.88	104.94	February 1, 2007	7.51

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Debt obligations related to the unconsolidated subsidiary trusts follows:

	2005	2004
Interest at 9.88%, due February 2027	$26,393	$27,616
Interest at 10.20%, due June 2027	24,245	24,983
Interest at 9.34%, due May 2030	63,502	65,872
Interest at 9.00%, due December 2031	33,374	33,729
Interest at 7.40% (variable), due April 2033	6,357	6,430
Interest at 5.02% (variable), due October 2033	30,928	30,928
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$184,799	$189,558

Other

At December 31, 2005, required annual principal payments on debt and FHLB advances are presented in the following table:

2006	$903,017
2007	330,242
2008	141,637
2009	112,852
2010	268,132
Thereafter	369,908
Total	$2,125,788

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

    The derivative instruments and hedging relationships below, identified as fair value and cash flow hedges, have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under SFAS No. 133, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $235,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At December 31, 2005, Sky Financial had $18,815 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements, FHLB advance agreements or commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangements are considered highly effective, changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges - Interest Rate Swaps

Sky Financial had entered into, through its merger with Metropolitan Bank, two interest rate swaps, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The interest rate swaps, along with the underlying FHLB advances matured during 2005. The first $20,000 matured in August and the second $20,000 in November. The swaps were considered to be highly effective. Accordingly, any change in the swaps’ fair value was recorded in other comprehensive income, net of tax. No ineffectiveness was recorded in income from continuing operations during 2005, 2004 or 2003.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. Changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $219 in 2005, $220 in 2004 and $219 in 2003.

    No deferred gains or losses in accumulated other comprehensive income at December 31, 2005 are expected to be reclassified to income from continuing operations in 2006.

Note 10 Derivative Instruments and Hedging Activities (continued)

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2005 and 2004:

	Notional Amount	Fair Value	Fixed Rate	Variable Rate	Maturity Years
At December 31, 2005
Interest rate swaps
Fair value hedges	$362,415	$(2,981)	6.94%	6.52%	9.64
Interest rate caps	48,600	168	–	–	2.92
Total derivative instruments	$411,015	$(2,813)
At December 31, 2004
Interest rate swaps
Fair value hedges	$323,600	$8,912	7.07%	4.54%	11.14
Cash flow hedges	40,000	(1,186)	6.36	2.29	0.73
Interest rate caps	48,600	263	–	–	3.91
Total derivative instruments	$412,200	$7,989

Interest Rate Swaps on Behalf of Clients

During 2005, Sky Financial entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan.

At December 31, 2005, Sky Financial had $65,138 of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in 2005 related to these swaps.

Note 11 Income Taxes

Income taxes consisted of the following:

	2005	2004	2003
Current
Federal	$84,891	$75,407	$61,400
State and local	390	541	78
	85,281	75,948	61,478
Deferred
Federal	6,258	9,378	14,600
State and local	8	18	72
	6,266	9,396	14,672
Total provision for income taxes	$91,547	$85,344	$76,150

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 11 Income Taxes (continued)

The sources of gross deferred tax assets and liabilities were as follows at December 31:

	2005	2004	2003
Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$48,923	$52,949	$43,702
Intangible assets	4,846	5,182	6,974
Deferred compensation	11,412	10,928	9,110
Net deferred loan fees and costs	7,075	5,737	4,540
Interest on non-accrual loans	7,299	5,220	1,493
Post-retirement benefits	1,430	1,592	1,118
Net operating loss carryforward	12,128	11,722	622
Cash flow hedge	109	604	1,160
Unrealized loss on securities available for sale	23,806	3,323	–
Minimum pension liability	1,385	–	–
Accrued stock-based compensation	1,744	–	–
Merger, integration and restructuring expense	–	863	649
Fixed asset depreciation	440	–	–
Other	2,561	2,249	3,658
	123,158	100,369	73,026
Items giving rise to deferred tax liabilities:
FHLB stock dividends	(16,529)	(13,947)	(9,757)
Mortgage servicing rights	(13,356)	(14,218)	(9,868)
Depreciation	–	(3,621)	(1,906)
Unrealized gain on securities available for sale	–	–	(4,349)
Purchase accounting adjustments	(9,678)	(4,765)	(1,884)
Other	(1,144)	(914)	(240)
	(40,707)	(37,465)	(28,004)
Net deferred tax asset	$82,451	$62,904	$45,022

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of	35% to income before taxes. The reasons for this difference are as follows:

	2005		2004		2003
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax expense based upon the federal statutory rate on income before income taxes	$95,808	35.0%	$91,190	35.0%	$80,091	35.0%
Bank-owned life insurance earnings	(2,610)	(1.0)	(2,055)	(0.8)	(2,147)	(0.9)
Tax exempt income	(1,911)	(0.7)	(1,831)	(0.7)	(1,587)	(0.7)
Deductible ESOP dividends	(1,074)	(0.4)	(924)	(0.4)	(524)	(0.2)
Dividend exclusions	(119)	(0.0)	(494)	(0.2)	(412)	(0.2)
Other, net	1,453	0.5	(542)	(0.2)	729	0.3
	$91,547	33.4%	$85,344	32.7%	$76,150	33.3%

Tax expense attributable to securities gains and losses totaled $1,281, $5,099 and $305 in 2005, 2004 and 2003, respectively.

For the years ended 2005, 2004, and 2003, tax expense resulting from allocating the tax benefit associated with stock option exercises directly to paid in capital was $2,660, $3,175, and $1,522, respectively.

At December 31, 2005, the Company had unused net operating losses and general business tax credits expiring from 2018 to 2024. Sky Financial anticipates all net operating losses and general business credits will be fully utilized.

Note 12 Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	2005	2004	2003
Other comprehensive income (loss)
Securities available for sale:
Unrealized (losses) gains arising during period	$(55,055)	$(6,018)	$(40,269)
Reclassification adjustment for gains included in income	(3,662)	(14,569)	(871)
Cash flow hedge derivatives:
Change in fair value on cash flow hedge derivatives	380	8,598	(4,857)
Amounts reclassified to income from discontinued operations	–	616	3,489
Minimum pension liability and other	(3,277)	–	–
Total	(61,614)	(11,373)	(42,508)
Tax effect	21,565	3,978	14,878
Total other comprehensive (loss) income	$(40,049)	$(7,395)	$(27,630)

Accumulated other comprehensive income (loss) consisted of the following:

	Securities Available for Sale	Minimum Pension Liability And Other	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
December 31, 2002	$33,403	$ –	$(5,315)	$ 28,088
Other comprehensive income (loss)
Pre-tax	(41,140)	–	(1,368)	(42,508)
Tax effect	14,399	–	479	14,878
Total	(26,741)	–	(889)	(27,630)
December 31, 2003	6,662	–	(6,204)	458
Other comprehensive income (loss)
Pre-tax	(20,587)	–	9,214	(11,373)
Tax effect	7,204	–	(3,226)	3,978
Total	(13,383)	–	5,988	(7,395)
December 31, 2004	(6,721)	–	(216)	(6,937)
Other comprehensive income (loss)
Pre-tax	(58,717)	(3,277)	380	(61,614)
Tax effect	20,551	1,147	(133)	21,565
Total	(38,166)	(2,130)	247	(40,049)
December 31, 2005	$(44,887)	$(2,130)	$31	$(46,986)

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 13 Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation	plus the dilutive effect of potential common shares issuable under stock options and restricted shares. Basic and diluted earnings per share computations were as follows:

	2005	2004	2003
Numerator
Income from continuing operations	$182,191	$175,200	$152,680
Income from discontinued operations	372	19,155	3,937
Net income	$182,563	$194,355	$156,617
Denominator
Weighted-average common shares outstanding (basic)	106,796	99,461	89,630
Dilutive effect of stock options and restricted shares	1,177	1,107	774
Weighted-average common shares outstanding (diluted)	107,973	100,568	90,404
Basic Earnings Per Common Share
Income from continuing operations	$1.71	$1.76	$1.70
Income from discontinued operations	0.00	0.19	0.05
Net income	$1.71	$1.95	$1.75
Diluted Earnings Per Common Share
Income from continuing operations	$1.69	$1.74	$1.69
Income from discontinued operations	0.00	0.19	0.04
Net income	$1.69	$1.93	$1.73

Weighted shares under option of 291 in 2005, 38 in 2004 and 856 in 2003 were excluded from the diluted earnings per share calculation as they were anti-dilutive.

Note 14 Fair Values of Financial Instruments

The following table shows carrying values and the related estimated fair values of financial instruments at year end. Items that are not financial instruments are not included.

	2005		2004
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial Assets:
Cash and due from banks	$318,114	$318,114	$232,407	$232,407
Interest-bearing deposits with financial institutions	15,037	15,037	32,919	32,919
Securities available for sale	3,097,472	3,097,472	3,091,813	3,091,813
Loans held for sale and loans, net of the allowance for credit losses	11,028,945	10,933,216	10,474,162	10,413,983
Interest receivable	67,910	67,910	56,118	56,118
Financial Liabilities:
Deposits	(10,755,676)	(10,738,870)	(10,351,591)	(10,384,372)
Securities sold under repurchase agreements and federal funds purchased	(1,053,244)	(1,048,656)	(1,041,361)	(1,040,071)
Debt, FHLB advances and junior subordinated debentures	(2,125,382)	(2,157,825)	(1,924,114)	(1,926,177)
Interest payable	(28,804)	(28,804)	(28,686)	(28,686)
Derivative Financial Instruments:
Interest rate swaps	(2,981)	(2,981)	7,726	7,726
Interest rate caps	168	168	263	263

Note 14 Fair Values of Financial Instruments (continued)

For purposes of the above disclosures of estimated fair value, the following assumptions were used: the carrying values for cash and due from banks and interest-bearing deposits with financial institutions were considered to approximate fair value; the estimated fair value for securities was based on quoted market values for the individual securities or for equivalent securities; the estimated fair value for loans was based on estimates of the rate Sky Financial would charge for similar loans at December 31, 2005 and 2004, applied over estimated payment periods; the estimated fair value for demand and savings deposits was based on their carrying value; the estimated fair value for certificates of deposit and borrowings was based on estimates of the rate Sky Financial would pay on such obligations at December 31, 2005 and 2004, applied for the time period until maturity. The fair value of interest rate swaps and caps represents the estimated amount the company would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. The capital lease obligations of $302 and $726 at December 31, 2005 and 2004 are not included in the carrying amounts or the estimated fair value. The estimated fair value of commitments was not material.

While these estimates of fair values are based on management’s judgment of appropriate factors, there is no assurance that, if Sky Financial had disposed of such items at December 31, 2005 or 2004, the estimated fair values would necessarily have been achieved at that date, because market values may differ depending on various circumstances. The estimated fair values at December 31, 2005 and 2004 should not necessarily be considered to apply at subsequent dates.

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

Note 15 Other Income and Other Operating Expense

The following is a summary of other income and other operating expense:

	2005	2004	2003
Other Income
Transaction fees	$16,361	$13,246	$10,506
Merchant income	6,024	6,929	4,572
Income from bank-owned life insurance	7,569	6,249	6,484
International fees	2,366	1,829	1,685
Other	13,749	13,686	11,707
Total other income	$46,069	$41,939	$34,954
Other Operating Expense
Marketing	$12,818	$11,269	$9,034
Legal and other professional fees	11,644	9,426	8,192
Loan costs	8,837	7,827	7,106
Telephone	8,401	7,608	6,452
Printing and supplies	6,734	6,054	5,834
State franchise taxes	3,981	3,255	8,550
Other	48,017	42,857	35,157
Total other operating expense	$100,432	$88,296	$80,325

Note 16 Merger, Integration and Restructuring Expenses

In 2005, Sky Financial recorded merger, integration and restructuring charges totaling $1,771 ($1,151 after tax or $.01 per diluted share). Merger, integration and restructuring charges of $1,168 ($759 after tax or $.01 per diluted share) related to the acquisition of Belmont Bancorp. Included were data processing and conversion costs of $222, severance and other related employee costs of $401, professional fees and other costs of $463 and lease and contract termination costs of $82. Costs of $224 ($146 after tax) were related to the Falls Bank acquisition. These charges consisted of data processing and conversion expense of $45 and professional fees and other costs of $179. In addition to the above costs for acquisitions, Sky Financial recorded $379 ($246 after tax) for professional and other costs related to the pending acquisition of Union Federal.

    During 2005, a total of 73 positions were eliminated as part of integrating the acquisitions, which involved 66 positions from Belmont Bancorp and seven positions from Falls Bank. Of this total, two Falls Bank employees accepted transfers to other positions. Additionally, 16 employees from Belmont Bancorp and two from Falls Bank accepted outside employment. The remaining 50 employees from Belmont Bancorp and three from Falls Bank were involuntarily terminated with severance.

    In 2004, Sky Financial recorded merger, integration and restructuring charges totaling $4,542 ($2,952 after tax or $.03 per diluted share). Merger, integration and restructuring charges of $3,597 ($2,338 after tax or $.02 per diluted share) related to the acquisition of Second Bancorp. Included were data processing and conversion costs of $669, severance and other related employee costs of $839, professional fees and other costs of $1,953 and lease and contract termination costs of $136. Costs of $786 ($511 after tax or $.01 per diluted share) were related to the Prospect Bancshares acquisition. These charges consisted of severance and other related employee costs of $89, data processing and conversion expense of $203, and professional fees

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 16 Merger, Integration and Restructuring Expenses (continued)

and other costs of $494. The remaining $159 ($103 after tax or $.00 per diluted share) of costs are primarily related to the divestiture of Sky Financial Solutions.

During 2004, a total of 323 positions were eliminated as part of acquisitions, which involved 304 positions from Second Bancorp and 19 positions from Prospect Bancshares. Of this total, 139 employees accepted transfers to other positions, which consisted of 125 from Second Bancorp and 14 from Prospect Bancshares. Additionally, 40 employees from Second Bancorp and three from Prospect Bancshares accepted outside employment. The remaining 139 employees from Second Bancorp and two from Prospect Bancshares were involuntarily terminated with severance.

In 2003, Sky Financial recorded merger, integration and restructuring charges totaling $4,577 ($2,975 after tax or $.03 per diluted share). Merger, integration and restructuring charges of $1,091 ($710 after tax or $.01 per diluted share) related to the acquisition of GLB. Included were data processing costs of $704, severance and other related employee costs of $287, and professional fees and other costs of $100. The remaining $3,486 ($2,265 after tax or $.02 per diluted share) of costs are related to the Metropolitan acquisition. These charges consisted of severance and other related employee costs of $1,930, data processing conversion expense of $13, lease and contract termination costs of $463, and professional fees and other costs of $1,080. The balance of these costs were paid in 2004.

During 2003, a total of 206 positions were eliminated as part of acquisitions, which involved 28 positions from GLB and 178 positions from Metropolitan Bank. Of this total, 44 employees accepted transfers to other positions, which consisted of 13 employees from GLB and 31 employees from Metropolitan Bank. Additionally, 22 employees from Metropolitan accepted outside employment and 15 employees from GLB and 125 employees from Metropolitan were involuntarily terminated with severance.

The following is a summary of category activity in the merger, integration and restructuring liabilities for 2005 and 2004.

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/ Other Costs	Total
Balance as of December 31, 2003	$ 1,207	$ 58	$ 620	$ 638	$2,523
Accruals charged to expense	1,300	872	(290)	2,660	4,542
Accruals from purchase accounting	3,914	–	1,469	1,382	6,765
Cash payments	(3,917)	(930)	(1,109)	(4,550)	(10,506)
Balance as of December 31, 2004	2,504	–	690	130	3,324
Accruals charged to expense	401	267	82	1,021	1,771
Accruals from purchase accounting	1,852	–	835	15	2,702
Cash payments	(3,810)	(225)	(419)	(1,034)	(5,488)
Balance as of December 31, 2005	$ 947	$ 42	$ 1,188	$ 132	$2,309

Note 17 Employee Benefits

Sky Financial Group, Inc. Profit Sharing,

401(k) and ESOP Plan

Sky Financial’s qualified retirement plan is the Sky Financial Group, Inc. Profit Sharing, 401(k) and ESOP Plan. Sky Financial also has a non-qualified supplemental retirement plan for certain individuals.

The Profit Sharing portion of the plan provides for contributions by Sky Financial as determined on a year-by-year basis. These contributions were 4.5%, 4% and 5% of eligible employee compensation in 2005, 2004 and 2003, respectively. Under the 401(k) portion of the plan, employees may contribute a percentage of their eligible compensation with a company match of such contributions up to a maximum match of 4%. Employees may contribute to this plan upon employment. Employer matching contributions commence immediately upon entering the 401(k) and are 100% vested at all times. Expenses related to this portion of the plan were $5,863, $3,981 and $4,788 in 2005, 2004 and 2003, respectively.

The Sky Financial plan also has a portion of the plan that provides for an annual employer contribution equal to 3% of eligible employees’ annual compensation. Expenses related to this portion were $3,909, $2,986 and $2,873 in 2005, 2004 and 2003, respectively.

Total shares of Sky Financial common stock held by the Profit Sharing, 401(k) and Employee Stock Ownership Plan as of December 31, 2005 were 3,332.

Supplemental Retirement Plan

This plan replaces retirement benefits eliminated under Sky Financial’s qualified retirement plans because of eligible statutory compensation limitations under current tax law. Sky Financial’s contribution under the plan is determined by multiplying the excess of employees’ eligible compensation over the established statutory limitation by the contribution level established by the Board of Directors for Sky Financial’s qualified plans.

The collective contribution rates were 11.5%, 11% and 12% in 2005, 2004 and 2003, respectively. Expenses related to this plan were $243, $306 and $245 in 2005, 2004 and 2003, respectively.

Note 17 Employee Benefits (continued)

Frozen Pension Plans

In connection with Sky Financial’s acquisition of Second National and Three Rivers, Sky Financial sponsors two funded, defined benefit pension plans for eligible employees who are 21 years of age with one or more years of service. The Second National plan was frozen during the fourth quarter of 2004. Because this was contemplated in the Second National acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial expects to make contributions of $179 to the plan in 2006. Benefits paid to retirees are based on age at retirement,	years of credited service and average compensation. The Three Rivers’ plan was frozen during the fourth quarter of 2002. Because this was contemplated in the Three Rivers acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial does not expect to make any contributions to the plan in 2006. The following table sets forth the benefit obligation, fair value of plan assets and the funded status of Sky Financial’s plans; amounts recognized in Sky Financial’s financial statements; and the principal weighted average assumptions used at December 31, 2005 and 2004:

		2005	2004
Change in Benefit Obligation
Benefit obligation at beginning of period		$25,100	$5,027
Service cost		123	508
Interest cost		1,440	864
Acquisitions		–	18,073
Benefits paid		(1,353)	(996)
Expected expenses		(123)	(39)
Actuarial loss		1,374	1,663
Benefit obligation at end of period		$26,561	$25,100
Change in Plan Assets
Fair value of plan assets at beginning of period		$21,106	$5,363
Actual return on plan assets, net of expenses		909	1,363
Acquisitions		–	15,325
Employer contributions		179	90
Benefits paid		(1,353)	(996)
Expected expenses		(123)	(39)
Fair value of plan assets at end of period		$20,718	$21,106
Reconciliation of funded status
Funded Status		$(5,843)	$(3,994)
Unrecognized actuarial loss		3,957	1,835
Accrued benefit cost		$(1,886)	$(2,159)
Amounts Recognized in the Consolidated Balance Sheet
Prepaid benefit cost		$–	$826
Accrued benefit liability		(5,843)	(2,985)
Accumulated other comprehensive income (loss)		3,957	–
Net amount recognized		$(1,886)	$(2,159)

	2005	2004	2003
Components of Net Periodic Benefit Cost
Service cost	$123	$508	$–
Interest cost	1,440	864	382
Expected return on plan assets	(1,797)	(1,105)	(426)
Recognized actuarial loss (gain)	41	(15)	–
Net periodic benefit cost	$(193)	$252	$(44)
Weighted-average assumptions at December 31
Discount rate	5.60%	5.90%	6.25%
Expected return on assets	8.19	8.00	8.00

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 17 Employee Benefits (continued)

    The accumulated benefit obligations were approximately $26,561 and $25,100 at December 31, 2005 and 2004, respectively.

    The following table provides information for pension plans with an accumulated benefit obligation and projected benefit obligation in excess of plan assets:

	2005	2004
Projected benefit obligations	$26,561	$19,682
Accumulated benefit obligations	26,561	19,682
Fair value of plan assets at end of year	20,718	15,835

    Sky Financial expects to make the following benefit payments, which reflect expected future service:

Year	Pension Benefits
2006	$ 930
2007	1,076
2008	1,191
2009	1,139
2010	1,263
2011 through 2015	8,037

    The expected long-term rate of return on the plans’ assets reflects the average rate of earnings expected on the funds invested by each plan to provide for plan benefits. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

    The plans’ asset allocations at December 31, 2005 by asset category are as follows:

	Target Allocation	Percent of Pension Plan Assets
Equity securities	60%	66%
Debt securities	40	27
Cash	–	7
Total	100%	100%

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

Other Plans of Merged Affiliates

Sky Financial, as part of its overall employee benefits design, settles plans of merged affiliates through consolidation into existing plans or termination of the plan. On January 1, 2006, the following plans of acquired entities were merged into Sky’s Profit Sharing, 401(k) and Employee Stock Ownership Plan:

■	Belmont National Bank 401(k) Profit Sharing Plan
■	Benefits Design Agency of Ohio 401(k) Retirement Savings Plan
■	Becker-McDowell Agency, Inc. 401(k) Plan
■	Steiner Insurance Agency, Inc. 401(k) Employee Savings Plan
■	Falls Bank 401(k) Profit Sharing Plan

    Sky sponsored two 401(k) plans as the result of its 2004 acquisitions of Second National Bank and Prospect Bank. These plans were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan on January 1, 2005. Sky also sponsored three 401(k) plans as a result of prior acquisitions of Pennsylvania Capital Bank, Eastern Ohio Benefits and Meyer and Eckenrode. Eastern Ohio Benefits and Meyer and Eckenrode were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan on January 1, 2005. Pennsylvania Capital Bank 401(k) will be terminated in 2006. On April 1, 2004, Spencer-Patterson’s 401(k) plan was merged into Sky’s Profit Sharing, 401(k) and ESOP Plan. On January 1, 2004, Sky merged the Metropolitan and GLB 401(k) plans into Sky’s Profit Sharing, 401(k) and ESOP plan.

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

Note 18 Stock Options (continued)

A summary of the activity in the plans is as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,131	$20.45	6,802	$18.82	6,463	$18.47
Granted	764	27.84	1,344	25.45	1,155	19.85
Exercised	(762)	17.70	(907)	15.52	(650)	23.38
Forfeited	(161)	24.37	(108)	21.52	(166)	20.46
Outstanding at end of year	6,972	21.48	7,131	20.45	6,802	18.82
Options exercisable at end of year	4,963	20.38	4,870	19.78	4,818	18.52
Weighted average fair value of options granted during year		$5.24		$4.80		$3.49

The total intrinsic value of options exercised during the years ended December 31, 2005, 2004, and 2003, was $7,805, $9,920, and $4,319, respectively. The total fair value of shares vested during 2005 was $3,413, $4,382 in 2004, and $3,086 in 2003.

    Options outstanding at year-end 2005 were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$10 to $ 15	104	1.45	104	$ 14.29	1.45
$15 to $ 20	2,883	5.45	2,401	17.71	5.18
$20 to $ 25	1,984	4.61	1,757	22.05	4.38
$25 to $ 30	2,001	8.33	701	26.22	7.87
Outstanding at year-end	6,972	5.99	4,963	$ 20.38	5.20
Aggregate intrinsic value	$44,234		$36,940

    A summary of Sky Financial’s nonvested restricted shares as of December 31, 2005 and changes during the year end December 31, 2005, were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2005	–	$ –
Granted	133	27.80
Vested	(2)	27.80
Forfeited	(5)	27.80
Nonvested at December 31, 2005	126	$ 27.80

As of December 31, 2005, there was $9,328 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.3 years.

    Sky Financial maintains a Stock Appreciation Rights (SAR) plan under which SARs were granted in tandem with stock options until 1998. Expense (income) related to the SARs was $(40) in 2005, $72 in 2004 and $101 in 2003.

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

    Financial instruments whose contract amounts represent credit risk at December 31 are presented below:

	2005	2004
Commitments to extend credit	$3,498,243	$2,981,831
Standby letters of credit	299,427	343,130
Letters of credit	1,704	7,173

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 19 Other Financial Instruments (continued)

    The majority of the unfunded commitments at December 31, 2005 and 2004 are variable rate commitments, with approximately 20% or $755,000 and 22% or $721,000 having fixed rates in 2005 and 2004, respectively.

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

    Mortgage banking income, a component of non-interest income, includes gain on sales of loans held for sale during 2005, 2004 and 2003 of $22,246, $25,572 and $54,280, respectively.

    The following table summarizes information relating to Sky Financial’s mortgage banking activity as of December 31:

	2005	2004
Amounts held in agency accounts	$10,316	$14,569
Amounts held in escrow accounts	38,337	35,188
Mortgage banking receivables for advanced funds	4,711	4,202
Unpaid mortgage loan principal for loans serviced for investors	6,142,027	6,069,286
Mortgage servicing rights, net of accumulated amortization	$37,651	$40,680
Allowance for impairment of capitalized mortgage servicing rights	(7)	(1,026)
Net mortgage servicing rights	$37,644	$39,654

    In 2005, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $25,599 and realized a net gain of approximately $22 on the sale. In 2004 and 2003, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $388,398 and $20,682, respectively with a net gain of $1,020 in 2004 and no net gain or loss in 2003. At December 31, 2005, Sky Financial had firm commitments for the sale of approximately $48,257 of mortgage loans. The fair value of these commitments is not material.

Mortgage Servicing Rights:

	2005	2004
Balance at beginning of year	$39,654	$29,142
Originations	10,509	16,673
Acquired in acquisitions	62	9,947
Amortization	(13,600)	(15,265)
Impairment (charges) recoveries	1,019	(843)
Carrying value at end of year	$37,644	$39,654
Fair value at end of year	$58,679	$46,623

Impairment Reserve:

	2005	2004
Balance at beginning of year	$1,026	$183
Impairment charges (recoveries)	(1,019)	843
Balance at end of year	$7	$1,026

    Key economic assumptions used to recognize mortgage servicing rights in 2005 and 2004 were as follows:

	2005	2004
Weighted-average constant prepayment rate	17.66%	17.61%
Weighted-average life (in years)	6.3	6.3
Weighted-average discount rate	11.00%	11.00%

Note 21 Regulatory Matters

Capital Maintenance Requirements

Sky Financial and Sky Bank must observe capital guidelines established by federal and state regulatory authorities. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and Sky Bank that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance-sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2005, that Sky Financial and Sky Bank meet all capital adequacy requirements to which they are subject.

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

Sky Financial and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2005
Total capital to risk-weighted assets
Sky Financial	$1,461,147	11.5%	$ 1,013,831	8.0%	$ 1,267,289	10.0%
Sky Bank	1,376,814	11.2	987,953	8.0	1,234,942	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,181,251	9.3%	$ 506,916	4.0%	$ 760,374	6.0%
Sky Bank	1,160,318	9.4	493,977	4.0	740,965	6.0

Tier 1 capital to average assets
Sky Financial	$1,181,251	8.0%	$ 593,486	4.0%	$ 741,857	5.0%
Sky Bank	1,160,318	7.9	587,832	4.0	734,790	5.0
December 31, 2004
Total capital to risk-weighted assets
Sky Financial	$1,386,672	11.7%	$ 946,057	8.0%	$ 1,182,571	10.0%
Sky Bank	1,247,822	10.8	920,487	8.0	1,150,608	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,096,089	9.3%	$ 473,028	4.0%	$ 709,542	6.0%
Sky Bank	1,027,903	8.9	460,243	4.0	690,365	6.0

Tier 1 capital to average assets
Sky Financial	$1,096,089	7.7%	$ 567,992	4.0%	$ 709,991	5.0%
Sky Bank	1,027,903	7.3	561,811	4.0	702,264	5.0

Restrictions on Subsidiary Dividends

Dividends paid by Sky Financial are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of Sky Bank to transfer funds to Sky Financial in the form of cash dividends, loans or advances.

Regulatory approval is required in order to pay dividends in excess of Sky Bank’s earnings retained for the current year plus retained net profits since January 1, 2002. As of December 31, 2005, $227,309 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 22 Line of Business Reporting

Sky Financial manages and operates two major lines of business: community banking and financial service affiliates. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Other financial services consist of non-banking companies currently engaged in trust and wealth management, insurance and other financial-related services.

The reported line of business results reflect the underlying operating performance within the business units. Parent and

Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally-provided services and support are allocated based principally upon estimated usage of services. All merger, integration and restructuring charges company-wide are included in Parent and Other. Substantially all of Sky Financial’s assets are part of the community banking line of business.

Selected segment information is included in the following table:

	Community Banking	Financial Service Affiliates	Parent and Other	Consolidated Total
2005
Net interest income	$522,011	$400	$(7,759)	$514,652
Provision for credit losses	52,249	–	–	52,249
Net interest income after provision	469,762	400	(7,759)	462,403
Non-interest income	134,583	75,750	1,049	211,382
Non-interest expense	335,539	58,543	5,965	400,047

Income (loss) from continuing operations before income taxes	268,806	17,607	(12,675)	273,738
Income tax expense (benefit) from continuing operations	90,707	7,717	(6,877)	91,547
Net income (loss) from continuing operations	$178,099	$9,890	$(5,798)	$182,191
Intersegment revenues (expense)	$(22,873)	$(2,492)	$25,365	$–
Average assets	$14,942,031	$88,376	$115,291	$15,145,698
Depreciation and amortization	$33,343	$1,120	$1,071	$35,534
2004
Net interest income	$454,494	$567	$(3,750)	$451,311
Provision for credit losses	37,425	235	–	37,660
Net interest income after provision	417,069	332	(3,750)	413,651
Non-interest income	124,277	70,184	8,956	203,417
Non-interest expense	293,884	53,731	8,909	356,524
Income (loss) from continuing operations before income taxes	247,462	16,785	(3,703)	260,544
Income tax expense (benefit) from continuing operations	83,196	7,011	(4,863)	85,344
Net income from continuing operations	$164,266	$9,774	$1,160	$175,200
Intersegment revenues (expense)	$(25,243)	$(2,360)	$27,603	$–
Average assets	$13,132,668	$95,900	$131,988	$13,360,556
Depreciation and amortization	$29,861	$1,120	$965	$31,946
2003
Net interest income	$393,307	$389	$(2,453)	$391,243
Provision for credit losses	33,225	900	–	34,125
Net interest income after provision	360,082	(511)	(2,453)	357,118
Non-interest income	121,324	53,637	3,937	178,898
Non-interest expense	248,708	43,416	15,062	307,186
Income (loss) from continuing operations before income taxes	232,698	9,710	(13,578)	228,830
Income tax expense (benefit) from continuing operations	78,408	4,427	(6,685)	76,150
Net income (loss) from continuing operations	$154,290	$5,283	$(6,893)	$152,680
Intersegment revenues (expense)	$(13,892)	$(1,422)	$15,314	$–
Average assets	$11,196,405	$76,005	$156,861	$11,429,271
Depreciation and amortization	$20,385	$878	$732	$21,995

Note 23 Condensed Parent Company Financial Information

Condensed Parent Company Balance Sheets

December 31,	2005	2004
Assets
Cash and due from banks	$44,160	$94,920
Securities	17,987	30,460
Investment in bank subsidiaries	1,530,237	1,421,439
Investment in non-bank subsidiaries	272,896	244,910
Receivable from subsidiaries	25,725	18,208
Premises and equipment	6,300	7,144
Other assets	59,576	60,090
Total assets	$1,956,881	$1,877,171
Liabilities
Debt	$285,936	$289,558
Other liabilities	117,068	116,658
Total liabilities	403,004	406,216
Shareholders’ Equity	1,553,877	1,470,955
Total liabilities and shareholders’ equity	$1,956,881	$1,877,171

Condensed Parent Company Statements of Income

For years ended December 31,	2005	2004	2003
Income
Dividends from bank subsidiaries	$104,301	$88,000	$80,000
Dividends from non-bank subsidiaries	18,572	14,055	6,855
Management fees	25,630	26,998	14,252
Other income	2,799	10,866	7,227
Total income	151,302	139,919	108,334
Expenses
Interest expense	18,762	15,560	20,784
Salaries and employee benefits	16,113	18,243	13,241
Occupancy and equipment expense	2,441	2,457	2,270
Merger, integration and restructuring expense	379	(21)	121
Other operating expense	11,293	9,999	9,509
Total expenses	48,988	46,238	45,925
Income before income taxes and equity in undistributed net income of subsidiaries	102,314	93,681	62,409
Income tax benefit	(8,735)	(375)	(9,062)
Income before equity in undistributed net income of subsidiaries	111,049	94,056	71,471
Equity in undistributed net income of bank subsidiaries	60,796	80,396	72,794
Equity in undistributed net income of non-bank subsidiaries	10,718	19,903	12,352
Net Income	$182,563	$194,355	$156,617

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 23 Condensed Parent Company Financial Information (continued)

Condensed Parent Company Statements of Cash Flows

For years ended December 31,	2005	2004	2003
Operating Activities
Net income	$182,563	$194,355	$156,617
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of bank subsidiaries	(60,796)	(80,396)	(72,794)
Equity in undistributed net income of non-bank subsidiaries	(10,718)	(19,903)	(12,352)
Depreciation and amortization	1,108	1,068	969
Stock-based compensation expense	2,300	–	–
Net gain on sales of assets	(1,039)	(5,598)	(535)
Net change in other assets and liabilities	(36,612)	8,779	(947)
Net cash from operating activities	76,806	98,305	70,958
Investing Activities
Capital return (contributions) to non-bank subsidiaries	–	8,000	(6,520)
Loan to subsidiary	–	(9,880)	(27,065)
Collection of loans from subsidiaries	–	62,359	11,901
Securities:
Proceeds from maturities and payments	4,379	9,000	753
Proceeds from sales	9,941	17,699	12,427
Purchases	(2,000)	(6,881)	(5,491)
Purchases of premises and equipment	(235)	(867)	(526)
Net cash paid in acquisitions	(7,358)	(14,406)	(7,970)
Net cash provided by (used in) investing activities	4,727	65,024	(22,491)
Financing Activities
Proceeds from issuance of debt	–	63,550	84,310
Repayment of debt	–	(40,059)	(42,119)
Repayment of short-term line of credit	–	(61,000)	–
Proceeds from issuance of common stock	13,773	19,929	10,869
Cash dividends and fractional shares paid	(93,659)	(80,731)	(71,008)
Treasury stock purchases	(52,407)	(1,588)	–
Other items	–	(1,214)	261
Net cash used in financing activities	(132,293)	(101,113)	(17,687)
Net change in cash and due from banks	(50,760)	62,216	30,780
Cash and due from banks at beginning of year	94,920	32,704	1,924
Cash and due from banks at end of year	$44,160	$94,920	$32,704

Note 24 Other Matters

Legal Matters

In re Commercial Money Center, Inc. Equipment Lease Litigation in the U. S. District Court for the Northern District of Ohio, Eastern Division, MDL Case No. 1:02-CV-16000

Between August 2000 and December 2001, Sky Bank and two of its predecessor banks provided financing to a commercial borrower and its affiliated entities for the purchase of six separate portfolios of commercial lease pools, and a warehouse line of credit to finance lease pools. These loans are secured by assignments of the payment streams from the underlying leases, surety bonds or insurance policies, and a limited guarantee from the sole member of the commercial borrower.

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

    On January 31, 2003, Sky Bank and the other Claimants in the MDL Proceeding (MDL 02CV16000, Docket No. 1490) filed a consolidated Motion for Judgment on the Pleadings (the “Motion”) seeking a determination that the Sureties are liable, as a matter of law, under the relevant surety bonds and insurance policies. On August 19, 2005, the MDL Court issued two orders relating to the Motions. The first order granted the Motion with respect to Sky Bank’s insurance policies with IU, finding that the bank is the obligee under the contracts and that IU is precluded from asserting the defense of fraudulent inducement. The second order denied the bank’s Motion with respect to the surety bonds issued by Royal and RLI, indicating that the resolution of the claims requires examination of evidence beyond the limited materials the MDL Court is permitted to consider in the Motion.

    On December 21, 2005, Sky sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. Sky considers the matter with Royal as concluded, and has no further litigation pending against Royal relating to these loans. On January 24, 2006, in conjunction with mediation proceedings ordered by the MDL court, Sky and IU agreed to settle its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans, which were settled, was $14.2 million, and the aggregate proceeds received by Sky in the sale and settlement was $14.9 million.

    With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky expects to proceed with amending its complaint and preparing for trial.

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

    Sky Financial and its affiliates are, from time to time, involved in various lawsuits and claims which arise in the normal course of business. Some of these proceedings seek relief or damages that are substantial, and in some instances are filed as class actions. Nonetheless, based upon the advice of counsel, management is of the opinion that any liabilities that may result from these lawsuits and claims will not have a material adverse effect on the consolidated financial position or results of operations of Sky Financial.

Cash and Due from Banks

Sky Financial’s subsidiary bank is required to have cash on hand or on deposit with the Federal Reserve Bank to meet its regulatory reserve requirements. The reserve requirements at December 31, 2005 and 2004 was $59,109 and $59,421, respectively. These balances do not earn interest.

Treasury Shares

Included in treasury shares at December 31, 2005 and 2004 are 11 and 18, respectively, of shares held in rabbi trusts for certain employees of Sky Financial.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 25 Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2005(1)
Total interest income	$191,594	$203,029	$212,358	$223,243
Net interest income	124,007	128,000	130,419	132,226
Provision for credit losses	30,823	5,894	8,725	6,807
Income from continuing operations	30,719	47,786	50,345	53,341
Income from discontinued operations	–	–	–	372
Net income(2)	30,719	47,786	50,345	53,713
Basic earnings per share:
Income from continuing operations	0.29	0.45	0.47	0.49
Income from discontinued operations	–	–	–	0.00
Net income	0.29	0.45	0.47	0.50
Diluted earnings per share:
Income from continuing operations	0.29	0.45	0.46	0.49
Income from discontinued operations	–	–	–	0.00
Net income	0.29	0.45	0.46	0.49
2004
Total interest income	$149,021	$148,027	$178,772	$186,123
Net interest income	101,803	102,687	122,516	124,305
Provision for credit losses	6,665	11,020	8,360	11,615
Income from continuing operations	39,952	40,201	46,148	48,899
Income from discontinued operations	18,725	–	–	430
Net income(3)	58,677	40,201	46,148	49,329
Basic earnings per share:
Income from continuing operations	0.43	0.43	0.44	0.46
Income from discontinued operations	0.20	–	–	0.00
Net income	0.63	0.43	0.44	0.47
Diluted earnings per share:
Income from continuing operations	0.42	0.43	0.43	0.46
Income from discontinued operations	0.20	–	–	0.00
Net income	0.62	0.43	0.43	0.46

(1)	During the fourth quarter of 2005, Sky Financial adopted FAS 123(R). Sky Financial adopted FAS 123(R) using the modified retrospective method and restated the first three interim quarters of 2005 using the pro forma expense originally disclosed in those quarters; 2004 and previous years have not been restated on a GAAP basis. As such, the first three quarters presented above have been restated from the amounts originally reported to include expense related to stock options. The additional salary and employee benefits expense was recorded as follows: (1) first quarter - $1.2 million ($0.8 million after tax); (2) second quarter - $1.1 million ($0.7 million after tax); (3) third quarter - $1.0 million ($0.7 million after tax); and (4) fourth quarter - $0.8 million ($0.6 million after tax).
(2)	The second, third and fourth quarters of 2005 reflect the impact of merger, integration and restructuring charges after tax of $670, $79 and $402, respectively.
(3)	The first, third and fourth quarters of 2004 reflect the impact of merger, integration and restructuring charges after tax of $225, $2,490 and $237, respectively.

Note 26 Sale of Sky Financial Solutions, Inc. and Presentation as Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions (SFS). SFS is reported as a discontinued operation. For the year ended December 31, 2005, Sky Financial recorded additional pretax gain of $572 for the adjustment of certain contingencies related to the sale. This gain was recorded as after tax income from discontinued operations. SFS results of operations included revenues of $39,356 and $32,969 and pre-tax net income of $29,503 and $6,242 for 2004 and 2003, respectively.

    SFS was sold to MBNA on March 31, 2004 for $84,716. The closing equity of SFS was $50,242, resulting in an initial gain of $34,474. Sky Financial incurred an additional $3,234 in professional fees and other contractual obligations related to the transaction for a final calculated pre-tax gain of $31,240. Separately, in 2004 Sky Financial recorded merger, integration and restructuring costs of $346 related primarily to employee costs.

    A separate asset transfer agreement included $115,975 in Sky Bank portfolio loans, which represent unique products offered by Sky Bank to accommodate SFS clients. These loans were sold to MBNA at par value.

    The SFS sales agreement contains a contingency based upon future charge-offs that may result in an adjustment to increase or decrease the sales price in future periods. Based on historical experience and expected future performance, management does not believe that this provision will have a significant impact on future earnings, cash flows or financial position.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2005, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of December 31, 2005, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

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

Sky Financial’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2005, the company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 67.

Marty E. Adams	Kevin T. Thompson
Chairman, President and Chief Executive Officer February 21, 2006	Executive Vice President and Chief Financial Officer February 21, 2006

Changes in Internal Control over Financial Reporting

There have not been any changes in Sky Financial’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) that occurred during Sky Financial’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, Sky Financial’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sky Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 21, 2006 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, in 2005.

Deloitte & Touche LLP

Cleveland, Ohio

February 21, 2006

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of Registrant

The information contained under the captions “Election of Directors,” “Beneficial Ownership of the Company’s Common Stock,” and “Section 16(a) Beneficial Ownership Reporting Compliance” of Sky Financial’s 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Ethics Policy and Code of Ethics

Sky Financial’s Ethics Policy, which is applicable to all directors, officers and employees of the company, and its Code of Ethics for Senior Financial Officers, which is applicable to the principal executive officer, the principal financial officer and the principal accounting officer, are each available on the Investor Relations section of the company’s website (www.skyfi.com). A copy of the Ethics Policy and Code of Ethics is also available in print to share owners upon request, addressed to the Corporate Secretary at Sky Financial Group, 221 South Church Street, Bowling Green, OH 43402. Sky Financial intends to post amendments to or waivers from its Code of Ethics on its website.

Item 11. Executive Compensation

The information contained under the captions “Executive Compensation” and “Compensation Committee Report on Executive Compensation” of Sky Financial’s 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the captions “Election of Directors,” “Beneficial Ownership of the Company’s Common Stock” and “Executive Compensation” of Sky Financial’s 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2005, regarding compensation plans under which equity securities of Sky Financial are authorized for issuance:

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights(1)	Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
	(In thousands)		(In thousands)
Equity Compensation Plans Approved by Security Holders	6,982	$21.47	2,424
Equity Compensation Plans not Approved by Security Holders	–	–	–
Total	6,982	$21.47	2,424

(1) Represents options to purchase shares of Sky Financial common stock and stock appreciation rights. There are no outstanding warrants.

Item 13. Certain Relationships and Related Transactions

The information contained under the caption “Certain Transactions and Relationships” of Sky Financial’s 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

Item 14. Principal Accounting Fees and Services

The information contained under the caption “Audit Committee Report” of Sky Financial’s 2006 Proxy Statement filed with the Securities and Exchange Commission is incorporated herein by reference in response to this item.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(b) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

FORM 10-K EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Sky Financial’s Seventh Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3 of the Form 10-Q of Sky Financial for the quarterly period ended March 31, 2004 filed as of May 10, 2004)
3.2	Sky Financial’s Amended and Restated Code of Regulations (incorporated by reference from Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)
4.1	Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference from Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)
10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference from Exhibit 4(d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial)
10.2	Sky Financial’s 1998 Stock Option Plan for Employees (incorporated by reference from Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial)
10.3	Sky Financial’s 2002 Stock Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.4	Sky Financial’s 2004 Restricted Stock Plan (incorporated by reference from Appendix B of the Proxy Statement of Sky Financial for 2004 Annual Meeting of Shareholders filed as of March 4, 2004)
10.5	Form of Indemnification Agreement between Sky Financial and individual directors and certain officers (incorporated by reference from Exhibits 99.1, 99.2 and 99.3 of Sky Financial’s Current Report on Form 8-K filed as of February 2, 2005)
10.6	Employment Agreement between Sky Financial and Marty E. Adams dated March 1, 2004 (incorporated by reference from Exhibit 10.1 of Form 10-Q of Sky Financial for the quarterly period ended June 30, 2004 filed August 5, 2004)
10.7	Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference from Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16,1999)
10.8	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Les V. Starr. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003) and Amendment No 1 of the Employment Agreement dated November 25, 2005 (incorporated by reference from Item 1.01 of Sky Financial’s Current Report on Form 8-K filed as of November 25, 2005)
10.9	Sky Financial’s Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.9 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.10	First Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing and 401(k) Plan (incorporated by reference from Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.11	Second Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)

Exhibit Number	Exhibit

10.12	Third Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.13	Sky Financial’s Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)
10.14	Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.15	Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.16	Sixth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.17	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) - (incorporated by reference to Exhibit 10.21 from the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.18	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference from Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.19	Second National Bank Defined Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.20	Pennsylvania Capital Bank 401(k) Plan (incorporated by reference from Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.21	Sky Financial Group, Inc. Annual Incentive Compensation Program, Master Plan Description
10.22	Form of Option Agreement, 1998 Stock Option Plan for Employees
10.23	Form of Option Agreement, 1998 Stock Option Plan for Directors, as amended
10.24	Form of Option Agreement, 2002 Stock Option Plan & Stock Appreciation Rights Plan
10.25	Form of Restricted Stock Award Agreement, 2004 Restricted Stock Plan
10.26	First Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan
10.27	Second Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan
10.28	Third Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan
10.29	Fourth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.30	Fifth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.31	Sixth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.32	Seventh Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.33	Seventh Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan
10.34	First Amendment to the Sky Financial Group, Inc. 2002 Stock Option and Stock Appreciation Rights Plan
11.1	Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Common Share” on page 52 of Sky Financial’s 2005 Annual Report on Form 10-K)
14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 from Registrant’s Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference)
20.1	Sky Financial’s Proxy Statement for its 2006 Annual Meeting (incorporated by reference from the information contained in Sky Financial’s 2006 Proxy Statement)
21.1	Subsidiaries of Sky Financial
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SKY FINANCIAL GROUP, INC.

By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
February 21, 2006

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures

Marty E. Adams*	Gerard P. Mastroianni*
Director/Chairman/President/CEO	Director
February 21, 2006	February 21, 2006

Kevin T. Thompson*	Thomas J. O’Shane
Executive Vice President/CFO	Director
February 21, 2006	February 21, 2006

George N. Chandler II*	Gregory L. Ridler*
Director	Director
February 21, 2006	February 21, 2006

Robert C. Duvall*	Emerson J. Ross, Jr.*
Director	Director
February 21, 2006	February 21, 2006

Marylouise Fennell*	C. Gregory Spangler*
Director	Director
February 21, 2006	February 21, 2006

D. James Hilliker*	Joseph N. Tosh II*
Director	Director
February 21, 2006	February 21, 2006

Fred H. “Sam” Johnson III*	R. John Wean III*
Director	Director
February 21, 2006	February 21, 2006

Jonathan A. Levy*
Director
February 21, 2006

* The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Attorney-In-Fact

Shareholder Information and Acknowledgements

Quarterly Common Stock Prices, Dividends and Yields

	High	Low	Book Value per Share	Dividend per Share	Dividend Yield *
2005
Fourth quarter	$29.87	$26.05	$14.35	$0.23	3.26%
Third quarter	29.20	27.38	14.12	0.22	3.10
Second quarter	29.06	25.45	13.97	0.22	3.19
First quarter	28.95	25.50	13.31	0.22	3.17
2004
Fourth quarter	$29.25	$24.90	$13.77	$0.22	3.21%
Third quarter	25.55	23.13	13.44	0.21	3.43
Second quarter	26.23	23.00	11.13	0.21	3.40
First quarter	27.81	24.35	11.46	0.21	3.16
2003
Fourth quarter	$26.10	$22.51	$10.80	$0.21	3.40%
Third quarter	23.93	21.30	10.31	0.20	3.50
Second quarter	22.00	18.63	10.16	0.20	3.89
First quarter	21.00	18.75	9.67	0.20	3.99

Stock Information at December 31, 2005

Common Stock
Shares authorized	350,000,000
Shares issued	110,206,647
Treasury shares	1,899,046
Number of shareholders of record	20,599
Closing market price per share	$27.82
Book value per share	$14.35
Stock exchange	NASDAQ
Stock symbol	SKYF

*	Calculated on average traded price for the quarter.

Dividend Reinvestment Plan

Sky Financial offers a Dividend Reinvestment Plan that allows shareholders to reinvest their Sky Financial Group, Inc. dividends in additional Company stock at the prevailing market price. The plan has 10,359 participants, or 50.3 percent of our shareholders of record. Plan information may be obtained by calling the shareholder relations department at (800) 576-5007 or by writing: Sky Financial Group, Inc. Dividend Reinvestment Plan, 10 East Main Street, Salineville, Ohio 43945.

Acknowledgements

A special thanks to the following employees who helped produce this report:

Tim Allison	Jon Hallack	John Reisner
Perry Atwood	Greg Harris	Laura Seifert
Sharon Burden	Don Hileman	Kelly Semer
Phil Clinard	Chris Hizer	Curtis Shepherd
Norma Cozette	Deborah Krzeminski	James Sigafoose
Diane Critchet	Bob Malehorn	Terry Sobczak
Vicky Dielman	Tony Mazurek	Granger Souder
Tim Dirrim	Mike Moore	Eric Stachler
Tony Eramo	Julie Myers	Jordan Stevens
Miguel Every	Leslie Oswald	Kevin Thompson
	Michelle Pruitt	Dave Walter
Tracey Reeder

Corporate Information
Annual Meeting
Place: Cleveland Marriott East
Cleveland, Ohio
Date: April 19, 2006
Time: 10 a.m.

Headquarters
Write:
Sky Financial Group, Inc.
221 South Church Street
P. O. Box 428
Bowling Green, Ohio 43402
Telephone: (419) 327-6300

Shareholder Relations and
Form 10-K
Write:
Sky Financial Group, Inc.
Shareholder Relations
10 East Main Street
Salineville, Ohio 43945
Contact:
Tracey L. Reeder
VP/Shareholder Relations
Telephone: (800) 576-5007

Transfer Agent
Write:
The Bank of New York
Receive and Deliver
P. O. Box 11002
Church Street Station
New York, New York 10286
Telephone: (888) 683-4901

Online Information
More information concerning Sky Financial and its affiliates can be found on our website at www.skyfi.com.

The following clients, shareholders and organizations assisted in the completion of this year’s annual report:

Lesniewicz Associates –
Design and Copywriting
Flying Colors Press –
Printing

Regionally Positioned for Performance

Banking

Greater Cleveland Region

30100 Chagrin Blvd.

Pepper Pike, OH 44124

(216) 206-6000

Mahoning Valley Region

23 Federal Plaza

Youngstown, OH 44503

(330) 742-7000

Mid Am Region

519 Madison Ave.

Toledo, OH 43604

(419) 249-3300

Ohio Bank Region

236 S. Main St.

Findlay, OH 45840

(419) 424-4000

Ohio Valley Region

10 E. Main St.

Salineville, OH 43945

(330) 679-2328

Pittsburgh Region

336 Fourth Ave.

Pittsburgh, PA 15222

(412) 227-6500

Western Reserve Region

4767 Munson St. NW

Canton, OH 44718

(330) 498-4623

Western Pennsylvania

Region

101 E. Washington St.

New Castle, PA 16101

(724) 652-5511

Investment & Trust

Services

Sky Trust

30050 Chagrin Blvd.,

Suite 150

Pepper Pike, OH 44124

(216) 378-2810

Insurance

Sky Insurance

1695 Indian Wood Circle

Maumee, OH 43537

(419) 720-7900

2005 Sky President’s Awards

Each year Sky honors

select employees for

their outstanding and

unselfish service to

their community.

Susie Bricker

Agent

Sky Insurance

Rich Daugherty

SVP/Commercial Lending

Western Pennsylvania

Region

Ronald Earl

SVP/Information

Technology

Kelly Faure

Financial Center Manager

Pittsburgh Region

Lyndell Miller

SVP/Business Development

Sky Trust

Brenda Mossing

Financial Center Manager

Mid Am Region

Fran Riemer

VP/Private Banking

Greater Cleveland Region

Doug Schaefer

Financial Center Manager

Ohio Valley Region

Kim Sease

Financial Center Manager

Ohio Bank Region

Patricia Shells

Financial Center Manager

Mahoning Valley Region

Sheilah Smith

Financial Center Manager

Western Reserve Region

www.skyfi.com