Form 10-Q
period 2006-03-31
SKY FINANCIAL GROUP INC
filed 2006-04-28
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-14473

Sky Financial Group, Inc.

(Exact Name of Registrant as Specified in its Charter)

Ohio	34-1372535
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

221 South Church Street, Bowling Green, Ohio	43402
(Address of Principal Executive Offices)	(Zip Code)

(419) 327-6300

(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s common stock, without par value, was 110,471,396 at April 21, 2006.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	March 31, 2006	December 31, 2005
Assets
Cash and due from banks	$260,304	$318,114
Interest-earning deposits with financial institutions	9,652	15,037
Federal funds sold	23,000	—
Loans held for sale	23,395	24,184
Securities available for sale	3,144,045	3,097,472

Total loans	11,093,918	11,149,222
Less allowance for loan and lease losses	(143,383)	(144,461)

Net loans	10,950,535	11,004,761

Premises and equipment, net	165,598	166,797
Goodwill	523,620	521,862
Core deposits and other intangibles, net	63,611	67,077
Accrued interest receivable and other assets	494,791	467,987

Total assets	$15,658,551	$15,683,291

Liabilities
Deposits
Non-interest bearing deposits	$1,663,459	$1,734,113
Interest-bearing deposits	9,339,539	9,021,563

Total deposits	11,002,998	10,755,676
Securities sold under repurchase agreements and federal funds purchased	915,821	1,053,244
Debt and Federal Home Loan Bank advances	1,800,697	1,940,989
Junior subordinated debentures owed to unconsolidated subsidiary trusts	182,287	184,799
Accrued interest payable and other liabilities	190,177	194,706

Total liabilities	14,091,980	14,129,414

Shareholders’ Equity

Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 110,448 and 110,207 shares issued in 2006 and 2005	1,225,781	1,221,571
Retained earnings	456,341	430,710
Treasury stock; 1,743 and 1,899 shares in 2006 and 2005	(47,170)	(51,418)
Accumulated other comprehensive loss	(68,381)	(46,986)

Total shareholders’ equity	1,566,571	1,553,877

Total liabilities and shareholders’ equity	$15,658,551	$15,683,291

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2006	2005
Interest Income
Loans, including fees	$198,052	$158,705
Securities
Taxable	35,654	32,670
Non-taxable	53	51
Federal funds sold and other	285	168

Total interest income	234,044	191,594

Interest Expense
Deposits	66,190	44,304
Borrowed funds	35,018	23,283

Total interest expense	101,208	67,587

Net Interest Income	132,836	124,007
Provision for Credit Losses	7,154	30,823

Net interest income after provision for credit losses	125,682	93,184

Non-Interest Income
Brokerage and insurance commissions	19,792	16,630
Service charges and fees on deposit accounts	13,499	12,173
Trust services income	5,881	5,414
Mortgage banking income	5,563	5,755
Net securities gains	(5)	878
Other income	11,929	10,621

Total non-interest income	56,659	51,471

Non-Interest Expense
Salaries and employee benefits	59,814	53,505
Occupancy and equipment expense	17,643	17,604
Merger, integration and restructuring expense	180
Amortization expense	3,877	3,554
Other operating expense	24,664	24,776

Total non-interest expense	106,178	99,439

Income before income taxes	76,163	45,216
Income taxes	25,523	14,497

Net income	$50,640	$30,719

Earnings per Common Share
Basic	0.47	0.29
Diluted	0.46	0.29

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2006	2005
Balance at beginning of period	$1,553,877	$1,470,955

Comprehensive income (loss)
Net income	50,640	30,719
Other comprehensive loss	(21,395)	(32,595)

Total comprehensive income (loss)	29,245	(1,876)

Common cash dividends	(25,009)	(23,330)
Shares issued for stock option exercises	3,786	2,231
Stock based compensation expense	2,895	1,248
Treasury shares repurchased	—	(37,785)
Common shares issued to acquire Peter B. Burke Agency	1,777	—
Other	—	(4,263)

Balance at end of period	$1,566,571	$1,407,180

Common cash dividend per share	$0.23	$0.22

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2006	2005
Operating Activities
Net cash provided from operations	$49,576	$30,766

Investing Activities
Net decrease in interest bearing deposits in other banks	5,385	5,223
Securities available for sale:
Proceeds from maturities and payments	121,130	146,439
Proceeds from sales	10	7,355
Purchases	(202,737)	(174,408)
Proceeds from sales of non-mortgage loans	62,236	48,981
Increase in federal funds sold	(23,000)
Net increase in loans	(18,449)	(134,834)
Purchases of premises and equipment	(4,818)	(8,107)
Proceeds from sales of premises and equipment	763	1,313
Proceeds from sales of other real estate	1,735	4,561
Net cash paid for acquisitions	(169)	—

Net cash used for investing activities	(57,914)	(103,477)

Financing Activities
Net increase in deposit accounts	247,740	90,790
Net decrease in federal funds and repurchase agreements	(137,174)	(98,969)
Net increase (decrease) in short-term FHLB advances	(100,000)	120,000
Proceeds from issuance of debt and long-term FHLB advances	26,116	25,000
Repayment of debt and long-term FHLB advances	(65,443)	(20,818)
Cash dividends and cash paid for fractional shares	(24,914)	(23,496)
Tax benefits from tax deductions in excess of the compensation cost recognized	417	684
Proceeds from issuance of common stock	3,786	2,231
Treasury stock repurchases	—	(37,785)

Net cash provided from (used for) financing activities	(49,472)	57,637

Net decrease in cash and due from banks	(57,810)	(15,074)
Cash and due from banks at beginning of period	318,114	232,407

Cash and due from banks at end of period	$260,304	$217,333

Supplemental Disclosures

Interest paid	$96,709	$65,607
Income taxes paid	37,046	21,021

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2006, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2005, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Retrospective Adjustment

During the fourth quarter of 2005, Sky Financial adopted Financial Accounting Standard No. 123(R) Share-Based Payment (FAS 123(R)). Sky adopted FAS 123(R) using the modified retrospective method and retrospectively adjusted the first three quarters of 2005 using the pro forma expense originally disclosed. See Note 2 for further discussion of stock based compensation.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sky Financial does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156 Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, Sky Financial will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. Sky Financial will adopt FAS 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt FAS 156 using the fair value election.

2. Stock Based Compensation

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and retrospectively adjusted the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed; previous years were not adjusted. The compensation cost for the stock option expense recognized in 2006 was calculated by using the 2006 grants based on the grant date’s fair value, estimated in accordance with the provisions of FAS No. 123(R). The 2006 stock option expense for all grants issued prior to the adoption of FAS 123(R) was based on the grant date’s fair value estimated in accordance with the original provisions of FAS No. 123. The compensation cost for the stock option expense recognized in 2005 was calculated for all grants based on the grant date’s fair value, estimated in accordance with the original provisions of FAS No. 123.

In the first quarter of 2006, 157 shares of restricted stock and 677 stock options were granted to directors, officers and employees under various restricted stock and stock option plans.

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for the first quarters of 2006 and 2005:

	Three months ended March 31,
	2006	2005
Stock option expense	$1,927	$1,156
Restricted stock expense	968	92

Total expense	$2,895	$1,248

Tax benefit	$1,013	$437

In accordance with Sky Financial’s stock option and restricted shares plans, employee participants that are 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial’s accounting policy was to recognize compensation cost over the contractual vesting period with no acceleration based on retirement age. Compensation cost for all awards granted prior to the adoption of FAS 123(R) will continue to be recognized over the contractual vesting period and any remaining unrecognized compensation cost will be accelerated when an employee actually retires. Compensation cost for awards granted or modified after the adoption of FAS 123(R) will be recognized over a period to the date employee first becomes eligible for retirement. In accordance with this change in policy, stock option expense for the three months ended March 31, 2006 and 2005 included expense of $112 and $101, respectively, for stock options that were granted to retirement eligible participants prior to the adoption of FAS 123(R) that are continuing to be expensed over the contractual terms of the option.

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry.

Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activities), of the 2005 Annual Report and Form 10-K, provide detail with regard to the Corporation’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2005.

4. Mergers, Acquisitions and Divestitures

Community Banking

Union Federal

On February 3, 2006, Sky Financial announced the execution of a definitive agreement to acquire Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Incorporated, Ft. Wayne, Indiana. Sky Financial’s transaction is for the acquisition of Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, and included approximately $2.7 billion in assets at the date of the agreement. Under the terms of the agreement, shareholders of Waterfield will be entitled to receive $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share, and Sky Financial will issue 7.5 million shares and pay $136.5 million in cash to complete the transaction. Sky Financial will finance a portion of this acquisition by the issuance of $150 million of trust preferred securities that will be issued in the second and third quarter of 2006. The transaction is valued at $330 million and is expected to close in the third quarter of 2006. The exchange is expected to qualify as a tax-free transaction to the Waterfield shareholders. Following the merger, and upon receipt of all necessary regulatory approvals, Union Federal Bank will be merged with and into Sky Bank.

Falls Bank

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was approximately $12,271, including direct acquisition costs of $33. The acquisition of Falls Bank expands Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348. The total purchase price for Falls Bank has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2006, is preliminary.

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont has offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia and expands Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705. The total purchase price for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2006, is preliminary.

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Belmont Bancorp and Falls Bank occurred at the beginning of the first quarter 2005.

March 31, 2005
Net interest income	$126,662
Net income	30,556
Earnings per share– Basic	0.28
Earnings per share– Diluted	0.28

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Financial Service Affiliate Acquisitions

On January 3, 2006, Sky Financial acquired the Peter B. Burke Insurance Agency in Pittsburgh, Pennsylvania for 64 shares of Sky Financial common stock and $185 in cash.

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

All of the purchases completed in 2005 and 2006 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. Disclosure of pro forma results of the acquisitions of the financial services affiliates are immaterial to Sky Financial’s condensed consolidated financial statements.

5. Securities

The unrealized gains and losses and estimated fair values at March 31, 2006 and December 31, 2005 are as follows:

March 31, 2006	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$300	$1	$(1)
U.S. government agencies and corporations	189,977	—	(5,433)
Obligations of state and political subdivisions	7,524	50	(22)
Corporate and other securities	23,973	523	(110)
Mortgage-backed securities	2,740,115	96	(98,802)

Total debt securities available for sale	2,961,889	670	(104,368)
Marketable equity securities available for sale	36,408	935	(671)
FHLB, FRB and Banker’s Bank Stock (1)	145,748	—	—

Total securities	$3,144,045	$1,605	$(105,039)

December 31, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$301	$2	$—
U.S. government agencies and corporations	191,273	13	(4,077)
Obligations of state and political subdivisions	7,690	83	(2)
Corporate and other securities	24,111	584	(35)
Mortgage-backed securities	2,698,074	766	(66,007)

Total debt securities available for sale	2,921,449	1,448	(70,121)
Marketable equity securities available for sale	31,459	748	(1,128)
FHLB, FRB and Banker’s Bank Stock (1)	144,564	—	—

Total securities	$3,097,472	$2,196	$(71,249)

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

6. Loans

The loan portfolios are as follows:

	March 31, 2006	December 31, 2005

Real estate loans:
Construction	$1,019,935	$1,012,745
Residential mortgage	2,873,805	2,916,248
Non-residential mortgage	3,468,168	3,488,684
Commercial, financial and agricultural	3,036,618	3,024,337
Installment and credit card loans	695,392	707,208

Total loans	$11,093,918	$11,149,222

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	March 31, 2006	December 31, 2005

Non-accrual loans	$128,402	$119,030
Restructured loans	463	479

Total non-performing loans	$128,865	$119,509

Non-accrual loans include $15,433 and $20,400 of loans at March 31, 2006 and December 31, 2005, respectively, that are secured by pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2006	December 31, 2005
Borrowings under FHLB lines of credit	$1,634,947	$1,775,583
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.88%	25,745	26,393
Due June 2027 at 10.20%	23,685	24,245
Due May 2030 at 9.34%	62,309	63,502
Due December 2031 at 9.00%	33,282	33,374
Due April 2033 at 7.40% (variable)	6,338	6,357
Due October 2033 at 5.02% (variable)	30,928	30,928
Capital lease obligation	300	302
Other items	450	104

Total borrowings	$1,982,984	$2,125,788

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

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2006	2005
Securities available for sale:
Unrealized securities gains (losses) arising during period	$(34,386)	$(48,365)
Reclassification adjustment for loss (gains) included in income	5	(878)

	(34,381)	(49,243)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	1,463	86
Minimum pension liability and other	3	(1,009)

Other comprehensive loss before income taxes	(32,915)	(50,166)
Tax effect	11,520	17,571

Total other comprehensive loss	$(21,395)	$(32,595)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended March 31, 2006 and 2005, 745 and 374 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended March 31,
	2006	2005
Numerator:
Net income	$50,640	$30,719

Denominator:
Weighted-average common shares outstanding (basic)	108,337	106,330
Effect of non-vested restricted shares	70	65
Effect of stock options	880	1,196

Weighted-average common shares outstanding (diluted)	109,287	107,591

Earnings per share:
Basic	$0.47	$0.29
Diluted	0.46	0.29

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2006, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,485,891	11.8%	$1,007,383	8.0%	$1,259,229	10.0%
Sky Bank	1,412,091	11.5	982,415	8.0	1,228,019	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,216,868	9.7%	$503,691	4.0%	$755,537	6.0%
Sky Bank	1,198,668	9.8	491,208	4.0	736,812	6.0

Tier 1 capital to average assets
Sky Financial	$1,216,868	8.0%	$605,935	4.0%	$757,419	5.0%
Sky Bank	1,198,668	8.0	600,582	4.0	750,727	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,461,147	11.5%	$1,013,831	8.0%	$1,267,289	10.0%
Sky Bank	1,376,814	11.2	987,953	8.0	1,234,942	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,181,251	9.3%	$506,916	4.0%	$760,374	6.0%
Sky Bank	1,160,318	9.4	493,977	4.0	740,965	6.0

Tier 1 capital to average assets
Sky Financial	$1,181,251	8.0%	$593,486	4.0%	$741,857	5.0%
Sky Bank	1,160,318	7.9	587,832	4.0	734,790	5.0

11. Goodwill and Intangible Assets

Goodwill at March 31, 2006 and December 31, 2005 was $523,620 and 521,862 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2005 and determined that goodwill was not impaired.

Net other intangible assets at March 31, 2006 and December 31, 2005 were $63,611 and $67,077, respectively. These assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized in accordance with Sky Financial’s accounting policies. Amortization expense on finite–lived intangible assets is expected to be $14,601, $13,450, $12,299, $10,000 and $8,390 in 2006, 2007, 2008, 2009, and 2010 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three months ended March 31, 2006 and 2005 is included in the following tables:

Three months ended March 31, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total

Net interest income (loss)	$135,028	$104	$(2,296)	$132,836
Provision for credit losses	7,154	—	—	7,154

Net interest income (loss) after provision	127,874	104	(2,296)	125,682
Non-interest income	32,009	24,251	399	56,659
Non-interest expense	88,470	16,757	951	106,178

Income (loss) before income taxes	71,413	7,598	(2,848)	76,163
Income taxes	23,878	3,131	(1,486)	25,523

Net income (loss)	$47,535	$4,467	$(1,362)	$50,640

Goodwill at January 1, 2006	$461,571	$60,291	$—	$521,862
Net activity	160	1,598	—	1,758

Goodwill at March 31, 2006	$461,731	$61,889	$—	$523,620

Average assets	$15,455,153	$101,387	$102,782	$15,659,322
Depreciation and amortization	8,018	414	192	8,624

Three months ended March 31, 2005	Community Banking	Financial Services Affiliates	Parent and Other	Total

Net interest income (loss)	$125,511	$58	$(1,562)	$124,007
Provision for credit losses	30,823	—	—	30,823

Net interest income (loss) after provision	94,688	58	(1,562)	93,184
Non-interest income	30,242	20,678	551	51,471
Non-interest expense	84,444	14,569	426	99,439

Income (loss) before income taxes	40,486	6,167	(1,437)	45,216
Income taxes	13,144	2,508	(1,155)	14,497

Net income (loss)	$27,342	$3,659	$(282)	$30,719

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	(4,096)	397	—	(3,699)

Goodwill at March 31, 2005	$424,406	$47,153	$—	$471,559

Average assets	$14,730,995	$83,635	$112,071	$14,926,701
Depreciation and amortization	8,511	182	365	9,058

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

The derivative instruments and hedging relationships below have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under FAS No. 133, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $225,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At March 31, 2006, Sky Financial had $18,703 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the trust preferred security agreements, FHLB advance agreements or commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangements are considered highly effective, changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

In the first quarter of 2006, Sky Financial entered into forward commitments for two interest rate swaps that fix the rate on $150,000 of commitments for variable rate borrowings on junior subordinated debentures owed to unconsolidated subsidiary trusts. As part of its financing of the pending acquisition of Union Federal Bank, Sky Financial has commitments to borrow $75,000 under junior subordinated debentures in the second quarter and an additional $75,000 in the third quarter. Under the terms of the arrangement, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are tested for effectiveness at inception and on a quarterly basis using the long-haul method and any ineffective portion will be recorded directly to interest expense. The effective portion of the change in the swap’s fair value will be recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. The changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $54 in both of the first quarters of 2006 and 2005. No deferred gains or losses in accumulated other comprehensive income at March 31, 2006 are expected to be reclassified to income from continuing operations in 2006.

The following table presents the contract/notional and fair value amounts of derivative transactions that are part of Sky Financial’s hedging program at March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Contractual/ Notional	Fair Value	Contractual/ Notional	Fair Value

Interest rate swaps
Fair value hedges	$352,303	$(7,292)	$362,415	$(2,981)
Cash flow hedges	150,000	979	—	—
Interest rate caps	48,600	171	48,600	168

Total derivative instruments	$550,903	$(6,142)	$411,015	$(2,813)

Interest Rate Swaps on Behalf of Clients

Sky Financial has entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At March 31, 2006 and December 31, 2005, Sky Financial had $91,098 and $65,138, respectively, of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in the first quarter of 2006 and 2005 related to these swaps.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the three months ended March 31, 2006:

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2006	$947	$42	$1,188	$132	$2,309

Accruals charged to expense		6		174	180
Accruals from purchase accounting	27				27

Cash payments and other adjustments	(3)	(6)	(259)	(174)	(442)

Balance as of March 31, 2006	$971	$42	$929	$132	$2,074

During the first quarter of 2006, Sky Financial recorded $180 ($117 after tax) of merger, integration and restructuring expense related to the pending acquisition of Union Federal Bank and additional costs related to the fourth quarter 2005 acquisition of Falls Bank.

15. Commitments and Contingencies

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

On December 21, 2005, Sky sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. On March 31, 2006, Sky and IU settled in full its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans which were settled was $14.2 million, and the aggregate proceeds received by Sky in the sale and the settlement was $14.9 million.

With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky has amended its complaint and expects to proceed with pretrial discovery and motion practice in the MDL court in anticipation of trial.

Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the remaining Surety. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds. While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of these pending legal proceedings will materially affect the consolidated financial position or results of operations of Sky Financial.

A schedule of significant commitments at March 31, 2006 follows:

Commitments to extend credit	$3,284,553
Standby letters of credit	245,875
Letters of credit	974

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended March 31, 2006 and 2005

Overview

Net income for the first quarter of 2006 was $50,640 or $0.46 per diluted share, up from $30,719 or $0.29 per diluted share in the first quarter of 2005. Sky Financial’s results for the first quarter 2006 reflected a stable net interest margin, strong performance from fee-based businesses and lower provision for credit losses. The first quarter of 2005 was negatively affected by higher credit losses, which totaled $30.8 million compared to $7.2 million in the first quarter 2006.

For the first quarter 2006, net interest income increased $8,829 over the first quarter 2005, mainly due to a stable net margin and the growth in assets attributable to organic growth and acquisitions. The provision for credit losses decreased $23,669, primarily due to higher net charge-offs in the first quarter of 2005. The higher net charge-offs were primarily from two large commercial credits and the sale of a group of non-performing consumer loans. With the expansion from acquisitions throughout 2005 and the growth of fee-based businesses, non-interest income increased $5,188. The major components of the increase in non-interest income included a $3,162 increase in brokerage and insurance commissions and a $1,326 increase in service charges and fees on deposit accounts. Non-interest expenses increased for the first quarter 2006 by $6,739 over the first quarter 2005 mainly due to higher stock-based compensation expense for retirement eligible employees, higher costs of group health benefits and an increase in the number of full-time equivalent employees compared to the first quarter of 2005, primarily from acquisitions in 2005.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended March 31, 2006 and 2005 are summarized in the table below.

	Net Income (Loss)
Quarter Ended March 31,	2006	2005
Community Banking	$47,535	$27,342
Financial Services Affiliates	4,467	3,659
Parent and Other	(1,362)	(282)

Consolidated Total	$50,640	$30,719

The higher community banking net income in the first quarter of 2006 as compared to the same period of the previous year is mainly due to the lower credit losses in the current year and the impact of acquisitions and organic growth. A stable net interest margin and higher average earning assets contributed to a 7.6% increase in net interest income. The higher non-interest income over 2005 included increases in service charges and other income. These increases were partially offset by a decrease in gains on sales of securities and mortgage banking income. Non-interest expenses increased 4.8% over the first quarter of 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of higher stock-based compensation expense and a higher number of full-time equivalent employees due to the acquisitions in 2005. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 52.72% for the first quarter of 2006 compared to 53.93% in the first quarter of 2005. The 2006 community banking results reflect a ROE of 12.47% and a ROA of 1.25% compared to 7.75% and 0.75%, respectively, in the first quarter of 2005.

The financial service affiliates’ net income increased as compared to 2005 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year first quarter relate primarily to higher interest expenses retained by the parent and higher expenses related to stock compensation.

Net Interest Income

Net interest income for the first quarter of 2006 was $132,836, an increase of $8,829 or 7.1% from $124,007 in the first quarter of 2005. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 4.4% from the first quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 5.4% over 2005’s volume during the same quarter, with organic growth contributing 3.4% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended March 31, 2006 and 2005 was 3.78% and 3.69%, respectively. The higher net interest margin continued to reflect prudent spread management and interest rate risk management practices, despite competitive market conditions in the areas that Sky Financial operates. In addition, the margin in the first quarter benefited from interest collected on certain non-accrual loans that increased the margin approximately 3 basis points.

The following table reflects the components of Sky Financial’s net interest income for the three months ended March 31, 2006 and 2005. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances.

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$12,546	$256	8.26%	$37,938	$168	1.80%
Federal funds sold	2,644	29	4.42
Securities	3,115,505	35,735	4.65	3,054,277	32,749	4.45
Loans and loans held for sale	11,188,221	198,792	7.21	10,626,343	159,493	6.06

Total interest-earning assets	14,318,916	234,812	6.65	13,718,558	192,410	5.69

Noninterest-earning assets	1,340,406			1,208,143

Total assets	$15,659,322			$14,926,701

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$338,576	1,488	1.78	$347,180	1,058	1.24
Savings deposits	3,403,785	14,446	1.72	3,879,783	9,973	1.04
Time deposits	5,372,380	50,256	3.79	4,631,719	33,273	2.91

Total interest-bearing deposits	9,114,741	66,190	2.95	8,858,682	44,304	2.03
Short-term borrowings	1,020,649	10,358	4.12	915,969	5,965	2.64
Junior Subordinated Debentures	184,440	3,479	7.65	189,725	2,732	5.84
Debt and FHLB advances	1,947,637	21,181	4.41	1,792,324	14,586	3.30

Total interest-bearing liabilities	12,267,467	101,208	3.35	11,756,700	67,587	2.33

Noninterest-bearing liabilities	1,821,066			1,706,098
Shareholders’ equity	1,570,789			1,463,903

Total liabilities and equity	$15,659,322			$14,926,701

Net interest income (tax equivalent basis)		$133,604			$124,823

Net interest rate spread (tax equivalent basis)			3.30%			3.36%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.78%			3.69%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $23,669 or 76.8% to $7,154 in the first quarter of 2006 compared to $30,823 in the first quarter of 2005. The higher provision for credit losses in the first quarter of 2005 was due to higher net charge-offs, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $8,030 or 0.29% (annualized) of average loans during the three months ended March 31, 2006, compared to $31,748 or 1.21% (annualized) for the same period in 2005. Sky Financial expects credit losses for the remainder of 2006 to remain consistent with those achieved during the first quarter as a result of the improved credit risk profile achieved over the last year.

	March 31, 2006	December 31, 2005	March 31, 2005
Allowance for loan losses as a percentage of loans	1.29%	1.30%	1.41%
Allowance for loan losses as a percentage of non-performing loans	111.27%	120.88%	119.15%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $15,441 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in net securities gains and lower mortgage banking income. Non-interest income for the first quarter of 2006 was $56,659, an increase of $5,188 or 10.1% from $51,471 for the first quarter of 2005.

Non-interest income growth was most significant in brokerage and insurance commissions, which recorded revenues of $19,792 during the first quarter of 2006, an increase of $3,162 or 19.0% from the same period in 2005. The increased revenues were primarily due to acquisitions and higher performance-based income. Service charges and fees on deposit accounts for the first quarter of 2006 were $13,499, up $1,326 or 10.9% from the first quarter of 2005 primarily due to deposit growth from acquisitions and organic growth. Trust services income for the first quarter of 2006 was $5,881, up $467 or 8.6% over the first quarter of 2005, primarily from acquisitions and organic growth. The assets under trust management have grown to $4.9 billion at March 31, 2006 from $4.4 billion at March 31, 2005. Other income increased 12.3% over the first quarter of 2005 due to higher checkcard fees and higher gains on the sales of loans.

Mortgage banking income was $5,563 during the first quarter of 2006, a decrease of $192 or 3.3%. This decrease was due primarily to lower origination and sales revenue while the benefit of lower amortization in the first quarter of 2006 was mostly offset by recapture of impairment charges in the first quarter of 2005. The components of mortgage banking income for the first quarter of 2006 and 2005 are as follows:

	March 31, 2006	March 31 2005

Origination and sales revenue	$4,146	$4,717
Mortgage loan servicing income	3,924	3,788
Amortization expense	(2,488)	(3,577)
Impairment (charges) recoveries	(19)	827

Total	$5,563	$5,755

Non-Interest Expense

Non-interest expense for the first quarter of 2006 was $106,178, an increase of $6,739 or 6.8%, from $99,439 reported for the same quarter of 2005. Salary and other employee costs were $59,814, up $6,309 or 11.8% as compared to the first quarter of 2005 mainly due to higher stock-based compensation expense for retirement eligible employees as discussed further below, higher costs of group health benefits and an increase of approximately 180 full-time equivalent employees compared to the first quarter of 2005. The increased number of employees is mainly due to additional employees from the acquisitions of Belmont Bancorp in the second quarter of 2005, Falls Bank in the fourth quarter of 2005 and three insurance agencies in the third and fourth quarters of 2005. Occupancy and equipment costs were $17,643, up $39 or 0.2% compared to the same period of 2005 and other operating expenses were $24,664, down $112 or 0.5% as compared to the first quarter of 2005. Amortization expense increased $323, or 9.1% from the first quarter of 2005 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $180 were recognized in the first quarter of 2006 related to the pending acquisition of Union Federal Bank and additional costs related to the fourth quarter 2005 acquisition of Falls Bank. Expenses were further impacted by the addition of four new financial centers over the last twelve months. The efficiency ratio was 55.81% for the first quarter of 2006, down from 56.41% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and restated the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed. In the first quarter of 2006, shares of restricted stock and stock options were granted to directors, officers and employees under various restricted stock and stock option plans and, as required by FAS 123(R), the compensation costs for the awards granted after the adoption of FAS 123(R) to employee participants that were retirement eligible were recognized at the grant date. As a result, the first quarter of 2006 expense of $2,895 was higher than the $1,248 expensed in the first quarter of 2005 as this change in policy resulted in the acceleration of the expense for the awards issued to participants that were retirement eligible under the plans.

Income Taxes

The provision for income taxes for the first quarter of 2006 increased $11,026 to $25,523 from $14,497 for the same period in 2005 due to higher pretax income. The effective tax rate for the three months ended March 31, 2006 was 33.5% as compared to 32.1% for the first quarter of 2005 and 33.4% for the full year of 2005.

Balance Sheet

At March 31, 2006, total assets were $15,658,551, a decrease of $24,740 from December 31, 2005, due primarily to a decrease in loans of $55,304 related to paydowns and pay-offs and a decrease in cash and due from banks due to a shift in investment strategies. These decreases were partially offset by an increase in federal funds sold of $23,000 and securities available for sale of $46,573.

Total deposits increased $247,322 due to organic growth, which allowed debt levels to decrease by $280,227.

Shareholders’ equity totaled $1,566,571 at March 31, 2006, increasing $12,694 from December 31, 2005. Common stock increased $4,210 due to stock option exercises, shares issued for an insurance agency acquisition and stock based compensation expense. Treasury stock decreased by $4,248, due to shares issued for restricted stock during the quarter. Net retained earnings (net income less cash dividends) at March 31, 2006 totaled $456,341 as compared to $430,710 at December 31, 2005. The increase is due to the net income for the quarter, less dividends paid. Accumulated other comprehensive loss increased by $21,395, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31, 2006	December 31, 2005	March 31, 2005
Non-accrual loans	$128,402	$119,030	$125,464
Restructured loans	463	479	526

Total non-performing loans	128,865	119,509	125,990
Other real estate owned	18,319	17,476	11,854
Non-performing investments	—	—	11,705

Total non-performing assets	$147,184	$136,985	$149,549

Loans 90 days or more past due and still accruing interest	$20,408	$27,987	$26,885

Non-performing loans to total loans	1.16%	1.07%	1.18%
Non-performing assets to total loans plus other real estate owned	1.33	1.23	1.40
Allowance for loan losses to total non-performing loans	111.27	120.88	119.15
Loans 90 days or more past due and not on non-accrual to total loans	.18	.25	.25

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $143,413 and $140,220 at March 31, 2006 and December 31, 2005, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the quarter ended March 31, 2006, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $2,959. The amount actually collected and recorded, as interest income for these loans, was $1,161, which included $1,033 of interest from the collection of previously recorded non-accrual loans that were secured by pools of commercial leases.

Included in non–accrual loans are $15,441 at March 31, 2006 and $20,400 at December 31, 2005 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds or insurance policies. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2006	2005
Balance of allowance at beginning of period	$144,461	$151,389

Loans charged-off:
Real estate	(4,106)	(9,750)
Commercial and agricultural	(2,418)	(18,256)
Installment and credit card	(3,876)	(5,768)
Other loans	(280)	(113)

Total loans charged-off	(10,680)	(33,887)

Recoveries
Real estate	273	294
Commercial and agricultural	144	333
Installment and credit card	2,044	1,393
Other loans	189	119

Total recoveries	2,650	2,139

Net loans charged-off	(8,030)	(31,748)
Provision for credit losses	7,154	30,823
Transfer to allowance for unfunded commitments and letters of credit	(202)	(342)

Balance of allowance at end of period	$143,383	$150,122

Ratio of net charge-offs to average loans outstanding	0.29%	1.21%

At March 31, 2006 and December 31, 2005, an allowance for unfunded commitments and letters of credit of $640 and $279 was included in accrued interest payable and other liabilities.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31 2005

Specific:
Construction	$82	$—
Real estate	3,662	2,541
Commercial, financial and agricultural	5,182	5,122

Sub-total	8,926	7,663
General
Construction	6,100	5,605
Real estate	53,957	54,238
Commercial, financial and agricultural	42,593	43,922
Installment and credit card	20,676	21,846

Sub-total	123,326	125,611

Total allocated	132,252	133,274
Unallocated	11,131	11,187

Total	$143,383	$144,461

The following table gives the percent of loans in each category to total loans:

	March 31, 2006	December 31, 2005

Construction	9.2%	9.1%
Real estate	57.2	57.5
Commercial, financial and agricultural	27.4	27.1
Installment and credit card	6.2	6.3

Total	100.0%	100.0%

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of March 31, 2006, a total of $3,761,067 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial expects that a significant portion of the scheduled maturities will be retained throughout 2006 and into the first quarter of 2007. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2006, securities and other short term investments with maturities of one year or less totaled $38,540. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $538,574 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2006, the banking subsidiary had total credit availability with the FHLB of $1,939,836 of which it had outstanding borrowings of $1,634,947.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 26, 2006. It is anticipated that the line will be renewed in the second quarter of 2006. As of March 31, 2006 and December 31, 2005, Sky Financial had no outstanding balances on the line of credit.

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

A schedule of significant commitments at March 31, 2006 follows:

Commitments to extend credit	$3,284,553
Standby letters of credit	245,875
Letters of credit	974

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $175,441 at March 31, 2006.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At March 31, 2006, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a neutral to slightly negative 99.8% for six months and a negative 95.2% for one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at March 31, 2006 and December 31, 2005. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 300, 200 and 100 basis points and down 100 and 200 basis points. Down 300 basis points was not measured due to the low probability of such a decline.

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

	March 31, 2006	ALCO Max	Guidelines Min
Six Month	99.8%	125%	95%
Twelve Month	95.2%	125%	95%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	March 31, 2006	December 31, 2005	ALCO Guidelines
One Year Net Interest Income Change
+300 Basis points	1.2%	2.2%	N/A
+200 Basis points	1.4	1.8	(10.0)%
+100 Basis points	0.8	1.0	(5.0)
-100 Basis points	(1.8)	(2.0)	(5.0)
-200 Basis points	(5.1)	(5.8)	(10.0)

Economic Value of Equity
+300 Basis points	(18.1)	(17.7)	N/A
+200 Basis points	(11.1)	(11.3)	(15.0)
+100 Basis points	(4.9)	(5.2)	(10.0)
-100 Basis points	4.3	3.2	(10.0)
-200 Basis points	5.3	3.6	(15.0)

The projected volatility of net interest income and the economic value of equity at March 31, 2006 and December 31, 2005 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At March 31, 2006, the fair values of Sky Financial’s derivative arrangements aggregated $(6,142) on contracts with notional amounts of $550,903.

Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of March 31, 2006, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

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

On December 21, 2005, Sky sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. On March 31, 2006, Sky and IU settled in full its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans which were settled was $14.2 million, and the aggregate proceeds received by Sky in the sale and the settlement was $14.9 million.

With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky has amended its complaint and expects to proceed with pretrial discovery and motion practice in the MDL court in anticipation of trial.

Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the remaining Surety. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds. While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of these pending legal proceedings will materially affect the consolidated financial position or results of operations of Sky Financial.

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

Item 1A. Risk Factors

There were no material changes to the risk factors as presented in Sky Financial’s annual report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable

(b)	Not applicable

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders of Sky Financial Group, Inc. held April 19, 2006, ballot totals for the election of five (5) Class II Directors to serve a three-year term until the Annual Meeting of Shareholders in 2009 were as follows:

Class II Directors Term Expires 2009	FOR	WITHHELD
George N. Chandler, II	89,567,192	1,643,890
Robert C. Duvall	88,782,582	2,428,500
D. James Hilliker	89,962,069	1,249,013
Gregory L. Ridler	89,284,110	1,926,972
Emerson J. Ross, Jr.	89,927,207	1,283,875

Total shares voted were 91,211,082 or 84.10% of the outstanding shares.

The following incumbent Class I and Class III Directors who were not nominees for election at the April 19, 2006 Annual Meeting were as follows:

Marty E. Adams

Jonathan A. Levy

Thomas J. O’Shane

C. Gregory Spangler

Marylouise Fennell

Fred	H. Johnson, III

Gerard P. Mastroianni

Joseph N. Tosh, II

R. John Wean, III

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2006.

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

DATE: April 28, 2006

SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2006.

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