Form 10-Q
period 2006-06-30
SKY FINANCIAL GROUP INC
filed 2006-07-28
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 108,828,275 at July 21, 2006.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	June 30, 2006	December 31, 2005
Assets
Cash and due from banks	$293,266	$318,114
Interest-earning deposits with financial institutions	13,226	15,037
Loans held for sale	22,296	24,184
Securities available for sale	3,084,312	3,097,472

Total loans	11,218,034	11,149,222
Less allowance for loan and lease losses	(144,601)	(144,461)

Net loans	11,073,433	11,004,761

Premises and equipment, net	166,551	166,797
Goodwill	524,144	521,862
Core deposits and other intangibles, net	59,804	67,077
Accrued interest receivable and other assets	513,970	467,987

Total assets	$15,751,002	$15,683,291

Liabilities
Deposits
Non-interest bearing deposits	$1,698,585	$1,734,113
Interest-bearing deposits	9,393,136	9,021,563

Total deposits	11,091,721	10,755,676
Securities sold under repurchase agreements and federal funds purchased	883,403	1,053,244
Debt and Federal Home Loan Bank advances	1,673,602	1,940,989
Junior subordinated debentures owed to unconsolidated subsidiary trusts	337,156	184,799
Accrued interest payable and other liabilities	190,607	194,706

Total liabilities	14,176,489	14,129,414

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 110,528 and 110,207 shares issued in 2006 and 2005	1,228,834	1,221,571
Retained earnings	477,122	430,710
Treasury stock; 1,745 and 1,899 shares in 2006 and 2005	(47,218)	(51,418)
Accumulated other comprehensive loss	(84,225)	(46,986)

Total shareholders’ equity	1,574,513	1,553,877

Total liabilities and shareholders’ equity	$15,751,002	$15,683,291

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$205,998	$169,417	$404,050	$328,122
Securities
Taxable	36,837	33,374	72,491	66,043
Non-taxable	70	63	123	115
Federal funds sold and other	241	175	526	343

Total interest income	243,146	203,029	477,190	394,623

Interest Expense
Deposits	74,850	48,667	141,040	92,970
Borrowed funds	35,076	26,362	70,094	49,646

Total interest expense	109,926	75,029	211,134	142,616

Net Interest Income	133,220	128,000	266,056	252,007
Provision for Credit Losses	9,476	5,894	16,630	36,717

Net interest income after provision for credit losses	123,744	122,106	249,426	215,290

Non-Interest Income
Brokerage and insurance commissions	15,880	14,127	35,672	30,758
Service charges and fees on deposit accounts	15,026	14,033	28,525	26,205
Trust services income	6,012	5,395	11,893	10,809
Mortgage banking income	6,518	5,923	12,081	11,679
Net securities gains (losses)	(80)	1,084	(85)	1,962
Derivative gains (losses) on swaps	(9,930)		(9,930)
Net cash settlements on swaps	(199)		(199)
Other income	12,728	10,954	24,657	21,575

Total non-interest income	45,955	51,516	102,614	102,988

Non-Interest Expense
Salaries and employee benefits	55,805	54,679	115,619	108,184
Occupancy and equipment expense	17,134	16,835	34,777	34,439
Merger, integration and restructuring expense	364	1,031	544	1,031
Amortization expense	3,808	3,610	7,685	7,164
Other operating expense	24,810	25,898	49,474	50,675

Total non-interest expense	101,921	102,053	208,099	201,493

Income Before Income Taxes	67,778	71,569	143,941	116,785
Income Taxes	22,705	23,783	48,228	38,280

Net Income	$45,073	$47,786	$95,713	$78,505

Earnings per Common Share
Basic	0.42	0.45	0.88	0.74
Diluted	0.41	0.45	0.88	0.73

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,566,571	$1,407,180	$1,553,877	$1,470,955

Comprehensive income
Net income	45,073	47,786	95,713	78,505
Other comprehensive income (loss)	(15,844)	23,043	(37,239)	(9,552)

Total comprehensive income	29,229	70,829	58,474	68,953

Common cash dividends	(25,023)	(23,166)	(50,032)	(46,496)
Shares issued for stock option exercises	1,592	5,310	5,378	7,541
Stock based compensation expense	1,413	1,469	4,308	2,717
Treasury shares repurchased	—	(14,622)	—	(52,407)
Common shares issued to acquire Peter B. Burke Agency	—	—	1,777	—
Common shares issued to acquire Belmont Bancorp	—	49,609	—	49,609
Common shares issued to acquire EOB, Inc.	—	336	—	336
Other items	731	254	731	(4,009)

Balance at end of period	$1,574,513	$1,497,199	$1,574,513	$1,497,199

Common cash dividend per share	$.23	$.22	$.46	$.44

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands, except share data)	2006	2005
Operating Activities
Net cash provided from operations	$111,455	$109,005

Investing Activities
Net decrease in interest bearing deposits in other banks	1,811	13,674
Securities available for sale:
Proceeds from maturities and payments	254,495	298,575
Proceeds from sales	20,581	114,501
Purchases	(323,333)	(298,933)
Proceeds from sales of non-mortgage loans	121,245	119,685
Net (increase) decrease in federal funds sold	—	13,480
Net increase in loans	(213,907)	(210,572)
Purchases of premises and equipment	(10,880)	(16,100)
Proceeds from sales of premises and equipment	941	1,961
Proceeds from sales of other real estate	8,606	8,743
Net cash paid for acquisitions	(172)	(5,301)

Net cash provided from (used for) investing activities	(140,613)	39,713

Financing Activities
Net increase in deposit accounts	337,207	30,744
Net decrease in federal funds and repurchase agreements	(169,338)	(196,241)
Net increase (decrease) in short-term FHLB advances	(175,000)	200,000
Proceeds from issuance of debt and long-term FHLB advances	214,915	85,000
Repayment of debt and long-term FHLB advances	(159,537)	(125,457)
Cash dividends and cash paid for fractional shares	(49,918)	(46,814)
Tax benefits from tax deductions in excess of the compensation cost recognized	603	1,415
Proceeds from issuance of common stock	5,378	7,541
Treasury stock repurchases	—	(52,407)

Net cash provided from (used for) financing activities	4,310	(96,219)

Net increase (decrease) in cash and due from banks	(24,848)	52,499
Cash and due from banks at beginning of period	318,114	232,407

Cash and due from banks at end of period	$293,266	$284,906

Supplemental Disclosures

Interest paid	$209,698	$142,914
Income taxes paid	57,833	43,058
Non-cash transactions
Common shares issued to acquire Peter B. Burke Agency	64	—
Common shares issued to acquire Belmont Bancorp	—	49,609
Common shares issued to acquire EOB, Inc.	—	336

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at June 30, 2006, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2005, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

Accounting for Derivative Transactions

During the second quarter 2006, Sky Financial identified immaterial accounting errors related to certain derivative transactions. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior annual and quarterly periods. Accordingly, an adjustment was recorded in the second quarter to correct the cumulative impact of these errors. See Note 13 for additional information.

Accounting for Stock-Based Compensation

During the fourth quarter of 2005, Sky Financial adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (FAS 123(R)). Sky adopted FAS 123(R) using the modified retrospective method for interim periods and retrospectively adjusted the first three quarters of 2005 using the pro forma expense originally disclosed. See Note 2 for further discussion of stock based compensation.

New Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sky Financial does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Upon adoption, Sky Financial will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. Sky Financial will adopt FAS 156 for the fiscal year beginning January 1, 2007 and currently has not determined if it will adopt FAS 156 using the fair value election.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Sky Financial recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Sky Financial is currently evaluating the impact of adopting FIN 48 on its financial statements.

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

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for the three and six months ended June 30, 2006 and 2005:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Stock option expense	$788	$1,060	$2,715	$2,216
Restricted stock expense	625	409	1,593	501

Total expense	$1,413	$1,469	$4,308	$2,717

Tax benefit	$495	$514	$1,508	$951

In accordance with Sky Financial’s stock option and restricted shares plans, employee participants that are 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial’s accounting policy was to recognize compensation cost over the contractual vesting period with no acceleration based on retirement age. Compensation cost for all awards granted prior to the adoption of FAS 123(R) will continue to be recognized over the contractual vesting period and any remaining unrecognized compensation cost will be accelerated when an employee actually retires. Compensation cost for awards granted or modified after the adoption of FAS 123(R) will be recognized over a period to the date employee first becomes eligible for retirement. In accordance with this change in policy, stock option expense for the three months ended June 30, 2006 and 2005 included expense of $112 and $101, respectively, and for the six months ended June 30, 2006 and 2005 included expense of $224 and $201, respectively, for stock options that were granted to retirement eligible participants prior to the adoption of FAS 123(R) that are continuing to be expensed over the contractual terms of the option.

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activities), of the 2005 Annual Report and Form 10-K, provide detail with regard to Sky Financial’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2005.

4. Mergers, Acquisitions and Divestitures

Community Banking

Union Federal

On February 3, 2006, Sky Financial announced the execution of a definitive agreement to acquire Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Incorporated, Ft. Wayne, Indiana. Sky Financial’s transaction is for the acquisition of Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, and is expected to add approximately $2.5 billion in assets upon completion. Under the terms of the agreement, shareholders of Waterfield will be entitled to receive $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share, and Sky Financial will issue 7.5 million shares and pay $136.5 million in cash to complete the transaction. Sky Financial will finance a portion of this acquisition by the issuance of $150 million of trust preferred securities, which were issued in the second quarter of 2006. The transaction is valued at $330 million and is expected to close in the third quarter of 2006. The exchange is expected to qualify as a tax-free transaction to the Waterfield shareholders. Following the merger, and upon receipt of all necessary regulatory approvals, Union Federal Bank will be merged with and into Sky Bank.

Falls Bank

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was approximately $12,271, including direct acquisition costs of $33. The acquisition of Falls Bank expanded Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348. The total purchase price for Falls Bank has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at June 30, 2006, is preliminary.

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $56. Belmont’s offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia expanded Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705. The total purchase price for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Belmont Bancorp and Falls Bank occurred at the beginning of 2005.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net interest income	$129,944	$256,606
Net income	47,085	77,641
Earnings per common share– Basic	0.44	0.72
Earnings per common share– Diluted	0.43	0.71

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

5. Securities

The unrealized gains and losses and estimated fair values at June 30, 2006 and December 31, 2005 are as follows:

June 30, 2006	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$200	$1	$—
U.S. government agencies and corporations	189,195	—	(6,290)
Obligations of state and political subdivisions	11,739	31	(51)
Corporate and other securities	4,801	1	—
Mortgage-backed securities	2,696,201	11	(123,148)

Total debt securities available for sale	2,902,136	44	(129,489)
Marketable equity securities available for sale	36,070	907	(735)
FHLB, FRB and Banker’s Bank Stock (1)	146,106	—	—

Total securities	$3,084,312	$951	$(130,224)

December 31, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$301	$2	$—
U.S. government agencies and corporations	191,273	13	(4,077)
Obligations of state and political subdivisions	7,690	83	(2)
Corporate and other securities	24,111	584	(35)
Mortgage-backed securities	2,698,074	766	(66,007)

Total debt securities available for sale	2,921,449	1,448	(70,121)
Marketable equity securities available for sale	31,459	748	(1,128)
FHLB, FRB and Banker’s Bank Stock (1)	144,564	—	—

Total securities	$3,097,472	$2,196	$(71,249)

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

6. Loans

The loan portfolios are as follows:

	June 30, 2006	December 31, 2005
Real estate loans:
Construction	$1,094,099	$1,012,745
Residential mortgage	2,832,129	2,916,248
Non-residential mortgage	3,521,744	3,488,684
Commercial, financial and agricultural	3,078,792	3,024,337
Installment and credit card loans	691,270	707,208

Total loans	$11,218,034	$11,149,222

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	June 30, 2006	December 31, 2005
Non-accrual loans	$124,839	$119,030
Restructured loans	45	479

Total non-performing loans	$124,884	$119,509

Non-accrual loans include $15,438 and $20,400 of loans at June 30, 2006 and December 31, 2005, respectively, that are secured by surety bonds and the assignment of payment streams from pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	June 30, 2006	December 31, 2005
Borrowings under FHLB lines of credit	$1,508,218	$1,775,583
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.88%	25,773	26,393
Due June 2027 at 10.20%	24,451	24,245
Due May 2030 at 9.34%	61,856	63,502
Due December 2031 at 9.00%	33,187	33,374
Due April 2033 at 7.40% (variable)	6,321	6,357
Due October 2033 at 5.02% (variable)	30,928	30,928
Due June 2036 at 6.41% (variable)	77,320	—
Due June 2036 at 6.90% (variable)	77,320	—
Capital lease obligation	300	302
Other items	84	104

Total borrowings	$2,010,758	$2,125,788

The amount of junior subordinated debentures owed to unconsolidated subsidiary trusts represent the par value adjusted for any unamortized discount.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Securities available for sale:

Unrealized securities gains (losses) arising during period	$(25,919)	$36,725	$(60,305)	$(11,640)
Reclassification adjustment for (gains) losses included in income	80	(1,084)	85	(1,962)

	(25,839)	35,641	(60,220)	(13,602)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	1,466	(211)	2,929	(125)

Minimum pension liability and other	(3)	—	—	(1,009)

Other comprehensive income (loss) before income taxes	(24,376)	35,430	(57,291)	(14,736)
Tax effect	8,532	(12,387)	20,052	5,184

Total other comprehensive income (loss)	$(15,844)	$23,043	$(37,239)	$(9,552)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended June 30, 2006 and 2005, 2,665 and 733 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the six months ended June 30, 2006 and 2005, 1,705 and 553 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Numerator:
Net income	$45,073	$47,786	$95,713	$78,505

Denominator:
Weighted-average common shares outstanding (basic)	108,463	105,752	108,400	106,040
Effect of non-vested restricted shares	72	10	71	6
Effect of stock options	731	1,126	834	1,159

Weighted-average common shares outstanding (diluted)	109,266	106,888	109,305	107,205

Earnings per share:
Basic	$0.42	$0.45	$0.88	$0.74
Diluted	0.41	0.45	0.88	0.73

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of June 30, 2006, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
June 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,664,295	13.1%	$1,018,252	8.0%	$1,272,815	10.0%
Sky Bank	1,438,054	11.6	994,258	8.0	1,242,822	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,394,027	11.0%	$509,126	4.0%	$763,689	6.0%
Sky Bank	1,223,386	9.8	497,129	4.0	745,693	6.0

Tier 1 capital to average assets
Sky Financial	$1,394,027	9.2%	$608,906	4.0%	$761,133	5.0%
Sky Bank	1,223,386	8.1	603,708	4.0	754,636	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,461,147	11.5%	$1,013,831	8.0%	$1,267,289	10.0%
Sky Bank	1,376,814	11.2	987,953	8.0	1,234,942	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,181,251	9.3%	$506,916	4.0%	$760,374	6.0%
Sky Bank	1,160,318	9.4	493,977	4.0	740,965	6.0

Tier 1 capital to average assets
Sky Financial	$1,181,251	8.0%	$593,486	4.0%	$741,857	5.0%
Sky Bank	1,160,318	7.9	587,832	4.0	734,790	5.0

11. Goodwill and Intangible Assets

Goodwill at June 30, 2006 and December 31, 2005 was $524,144 and $521,862 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2006 and determined that goodwill was not impaired.

Net other intangible assets at June 30, 2006 and December 31, 2005 were $59,804 and $67,077, respectively. These assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized in accordance with Sky Financial’s accounting policies. Amortization expense on finite–lived intangible assets is expected to be $14,601, $13,450, $12,299, $10,000 and $8,390 in 2006, 2007, 2008, 2009, and 2010 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three and six months ended June 30, 2006 and 2005 is included in the following tables:

Three months ended June 30, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$136,947	$87	$(3,814)	$133,220
Provision for credit losses	9,476	—	—	9,476

Net interest income (loss) after provision	127,471	87	(3,814)	123,744
Non-interest income	35,723	20,298	(10,066)	45,955
Non-interest expense	86,808	16,289	(1,176)	101,921

Income before income taxes	76,386	4,096	(12,704)	67,778
Income taxes	25,475	1,844	(4,614)	22,705

Net income	$50,911	$2,252	$(8,090)	$45,073

Goodwill at April 1, 2006	$461,731	$61,889	$—	$523,620
Net activity	520	4	—	524

Goodwill at June 30, 2006	$462,251	$61,893	$—	$524,144

Average assets	$15,491,730	$105,625	$98,990	$15,696,345
Depreciation and amortization	8,018	420	179	8,617

Three months ended June 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$129,824	$127	$(1,951)	$128,000
Provision for credit losses	5,894	—	—	5,894

Net interest income after provision	123,930	127	(1,951)	122,106
Non-interest income	32,841	18,211	464	51,516
Non-interest expense	83,450	14,198	4,405	102,053

Income before income taxes	73,321	4,140	(5,892)	71,569
Income taxes	24,770	1,750	(2,737)	23,783

Net income	$48,551	$2,390	$(3,155)	$47,786

Goodwill at April 1, 2005	$424,406	$47,153	$—	$471,559
Net activity	33,485	300	—	33,785

Goodwill at June 30, 2005	$457,891	$47,453	$—	$505,344

Average assets	$14,892,574	$85,432	$117,043	$15,095,049
Depreciation and amortization	8,575	191	360	9,126

Six months ended June 30, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$271,975	$191	$(6,110)	$266,056
Provision for credit losses	16,630	—	—	16,630

Net interest income (loss) after provision	255,345	191	(6,110)	249,426
Non-interest income	67,732	44,549	(9,667)	102,614
Non-interest expense	175,278	33,046	(225)	208,099

Income before income taxes	147,799	11,694	(15,552)	143,941
Income taxes	49,353	4,975	(6,100)	48,228

Net income	$98,446	$6,719	$(9,452)	$95,713

Goodwill at January 1, 2006	$461,571	$60,291	$—	$521,862
Net activity	680	1,602	—	2,282

Goodwill at June 30, 2006	$462,251	$61,893	$—	$524,144

Average assets	$15,473,544	$103,482	$100,910	$15,677,936
Depreciation and amortization	16,036	834	371	17,241

Six months ended June 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$255,335	$185	$(3,513)	$252,007
Provision for credit losses	36,717	—	—	36,717

Net interest income (loss) after provision	218,618	185	(3,513)	215,290
Non-interest income	63,083	38,890	1,015	102,988
Non-interest expense	167,894	28,768	4,831	201,493

Income before income taxes	113,807	10,307	(7,329)	116,785
Income taxes	37,914	4,258	(3,892)	38,280

Net income	$75,893	$6,049	$(3,437)	$78,505

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	29,389	697	—	30,086

Goodwill at June 30, 2005	$457,891	$47,453	$—	$505,344

Average assets	$14,812,223	$84,577	$114,533	$15,011,333
Depreciation and amortization	17,086	373	725	18,184

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

The derivative instruments and hedging relationships below, identified as fair value and cash flow hedges, have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as

amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded in interest expense.

For derivatives not designated as hedging instruments, all changes in fair value are recognized in non-interest income during the period of change. The net cash settlement of these derivatives is included in non-interest income.

Accounting Correction

During the second quarter 2006, Sky Financial identified and corrected immaterial accounting errors related to certain derivative hedging relationships. The misstatements related to Sky Financials’ interpretation and application of the “shortcut” method of hedge accounting under Statement No. 133. Sky Financial determined that these hedges did not qualify for hedge accounting using the “shortcut” method. As a result, changes in the market value of the derivatives should have been recorded through non-interest income with no corresponding offset to the hedged item. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior quarterly and annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of these errors.

The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income of $7,951 ($5.287 after tax), which is included in derivative gains (losses) on swaps in the Consolidated Statements of Income. Of this cumulative adjustment, $4,814 ($3,201 after tax), relates to the first quarter of 2006 and $3,137 ($2,086 after tax) relates to periods prior to 2006. In addition, the change in fair values of such interest rate swaps was $1,979 ($1,316 after tax) during the second quarter of 2006, which is also included in derivative gains (losses) on swaps in the Consolidated Statements of Income.

As of June 30, 2006, nine of these derivatives remained outstanding with a total notional value of $248,600. Effective July 1, 2006, five of the derivatives were designated as hedges using the “long-haul” method under Statement No. 133 and effective July 12, 2006, the remaining four of the derivatives were designated as hedges using the long-haul method. The hedged items associated with these derivatives consisted of borrowings, which continue to remain outstanding.

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $45,000 of advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At June 30, 2006, Sky Financial had $18,585 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. Because the hedging arrangements are considered highly effective, changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items and, as a result, the changes in the fair value do not result in an impact on net income.

Cash Flow Hedges

In the first quarter of 2006, Sky Financial entered into two interest rate swaps that fix the rate on $150,000 of variable rate borrowings on junior subordinated debentures owed to unconsolidated subsidiary trusts. As part of its financing of the pending acquisition of Union Federal Bank, Sky Financial has borrowed $150,000 under junior subordinated debentures in the second quarter. Under the terms of the arrangement, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are tested for effectiveness at inception and on a quarterly basis using the long-haul method and any ineffective portion will be recorded directly to interest expense.

The effective portion of the change in the swap’s fair value will be recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. The changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $109 in both the first half of 2006 and 2005. No deferred gains or losses in accumulated other comprehensive income at June 30, 2006 are expected to be reclassified to income from continuing operations in 2006.

Nondesignated Derivatives – Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $108,600 of the junior subordinated debentures owed to unconsolidated subsidiary trusts and $140,000 of convertible advances to the Federal Home Loan Bank of Cincinnati to variable rates based on LIBOR plus a spread as defined in the agreements. Prior to July 2006, these swaps were not designated as hedges and as such, the changes in fair value were recognized in earnings during the second quarter of 2006 (see discussion of accounting correction above).

The following table presents the contract/notional and fair value amounts of all derivative transactions at June 30, 2006 and December 31, 2005:

At June 30, 2006	Notional Amount	Fair Value
Designated hedging instruments
Fair value hedges	$63,585	$(572)
Cash flow hedges	150,000	3,031
Interest rate caps	48,600	199

Total designated hedging instruments	$262,185	$2,658

Nondesignated derivative instruments
Interest rate swaps on junior subordinated debentures and FHLB Advances	$248,600	$(9,930)

At December 31, 2005
Designated hedging instruments
Fair value hedges	$362,415	$(2,981)
Interest rate caps	48,600	168

Total derivative instruments	$411,015	$(2,813)

Interest Rate Swaps on Behalf of Clients

Sky Financial has entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At June 30, 2006 and December 31, 2005, Sky Financial had $88,214 and $65,138, respectively, of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in the first half of 2006 and 2005 related to these swaps.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the six months ended June 30, 2006:

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2006	$947	$42	$1,188	$132	$2,309

Accruals charged to expense	12	228		304	544
Accruals from purchase accounting	27				27

Cash payments and other adjustments	(503)	(247)	(373)	(304)	(1,427)

Balance as of June 30, 2006	$483	$23	$815	$132	$1,453

During the first six months of 2006, Sky Financial recorded $544 ($354 after tax) of merger, integration and restructuring expense, of which $364 ($237 after tax) was recorded in the second quarter related to the pending acquisition of Union Federal Bank and $180 ($117 after tax) which was recorded in the first quarter related to the pending acquisition of Union Federal Bank and additional costs related to the fourth quarter 2005 acquisition of Falls Bank.

The $1,031 ($670 after tax) of merger, integration and restructuring expense during the second quarter of 2005 related to the acquisition of Belmont.

Sky Financial expects to pay a majority of the remainder of the accrued costs over the next one to two years.

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

A schedule of significant commitments at June 30, 2006 follows:

Commitments to extend credit	$3,492,814
Standby letters of credit	227,334
Letters of credit	1,479

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Three Months Ended June 30, 2006 and 2005

Overview

Net income for the second quarter of 2006 was $45,073 or $0.41 per diluted share, down from $47,786 or $0.45 per diluted share in the second quarter of 2005. Sky Financial’s results for the second quarter 2006 include charges of $6,603 or $0.06 per diluted share for revised accounting for derivatives. Partially offsetting the charges, the second quarter of 2006 benefited from disciplined net interest margin management and strong performance from fee-based businesses.

For the second quarter of 2006, net interest income increased $5,220 over the second quarter 2005, mainly due to a stable net interest margin and the growth in assets attributable to organic growth and acquisitions. The provision for credit losses increased $3,582, primarily the result of the low level of second quarter of 2005 charge-offs and provision being lower than Sky Financial’s historical trend. The second quarter of 2006 charge-offs and provision were in-line with Sky Financial’s expectations for the full year. Non-interest income decreased $5,561 in the second quarter of 2006 from the second quarter 2005 as a result of the derivative losses. Offsetting the derivative losses were non-interest income increases as a result of the expansion from acquisitions throughout 2005 and into the first quarter of 2006 and the growth of fee-based businesses. The major components of this increase in non-interest income included a $1,753 increase in brokerage and insurance commissions, a $1,774 increase in other income and a $993 increase in service charges and fees on deposit accounts. Non-interest expenses decreased in the second quarter of 2006 by $132 primarily as a result of continued focus on controlling operating expenses.

During the second quarter 2006, Sky Financial identified immaterial accounting errors related to certain derivative transactions. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior periods, both annual and quarterly periods. Accordingly, an adjustment was recorded in the second quarter to correct the cumulative impact of these errors. See the discussion below in Non-Interest Income for more information.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the second quarter ended June 30, 2006 and 2005 are summarized in the table below.

	Net Income (Loss)
Quarter Ended June 30,	2006	2005
Community Banking	$50,911	$48,551
Financial Services Affiliates	2,252	2,390
Parent and Other	(8,090)	(3,155)

Consolidated Total	$45,073	$47,786

The higher community banking net income in the second quarter of 2006 as compared to the same period of the previous year is mainly due to higher net interest income and non-interest income due to the impact of acquisitions and organic growth. A stable net interest margin and higher average earning assets contributed to a 5.5% increase in net interest income. These increases were partially offset by a higher provision for credit losses in 2006 than in the previous year as well as higher non-interest expenses. The higher non-interest income over 2005 included increases in service charges and mortgage banking income. These increases were partially offset by a decrease in gains on sales of securities. Non-interest expenses increased 4.0% over the second quarter of 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of a higher number of full-time equivalent employees due to the acquisitions in 2005 and the addition of six new financial centers over the past twelve months. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 50.06% for the second quarter of 2006 compared to 51.05% in the second quarter of 2005. The 2006 community banking results reflect a ROE of 13.12% and a ROA of 1.32% compared to 13.50% and 1.31%, respectively, in the second quarter of 2005.

The financial service affiliates’ net income decreased as compared to 2005 primarily the result of higher expenses related to salaries and employee benefits, mostly offset by higher brokerage and insurance commissions and trust services.

Parent and other include the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year second quarter relate primarily to the derivative losses on swaps recorded in the second quarter of 2006 and the higher interest expenses retained by the parent, partially offset by lower employee compensation expense during the quarter.

Net Interest Income

Net interest income for the second quarter of 2006 was $133,220, an increase of $5,220 or 4.1% from $128,000 in the second quarter of 2005. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 3.5% from the second quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 4.1% over 2005’s volume during the same quarter, with organic growth contributing 2.7% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended June 30, 2006 and 2005 was 3.75% and 3.73%, respectively. The higher net interest margin continued to reflect disciplined spread management and interest rate risk management practices, despite competitive market conditions in the areas that Sky Financial operates.

The following table reflects the components of Sky Financial’s net interest income for the three months ended June 30, 2006 and 2005. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$15,041	$204	5.45%	$34,747	$166	1.92%
Federal funds sold	3,115	37	4.82	3,164	9	1.14
Securities	3,139,803	36,945	4.72	3,077,456	33,471	4.36
Loans and loans held for sale	11,183,208	206,712	7.41	10,742,896	170,195	6.35

Total interest-earning assets	14,341,167	243,898	6.82	13,858,263	203,841	5.90

Noninterest-earning assets	1,355,178			1,236,786

Total assets	$15,696,345			$15,095,049

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$363,571	1,755	1.94	$356,204	1,205	1.36
Savings deposits	3,327,005	15,718	1.89	3,752,819	10,722	1.15
Time deposits	5,639,881	57,377	4.08	4,786,776	36,740	3.08

Total interest-bearing deposits	9,330,457	74,850	3.22	8,895,799	48,667	2.19
Short-term borrowings	913,764	9,949	4.37	892,024	6,681	3.00
Junior Subordinated Debentures	254,433	5,077	8.00	189,801	2,938	6.21
Debt and FHLB advances	1,769,097	20,050	4.55	1,919,808	16,743	3.50

Total interest-bearing liabilities	12,267,751	109,926	3.59	11,897,432	75,029	2.53

Noninterest-bearing liabilities	1,845,361			1,759,174
Shareholders’ equity	1,583,233			1,438,443

Total liabilities and equity	$15,696,345			$15,095,049

Net interest income (tax equivalent basis)		$133,972			$128,812

Net interest rate spread (tax equivalent basis)			3.23%			3.37%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.75%			3.73%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,582 or 60.8% to $9,476 in the second quarter of 2006 compared to $5,894 in the second quarter of 2005. Net charge-offs were $8,270 or 0.30% (annualized) of average loans during the three months ended June 30, 2006, compared to $5,817 or 0.22% (annualized) for the same period in 2005. The second quarter of 2005 charge-offs and provision were lower than Sky Financial’s historical trend. The second quarter of 2006 provision and charge-offs were more indicative of Sky Financial’s historical trend and in-line with expectation for the full year.

	June 30, 2006	December 31, 2005	June 30, 2005
Allowance for loan losses as a percentage of loans	1.29%	1.30%	1.41%
Allowance for loan losses as a percentage of non-performing loans	115.79%	120.88%	120.06%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $15,438 of non-performing loans backed by sureties.

Non-Interest Income

Non-interest income for the second quarter of 2006 was $45,955, a decrease of $5,561 or 10.8% from $51,516 for the second quarter of 2005. The change in non-interest income reflects a charge for revised accounting for derivatives discussed below, which was partially offset by growth from acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses.

During the second quarter 2006, Sky Financial identified and corrected immaterial accounting errors related to certain derivative hedging relationships. The misstatements related to Sky Financials’ interpretation and application of the “shortcut” method of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Sky Financial determined that these hedges did not qualify for hedge accounting using the “shortcut” method. As a result, changes in the market value of the derivatives should have been recorded through non-interest income with no corresponding offset to the hedged item. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior quarterly and annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of these errors.

The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income of $7,951 which is included in derivative gains (losses) on swaps. Of this cumulative adjustment, $4,814, relates to the first quarter of 2006 and $3,137 relates to periods prior to 2006. In addition, the change in fair values of such interest rate swaps was $1,979 during the second quarter of 2006, which is also included in derivative gains (losses) on swaps.

Non-interest income growth was most significant in brokerage and insurance commissions, which recorded revenues of $15,880 during the second quarter of 2006, an increase of $1,753 or 12.4% from the same period in 2005. The increased revenues were primarily due to acquisitions and higher commission income. Service charges and fees on deposit accounts for the second quarter of 2006 were $15,026, up $993 or 7.1% from the second quarter of 2005 primarily due to deposit growth from acquisitions and organic growth. Trust services income for the second quarter of 2006 was $6,012, up $617 or 11.4% over the second quarter of 2005, primarily from acquisitions and organic growth. The assets under trust management have grown to $4.8 billion at June 30, 2006 from $4.5 billion at June 30, 2005. Other income increased 16.2% over the second quarter of 2005 due to a $1.0 million gain on the early extinguishment of debt, higher debit card fees and higher gains on the sales of loans.

Mortgage banking income was $6,518 during the second quarter of 2006, an increase of $595 or 10.0%. This increase was due primarily to lower amortization and lower impairment charges during the second quarter of 2006, partially offset by lower origination and sales revenue compared to the second quarter of 2005 The components of mortgage banking income for the second quarter of 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005
Origination and sales revenue	$5,098	$6,482
Mortgage loan servicing income	3,879	3,795
Amortization expense	(2,465)	(3,433)
Impairment (charges) recoveries	6	(921)

Total	$6,518	$5,923

Non-Interest Expense

Non-interest expense for the second quarter of 2006 was $101,921, a decrease of $132 or 0.1%, from $102,053 reported for the same quarter of 2005. Salary and other employee costs were $55,805, up $1,126 or 2.1% as compared to the second quarter of 2005 mainly due to higher costs of group health benefits and an increase of approximately 100 full-time equivalent employees compared to the second quarter of 2005. The increased number of employees is mainly due to additional employees from the acquisitions of Falls Bank in the fourth quarter 2005 and three insurance agencies in the third and fourth quarters of 2005. Occupancy and equipment costs were $17,134, up $299 or 1.8% compared to the same period of 2005 and other operating expenses were $24,810, down $1,088 or 4.2% as compared to the second quarter of 2005. Amortization expense increased $198, or 5.5% from the second quarter of 2005 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $364 were recognized in the second quarter of 2006 related to the pending acquisition of Union Federal Bank. Charges of $1,031 were recognized in the second quarter of 2005 related to the acquisition of Belmont Bancorp. Expenses were further impacted by the addition of six new financial centers over the last twelve months. The efficiency ratio was 56.65% for the second quarter of 2006, up from 56.59% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and restated the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed.

Six Months Ended June 30, 2006 and 2005

Overview

Net income for the first six months of 2006 was $95,713 or $0.88 per diluted share, up from $78,505 or $0.73 per diluted share in the first six months of 2005. Sky Financial’s results for the first six months of 2006 benefited from disciplined net interest margin management and strong performance from fee-based businesses, which were partially offset by charges for revised accounting for derivatives recorded in the second quarter. The first six months of 2006 benefited from lower credit losses,, which totaled $16,630 compared to $36,717 in the first six months of 2005.

For the first six months of 2006, net interest income increased $14,049 over the first six months of 2005, mainly due to a stable net margin and the growth in assets attributable to organic growth and acquisitions. The provision for credit losses decreased $20,087, primarily due to higher net charge-offs in the first six months of 2005. The higher net charge-offs were primarily from two large commercial credits and the sale of a group of non-performing consumer loans. Non-interest income decreased $374 in the first six months of 2006 from the first six months of 2005 as a result of the derivative losses for revised accounting. Offsetting the derivative losses were non-interest income increases as a result of the expansion from acquisitions throughout 2005 and into the first quarter of 2006 and the growth of fee-based businesses. The major components of this increase in non-interest income included a $4,914 increase in brokerage and insurance commissions and a $2,320 increase in service charges and fees on deposit accounts. Non-interest expenses increased for the first six months of 2006 by $6,606 over the first six months of 2005 mainly due to higher stock-based compensation expense for retirement eligible employees, higher costs of group health benefits and an increase in the number of full-time equivalent employees compared to the first six months of 2005, primarily from acquisitions in 2005.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the six months ended June 30, 2006 and 2005 are summarized in the table below.

	Net Income (Loss)
Six Months Ended June 30,	2006	2005
Community Banking	$98,446	$75,893
Financial Services Affiliates	6,719	6,049
Parent and Other	(9,452)	(3,437)

Consolidated Total	$95,713	$78,505

The higher community banking net income in the first six months of 2006 as compared to the same period of the previous year is mainly due to the lower credit losses in the current year and the impact of acquisitions and organic growth. The benefits of disciplined net interest margin management and higher average earning assets contributed to a 6.5% increase in net interest income. The higher non-interest income over 2005 included increases in service charges and mortgage banking. These increases were partially offset by a decrease in gains on sales of securities. Non-interest expenses increased 4.4% over the first six months of 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of higher stock-based compensation expense and a higher number of full-time equivalent employees due to the acquisitions in 2005. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 51.37% for the first six months of 2006 compared to 52.46% in the first six months of 2005. The 2006 community banking results reflect a ROE of 12.80% and a ROA of 1.28% compared to 10.65% and 1.03%, respectively, in the first six months of 2005.

The financial service affiliates’ net income increased as compared to 2005 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year period relate primarily to higher interest expenses retained by the parent, higher expenses related to stock compensation and the derivative losses on swaps from revised accounting recorded in the second quarter.

Net Interest Income

Net interest income for the first six months of 2006 was $266,056, an increase of $14,049 or 5.6% from $252,007 for the first six months of 2005. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 3.9% from the first six months of 2005 from a combination of organic growth and acquisitions. Average loans for the period increased 4.8% over 2005’s volume during the same period. Sky Financial’s net interest margin for the six months ended June 30, 2006 and 2005 was 3.77% and 3.71%, respectively. The higher net interest margin continued to reflect disciplined spread management and interest rate risk management practices, despite competitive market conditions in the areas that Sky Financial operates. In addition, the margin in the first six months of 2006 benefited from interest collected on certain non-accrual loans that increased the margin approximately one and a half basis points.

The following table reflects the components of Sky Financial’s net interest income for the six months ended June 30, 2006 and 2005. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$13,800	$460	6.72%	$36,334	$334	1.85%
Federal funds sold	2,881	66	4.62	1,591	9	1.14
Securities	3,127,721	74,068	4.78	3,065,931	67,724	4.45
Loans and loans held for sale	11,185,701	404,116	7.29	10,684,942	328,184	6.19

Total interest-earning assets	14,330,103	478,710	6.74	13,788,797	396,251	5.80

Noninterest-earning assets	1,347,833			1,222,536

Total assets	$15,677,936			$15,011,333

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$351,142	3,243	1.86	$351,716	2,263	1.30
Savings deposits	3,365,183	30,164	1.81	3,815,951	20,695	1.09
Time deposits	5,506,869	107,634	3.94	4,709,676	70,012	3.00

Total interest-bearing deposits	9,223,194	141,041	3.08	8,877,343	92,970	2.11
Short-term borrowings	966,911	20,307	4.24	903,930	12,647	2.82
Junior Subordinated Debentures	219,630	8,556	7.86	189,763	5,670	6.03
Debt and FHLB advances	1,857,874	41,230	4.48	1,856,419	31,329	3.40

Total interest-bearing liabilities	12,267,609	211,134	3.47	11,827,455	142,616	2.43

Noninterest-bearing liabilities	1,833,281			1,732,783
Shareholders’ equity	1,577,046			1,451,095

Total liabilities and equity	$15,677,936			$15,011,333

Net interest income (tax equivalent basis)		$267,576			$253,635

Net interest rate spread (tax equivalent basis)			3.27%			3.36%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.77%			3.71%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $20,087 or 54.7% to $16,630 in the first six months of 2006 compared to $36,717 in the first six months of 2005. The higher provision for credit losses in the first six months of 2005 was due to higher net charge-offs in the first quarter, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $16,301 or 0.29% (annualized) of average loans during the six months ended June 30, 2006, compared to $37,565 or 0.71% (annualized) for the same period in 2005. Sky Financial expects credit losses for the remainder of 2006 to remain below .35% (annualized), generally consistent with those achieved during the first six months as a result of the improved credit risk profile achieved over the last year.

Non-Interest Income

Non-interest income for the first six months of 2006 was $102,614, a decrease of $374 or 0.4% from $102,988 for the first six months of 2005. The change in non-interest income reflects a charge for revised accounting for derivatives, which was partially offset by growth from of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses.

During the second quarter 2006, Sky Financial identified and corrected immaterial accounting errors related to certain derivative hedging relationships. The misstatements related to Sky Financials’ interpretation and application of the “shortcut” method of hedge accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Sky Financial determined that these hedges did not qualify for hedge accounting using the “shortcut” method. As a result, changes in the market value of the derivatives should have been recorded through non-interest income with no corresponding offset to the hedged item. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior quarterly and annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of these errors.

The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income of $7,951 which is included in derivative gains (losses) on swaps. Of this cumulative adjustment, $4,814, relates to the first quarter of 2006 and $3,137 relates to periods prior to 2006. In addition, the change in fair values of such interest rate swaps was $1,979 during the second quarter of 2006, which is also included in derivative gains (losses) on swaps

Non-interest income growth was most significant in brokerage and insurance commissions, which recorded revenues of $35,672 during the first six months of 2006, an increase of $4,914 or 16.0% from the same period in 2005. The increased revenues were primarily due to acquisitions and higher commission income. Service charges and fees on deposit accounts for the first six months of 2006 were $28,525, up $2,320 or 8.9% from the first six months of 2005 primarily due to deposit growth from acquisitions and organic growth. Trust services income for the first six months of 2006 was $11,893, up $1,084 or 10.0% over the first six month of 2005, primarily from acquisitions and organic growth. The assets under trust management have grown to $4.8 billion at June 30, 2006 from $4.5 billion at June 30, 2005. Other income increased 14.3% over the first six months of 2005 due to a $1.0 million gain on the early extinguishment of debt, higher debit card fees and higher gains on the sales of loans.

Mortgage banking income was $12,081 during the first six months of 2006, an increase of $402 or 3.4%. This increase was due primarily to lower amortization expenses, partially offset by lower origination and sales revenue. The components of mortgage banking income for the first six months of 2006 and 2005 are as follows:

	June 30, 2006	June 30, 2005
Origination and sales revenue	$9,244	$11,199
Mortgage loan servicing income	7,803	7,583
Amortization expense	(4,953)	(7,010)
Impairment (charges) recoveries	(13)	(93)

Total	$12,081	$11,679

Non-Interest Expense

Non-interest expense for the first six months of 2006 was $208,099, an increase of $6,606 or 3.3%, from $201,493 reported for the same period of 2005. Salary and other employee costs were $115,619, up $7,435 or 6.9% as compared to the first six months of 2005 mainly due to higher stock-based compensation expense for retirement eligible employees as discussed further below, higher costs of group health benefits and an increase of approximately 100 full-time equivalent employees over the prior year. The increased number of employees is mainly due to additional employees from the acquisitions of Falls Bank in the fourth quarter of 2005 and three insurance agencies in the third and fourth quarters of 2005. Occupancy and equipment costs were $34,777, up $338 or 1.0% compared to the same period of 2005 and other operating expenses were $49,474, down $1,201 or 2.4% as compared to the first six months of 2005, primarily as a result of continued focus on controlling operating expenses. Amortization expense increased $521, or 7.3% from the first six months of 2005 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $544 were recognized in the first six months of 2006 related to the pending acquisition of Union Federal Bank and additional costs related to the fourth quarter 2005 acquisition of Falls Bank. Charges of $1,031 were recognized in the second quarter of 2005 related to the acquisition of Belmont Bancorp. Expenses were further impacted by the addition of six new financial centers over the last twelve months. The efficiency ratio was 56.21% for the first six months of 2006, down from 56.50% for the same period last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and restated the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed. In the first quarter of 2006, shares of restricted stock and stock options were granted to directors, officers and employees under various restricted stock and stock option plans and, as required by FAS 123(R), the compensation costs for the awards granted after the adoption of FAS 123(R) to employee participants that were retirement eligible were recognized at the grant date. As a result, the first six months of 2006 expense of $4,308 was higher than the $2,717 expensed in the first six months of 2005 as this change in policy resulted in the acceleration of the expense for the awards issued to participants that were retirement eligible under the plans.

Income Taxes

The provision for income taxes for the first six months of 2006 increased $9,948 to $48,228 from $38,280 for the same period in 2005 due to higher pretax income. The effective tax rate for the six months ended June 30, 2006 was 33.5% as compared to 32.8% for the first six months of 2005 and 33.4% for the full year of 2005.

Balance Sheet

At June 30, 2006, total assets were $15,751,002, an increase of $67,711 from December 31, 2005, due primarily to an increase in loans of $68,812 related to organic growth. This growth was largely financed by an increase in deposits.

Total deposits increased $336,045 due to organic growth, which allowed debt levels to decrease by $115,030 and securities sold under repurchase agreements and federal funds purchased to decline by $169,841.

Shareholders’ equity totaled $1,574,513 at June 30, 2006, increasing $20,636 from December 31, 2005. Common stock increased $7,263 due to stock option exercises, shares issued for an insurance agency acquisition and stock based compensation expense. Treasury stock decreased by $4,200, due primarily to shares issued for restricted stock during the first quarter of 2006. Net retained earnings (net income less cash dividends) at June 30, 2006 totaled $477,122 as compared to $430,710 at December 31, 2005. The increase is due to the net income for the period, less dividends paid. Accumulated other comprehensive loss increased by $37,239, primarily due to a decrease in the market value of securities available for sale.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	June 30, 2006	December 31, 2005	June 30, 2005
Non-accrual loans	$124,839	$119,030	$126,537
Restructured loans	45	479	516

Total non-performing loans	124,884	119,509	127,053
Other real estate owned	14,667	17,476	11,511
Non-performing investments	—	—	10,395

Total non-performing assets	$139,551	$136,985	$148,959

Loans 90 days or more past due and still accruing interest	$11,858	$27,987	$25,848
Non-performing loans to total loans	1.11%	1.07%	1.17%
Non-performing assets to total loans plus other real estate owned	1.24	1.23	1.38
Allowance for loan losses to total non-performing loans	115.79	120.88	120.06
Loans 90 days or more past due and not on non-accrual to total loans	.11	.25	.24

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $131,569 and $140,220 at June 30, 2006 and December 31, 2005, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the six months ended June 30, 2006, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $5,676. The amount actually collected and recorded, as interest income for these loans, was $1,486, which included $1,033 of interest from the collection of previously recorded non-accrual loans that were secured by pools of commercial leases.

Included in non–accrual loans are $15,438 at June 30, 2006 and $20,400 at December 31, 2005 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Balance of allowance at beginning of period	$143,383	$150,122	$144,461	$151,389

Loans charged-off:
Real estate	(3,856)	(2,722)	(7,962)	(12,472)
Commercial and agricultural	(4,883)	(2,299)	(7,301)	(20,555)
Installment and credit card	(2,886)	(3,555)	(6,762)	(9,323)
Other loans	(40)	(52)	(320)	(165)

Total loans charged-off	(11,665)	(8,628)	(22,345)	(42,515)

Recoveries
Real estate	804	1,205	1,077	1,499
Commercial and agricultural	301	322	445	655
Installment and credit card	2,229	1,207	4,273	2,600
Other loans	61	77	249	196

Total recoveries	3,395	2,811	6,044	4,950

Net loans charged-off	(8,270)	(5,817)	(16,301)	(37,565)
Provision for credit losses	9,476	5,894	16,630	36,717
Reserve of acquired institution		2,361		2,361
Transfer to allowance for unfunded commitments and letters of credit and other	12	(17)	(189)	(359)

Balance of allowance at end of period	$144,601	$152,543	$144,601	$152,543

Ratio of net charge-offs to average loans outstanding	0.30%	0.22%	0.29%	0.71%

At June 30, 2006 and December 31, 2005, an allowance for unfunded commitments and letters of credit of $667 and $279 was included in accrued interest payable and other liabilities.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31 2005
Specific:
Construction	$82	$—
Real estate	4,619	2,541
Commercial, financial and agricultural	6,308	5,122

Sub-total	11,009	7,663
General
Construction	6,538	5,605
Real estate	53,154	54,238
Commercial, financial and agricultural	42,119	43,922
Installment and credit card	20,521	21,846

Sub-total	122,332	125,611

Total allocated	133,341	133,274
Unallocated	11,260	11,187

Total	$144,601	$144,461

The following table gives the percent of loans in each category to total loans:

	June 30, 2006	December 31, 2005
Construction	9.8%	9.1%
Real estate	56.6	57.5
Commercial, financial and agricultural	27.4	27.1
Installment and credit card	6.2	6.3

Total	100.0%	100.0%

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of June 30, 2006, a total of $4,036,021 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial expects that a significant portion of the scheduled maturities will be retained throughout 2006 and into the first six months of 2007. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At June 30, 2006, securities and other short term investments with maturities of one year or less totaled $39,788. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $500,799 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of June 30, 2006, the banking subsidiary had total credit availability with the FHLB of $1,909,171 of which it had outstanding borrowings of $1,508,218.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 25, 2007. As of June 30, 2006 and December 31, 2005, Sky Financial had no outstanding balances on the line of credit.

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

A schedule of significant commitments at June 30, 2006 follows:

Commitments to extend credit	$3,492,814
Standby letters of credit	227,334
Letters of credit	1,479

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $196,803 at June 30, 2006.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At June 30, 2006, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a positive 105.1% for six months and a negative 92.4% for one year and remained within Sky Financial’s Asset/Liability Committee (ALCO) guidelines. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure, internal controls and corporate governance. In accordance with the requirements of the Sarbanes-Oxley Act, written certifications for this quarterly report on Form 10-Q by the chief executive officer and the chief financial officer accompany this report as filed with the SEC. See “Controls and Procedures” for Sky Financial’s evaluation of disclosure controls and procedures.

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at June 30, 2006 and December 31, 2005. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 200,100 and 50 basis points and down 50, 100 and 200 basis points.

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

	June 30, 2006	ALCO Max	Guidelines Min
Six Month	105.1%	125%	95%
Twelve Month	92.4%	125%	90%

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	June 30, 2006	December 31, 2005	ALCO Guidelines
One Year Net Interest Income Change
+200 Basis points	1.3%	1.8%	(10.0)%
+100 Basis points	1.0	1.0	(5.0)
+50 Basis points	0.6	N/A	N/A
- 50 Basis points	(0.7)	N/A	N/A
-100 Basis points	(1.8)	(2.0)	(5.0)
-200 Basis points	(4.8)	(5.8)	(10.0)

Economic Value of Equity
+200 Basis points	(12.1)	(11.3)	(15.0)
+100 Basis points	(5.3)	(5.2)	(10.0)
+50 Basis points	(2.7)	N/A	N/A
- 50 Basis points	2.7	N/A	N/A
-100 Basis points	4.5	3.2	(10.0)
-200 Basis points	6.2	3.6	(15.0)

The projected volatility of net interest income and the economic value of equity at June 30, 2006 and December 31, 2005 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At June 30, 2006, the fair values of Sky Financial’s derivative arrangements aggregated $(7,272) on contracts with notional amounts of $510,785.

. Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of June 30, 2006, are effective.

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
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2006.

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

DATE: July 28, 2006
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share
The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for June 30, 2006.

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