Form 10-Q
period 2006-09-30
SKY FINANCIAL GROUP INC
filed 2006-10-27
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 109,006,540 at October 20, 2006.

SKY FINANCIAL GROUP, INC.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

SKY	FINANCIAL GROUP, INC.

Condensed	Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	September 30, 2006	December 31, 2005
Assets
Cash and due from banks	$272,903	$318,114
Interest-earning deposits with financial institutions	12,980	15,037
Loans held for sale	16,515	24,184
Securities available for sale	3,221,525	3,097,472

Total loans	11,305,636	11,149,222
Less allowance for loan and lease losses	(144,310)	(144,461)

Net loans	11,161,326	11,004,761

Premises and equipment, net	166,865	166,797
Goodwill	524,239	521,862
Core deposits and other intangibles, net	56,067	67,077
Accrued interest receivable and other assets	488,211	467,987

Total assets	$15,920,631	$15,683,291

Liabilities
Deposits
Non-interest bearing deposits	$1,665,760	$1,734,113
Interest-bearing deposits	9,730,664	9,021,563

Total deposits	11,396,424	10,755,676
Securities sold under repurchase agreements and federal funds purchased	904,827	1,053,244
Debt and Federal Home Loan Bank advances	1,444,600	1,940,989
Junior subordinated debentures owed to unconsolidated subsidiary trusts	337,040	184,799
Accrued interest payable and other liabilities	192,785	194,706

Total liabilities	14,275,676	14,129,414

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 110,697 and 110,207 shares issued in 2006 and 2005	1,232,860	1,221,571
Retained earnings	506,637	430,710
Treasury stock; 1,749 and 1,899 shares in 2006 and 2005	(47,279)	(51,418)
Accumulated other comprehensive loss	(47,263)	(46,986)

Total shareholders’ equity	1,644,955	1,553,877

Total liabilities and shareholders’ equity	$15,920,631	$15,683,291

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

(Dollars and shares in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$216,532	$176,937	$620,582	$505,059
Securities
Taxable	37,219	35,215	109,710	101,258
Non-taxable	77	62	200	177
Federal funds sold and other	306	144	832	487

Total interest income	254,134	212,358	731,324	606,981

Interest Expense
Deposits	85,927	55,242	226,967	148,212
Borrowed funds	36,228	26,697	106,322	76,343

Total interest expense	122,155	81,939	333,289	224,555

Net Interest Income	131,979	130,419	398,035	382,426
Provision for Credit Losses	9,445	8,725	26,075	45,442

Net interest income after provision for credit losses	122,534	121,694	371,960	336,984

Non-Interest Income
Brokerage and insurance commissions	15,156	13,896	50,828	44,654
Service charges and fees on deposit accounts	16,701	14,786	45,226	40,991
Trust services income	5,835	5,598	17,728	16,407
Mortgage banking income	6,240	7,681	18,321	19,360
Net securities gains (losses)	18	147	(67)	2,109
Derivative gains (losses) on swaps	3,570		(6,360)
Net cash settlements on swaps	159		(40)
Other income	13,254	10,082	37,911	31,657

Total non-interest income	60,933	52,190	163,547	155,178

Non-Interest Expense
Salaries and employee benefits	57,593	53,120	173,212	161,304
Occupancy and equipment expense	17,364	16,754	52,141	51,193
Merger, integration and restructuring expense	941	122	1,485	1,153
Amortization expense	3,728	3,814	11,413	10,978
Other operating expense	22,238	23,630	71,712	74,305

Total non-interest expense	101,864	97,440	309,963	298,933

Income Before Income Taxes	81,603	76,444	225,544	193,229
Income Taxes	27,034	26,099	75,262	64,379

Net Income	$54,569	$50,345	$150,282	$128,850

Earnings per Common Share
Basic	$0.50	$0.47	$1.39	$1.21
Diluted	0.50	0.46	1.37	1.20

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance at beginning of period	$1,574,513	$1,497,199	$1,553,877	$1,470,955

Comprehensive income
Net income	54,569	50,345	150,282	128,850
Other comprehensive income (loss)	36,962	(15,264)	(277)	(24,816)

Total comprehensive income	91,531	35,081	150,005	104,034

Common cash dividends	(25,047)	(23,647)	(75,079)	(70,143)
Shares issued for stock option exercises	2,626	3,084	8,004	10,625
Stock based compensation expense	1,339	1,356	5,647	4,073
Treasury shares repurchased	—	—	—	(52,407)
Common shares issued to acquire Peter B. Burke Agency	—	—	1,777	—
Common shares issued to acquire Belmont Bancorp	—	80	—	49,689
Common shares issued to acquire Benefits Design Agency		3,902		3,902
Common shares issued to acquire EOB, Inc.	—	—	—	336
Other items	(7)	(1)	724	(4,010)

Balance at end of period	$1,644,955	$1,517,054	$1,644,955	$1,517,054

Common cash dividend per share	$.23	$.22	$.69	$.66

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands, except share data)	2006	2005
Operating Activities
Net income	$150,282	$128,850
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	22,319	21,083
Stock-based compensation	5,647	4,073
Net gains on sales of assets	(7,761)	(12,899)
Provision for credit losses	26,075	45,442
Derivative losses on swaps	5,923	—
Proceeds from sales of loans held for sale	704,069	870,256
Disbursements on originations of loans held for sale	(689,086)	(871,614)
Net change in other assets and liabilities	(30,206)	34,994

Net cash provided from operations	187,262	220,185

Investing Activities
Net decrease in interest bearing deposits in other banks	2,057	18,723
Net decrease in federal funds sold		13,480
Securities available for sale:
Proceeds from maturities and payments	402,648	467,945
Proceeds from sales	21,087	114,786
Purchases	(549,027)	(488,431)
Proceeds from sales of non-mortgage loans	289,218	174,630
Net increase in loans	(482,496)	(379,706)
Purchases of premises and equipment	(16,688)	(24,161)
Proceeds from sales of premises and equipment	1,085	5,256
Proceeds from sales of other real estate	11,616	16,790
Net cash received from breakage of derivative instruments	373	—
Net cash paid for acquisitions	(172)	(5,961)

Net cash used for investing activities	(320,299)	(86,649)

Financing Activities
Net increase in deposit accounts	642,262	276,880
Net decrease in federal funds and repurchase agreements	(147,978)	(260,551)
Net increase (decrease) in short-term FHLB advances	(325,000)	75,000
Proceeds from issuance of debt and long-term FHLB advances	224,619	128,775
Repayment of debt and long-term FHLB advances	(239,918)	(187,876)
Cash dividends and cash paid for fractional shares	(74,940)	(69,995)
Tax benefits from tax deductions in excess of the compensation cost recognized	777	1,881
Proceeds from issuance of common stock	8,004	10,623
Treasury stock repurchases	—	(52,407)
Other items	—	816

Net cash provided from (used for) financing activities	87,826	(76,854)

Net increase (decrease) in cash and due from banks	(45,211)	56,682
Cash and due from banks at beginning of period	318,114	232,407

Cash and due from banks at end of period	$272,903	$289,089

Supplemental Disclosures

Interest paid	$322,869	$220,823
Income taxes paid	83,012	49,729
Non-cash transactions
Common shares issued to acquire Peter B. Burke Agency	1,777	—
Common shares issued to acquire Belmont Bancorp	—	49,689
Common shares issued to acquire Benefits Design Agency		3,902
Common shares issued to acquire EOB, Inc.	—	336

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Notes to Condensed Consolidated Financial Statements (Unaudited)

(Dollars and shares in thousands, except per share data)

1. Accounting Policies

Sky Financial Group, Inc. (Sky Financial) is a financial holding company headquartered in Bowling Green, Ohio, that owns and operates Sky Bank which is primarily engaged in the commercial and consumer banking business in Ohio, southern Michigan, western Pennsylvania, northern West Virginia and central Indiana. Sky Financial also operates businesses relating to insurance, trust and other related financial services.

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at September 30, 2006, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2005, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Sky Financial recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Sky Financial is currently evaluating the impact of adopting FIN 48 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Sky Financial has not determined the impact of adopting FAS 157 on its financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity and in changes in net assets of a not-for-profit organization. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Sky Financial does not expect the adoption of FAS 158 to have a material effect on the financial position of the company at December 31, 2006.

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

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for the three and nine months ended September 30, 2006 and 2005:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock option expense	$739	$1,042	$3,454	$3,258
Restricted stock expense	600	314	2,193	815

Total expense	$1,339	$1,356	$5,647	$4,073

Tax benefit	$468	$474	$1,976	$1,425

In accordance with Sky Financial’s stock option and restricted shares plans, employee participants that are 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial’s accounting policy was to recognize compensation cost over the contractual vesting period with no acceleration based on retirement age. Compensation cost for all awards granted prior to the adoption of FAS 123(R) will continue to be recognized over the contractual vesting period and any remaining unrecognized compensation cost will be accelerated when an employee actually retires. Compensation cost for awards granted or modified after the adoption of FAS 123(R) will be recognized over a period to the date employee first becomes eligible for retirement. In accordance with this change in policy, stock option expense for the three months ended September 30, 2006 and 2005 included expense of $112 and $101, respectively, and for the nine months ended September 30, 2006 and 2005 included expense of $335 and $302, respectively, for stock options that were granted to retirement eligible participants prior to the adoption of FAS 123(R) that are continuing to be expensed over the contractual terms of the option.

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

4. Mergers, Acquisitions and Divestitures

Community Banking

Wells River

On August 9, 2006, Sky Financial announced the execution of a definitive agreement to acquire Wells River Bancorp, Inc. (Wells River) and its wholly-owned subsidiary, Perpetual Savings Bank, a $74.7 million bank that operates three full-service branches in Columbiana County. Sky anticipates the closing of this transaction will occur in the fourth quarter of 2006.

Under the terms of the agreement, shareholders of Wells River will receive cash and shares of Sky Financial Group. The Wells River shareholders will receive cash consideration of $8,530.16 per Wells River share and Sky Financial common stock of 229.58 per Wells River share. Sky Financial expects to issue approximately 180 shares of Sky Financial common stock and pay $6,600 in cash.

The transaction is valued at $11,000. Sky Financial anticipates that the transaction will be completed in the fourth quarter of 2006, pending regulatory approvals, the approval of the shareholders of Wells River and completion of other customary closing conditions. Sky Financial anticipates that Perpetual Savings Bank will be combined with Sky Bank, its commercial banking affiliate, by the end of 2006.

Union Federal

On October 17, 2006, Sky Financial completed its acquisition of Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added approximately $2.2 billion in assets. The aggregate purchase price was approximately $342,000 including direct acquisition costs of approximately $20,500. Waterfield shareholders will be entitled to receive $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share. The acquisition of Union Federal Bank expands Sky Financial’s Indiana presence into the growing Indianapolis market with the addition of 42 branches in this area.

Falls Bank

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was approximately $12,273, including direct acquisition costs of $36. The acquisition of Falls Bank expanded Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348. The total purchase price for Falls Bank has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at September 30, 2006, is preliminary.

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was approximately $68,450, including direct acquisition costs of $37. Belmont’s offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia expanded Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705. The total purchase price for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Belmont Bancorp and Falls Bank occurred at the beginning of 2005.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005
Net interest income	$130,889	$387,495
Net income	50,340	127,981
Earnings per common share– Basic	0.47	1.19
Earnings per common share– Diluted	0.46	1.17

The pro forma results for Belmont include approximately $800 of merger costs recorded by Belmont in the second quarter of 2005.

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Financial Service Affiliate Acquisitions

After the close of business on September 30, 2006, Sky Financial acquired Lindig Benefits Consultants located in Worthington, Ohio for 44 shares of Sky Financial common stock and $104 in cash.

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

5. Securities

The unrealized gains and losses and estimated fair values at September 30, 2006 and December 31, 2005 are as follows:

September 30, 2006	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$201	$1	$—
U.S. government agencies and corporations	176,973	—	(3,586)
Obligations of state and political subdivisions	24,063	83	(11)
Corporate and other securities	4,806	6	—
Mortgage-backed securities	2,831,679	2,820	(67,311)

Total debt securities available for sale	3,037,722	2,910	(70,908)
Marketable equity securities available for sale	36,179	713	(1,491)
FHLB, FRB and Banker’s Bank Stock (1)	147,624	—	—

Total securities	$3,221,525	$3,623	$(72,399)

December 31, 2005	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
U.S. Treasury	$301	$2	$—
U.S. government agencies and corporations	191,273	13	(4,077)
Obligations of state and political subdivisions	7,690	83	(2)
Corporate and other securities	24,111	584	(35)
Mortgage-backed securities	2,698,074	766	(66,007)

Total debt securities available for sale	2,921,449	1,448	(70,121)
Marketable equity securities available for sale	31,459	748	(1,128)
FHLB, FRB and Banker’s Bank Stock (1)	144,564	—	—

Total securities	$3,097,472	$2,196	$(71,249)

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

6. Loans

The	loan portfolios are as follows:

	September 30, 2006	December 31, 2005
Real estate loans:
Construction	$1,167,080	$1,012,745
Residential mortgage	2,827,403	2,916,248
Non-residential mortgage	3,487,672	3,488,684
Commercial, financial and agricultural	3,134,102	3,024,337
Installment and credit card loans	689,379	707,208

Total loans	$11,305,636	$11,149,222

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	September 30, 2006	December 31, 2005
Non-accrual loans	$127,279	$119,030
Restructured loans	43	479

Total non-performing loans	$127,322	$119,509

Non-accrual loans include $15,437 and $20,400 of loans at September 30, 2006 and December 31, 2005, respectively, that are secured by surety bonds and the assignment of payment streams from pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	September 30, 2006	December 31, 2005
Borrowings under FHLB lines of credit	$1,279,242	$1,775,583
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.88%	25,773	26,393
Due June 2027 at 10.20%	24,451	24,245
Due May 2030 at 9.34%	61,856	63,502
Due December 2031 at 9.00%	33,090	33,374
Due April 2033 at 5.32% (variable) Due October 2033 at 5.02% (variable)	6,302 30,928	6,357 30,928
Due June 2036 at 6.41% (variable)	77,320	—
Due June 2036 at 6.90% (variable)	77,320	—
Capital lease obligation	300	302
Other items	58	104

Total borrowings	$1,781,640	$2,125,788

The amount of junior subordinated debentures owed to unconsolidated subsidiary trusts represent the par value adjusted for any unamortized discount.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Securities available for sale:
Unrealized securities gains (losses) arising during period	$60,515	$(23,592)	$210	$(35,232)
Reclassification adjustment for (gains) losses included in income	(18)	(147)	67	(2,109)

	60,497	(23,739)	277	(37,341)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	(3,641)	252	(712)	127

Minimum pension liability and other	9	—	9	(1,009)

Other comprehensive income (loss) before income taxes	56,865	(23,487)	(426)	(38,223)
Tax effect	(19,903)	8,223	149	13,407

Total other comprehensive income (loss)	$36,962	$(15,264)	$(277)	$(24,816)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended September 30, 2006 and 2005, 2,667 and 24 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive. For the nine months ended September 30, 2006 and 2005, 2,026 and 377 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Numerator:
Net income	$54,569	$50,345	$150,282	$128,850

Denominator:
Weighted-average common shares outstanding (basic)	108,564	107,236	108,455	106,443
Effect of non-vested restricted shares	97	15	82	11
Effect of stock options	684	1,180	768	1,166

Weighted-average common shares outstanding (diluted)	109,345	108,431	109,305	107,620

Earnings per share:
Basic	$0.50	$0.47	$1.39	$1.21
Diluted	0.50	0.46	1.37	1.20

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of September 30, 2006, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

During the second quarter of 2006, Sky Financial issued $150,000 of trust preferred securities in advance of the fourth quarter acquisition of Union Federal Bank. The issuance of these securities increased Sky Financial’s tier 1 capital ratio at September 30, 2006 compared to December 31, 2005. The capital ratios will decline in the fourth quarter with the completion of the Waterfield Mortgage Corporation acquisition. Sky Financial will continue to exceed all regulatory guidelines for well capitalized institutions.

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
September 30, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,700,554	13.2%	$1,029,997	8.0%	$1,287,496	10.0%
Sky Bank	1,470,233	11.7	1,006,944	8.0	1,258,680	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,430,722	11.1%	$514,998	4.0%	$772,498	6.0%
Sky Bank	1,256,001	10.0	503,472	4.0	755,208	6.0

Tier 1 capital to average assets
Sky Financial	$1,430,722	9.3%	$613,159	4.0%	$766,448	5.0%
Sky Bank	1,256,001	8.3	607,890	4.0	759,862	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2005	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,461,147	11.5%	$1,013,831	8.0%	$1,267,289	10.0%
Sky Bank	1,376,814	11.2	987,953	8.0	1,234,942	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,181,251	9.3%	$506,916	4.0%	$760,374	6.0%
Sky Bank	1,160,318	9.4	493,977	4.0	740,965	6.0

Tier 1 capital to average assets
Sky Financial	$1,181,251	8.0%	$593,486	4.0%	$741,857	5.0%
Sky Bank	1,160,318	7.9	587,832	4.0	734,790	5.0

11. Goodwill and Intangible Assets

Goodwill at September 30, 2006 and December 31, 2005 was $524,239 and $521,862 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2006 and determined that goodwill was not impaired.

Net other intangible assets at September 30, 2006 and December 31, 2005 were $56,067 and $67,077, respectively. These assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized in accordance with Sky Financial’s accounting policies. Amortization expense on finite–lived intangible assets is expected to be $14,601, $13,450, $12,299, $10,000 and $8,390 in 2006, 2007, 2008, 2009, and 2010 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three and nine months ended September 30, 2006 and 2005 is included in the following tables:

Three months ended September 30, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$137,213	$152	$(5,386)	$131,979
Provision for credit losses	9,445	—	—	9,445

Net interest income (loss) after provision	127,768	152	(5,386)	122,534
Non-interest income	37,176	19,570	4,187	60,933
Non-interest expense	83,054	15,753	3,057	101,864

Income before income taxes	81,890	3,969	(4,256)	81,603
Income taxes	27,766	1,751	(2,483)	27,034

Net income	$54,124	$2,218	$(1,773)	$54,569

Goodwill at July 1, 2006	$462,251	$61,893	$—	$524,144
Net activity	85	10	—	95

Goodwill at September 30, 2006	$462,336	$61,903	$—	$524,239

Average assets	$15,605,813	$103,114	$93,876	$15,802,803
Depreciation and amortization	7,971	412	93	8,476

Three months ended September 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$132,353	$108	$(2,042)	$130,419
Provision for credit losses	8,725	—	—	8,725

Net interest income after provision	123,628	108	(2,042)	121,694
Non-interest income	34,184	18,085	(79)	52,190
Non-interest expense	82,377	14,172	891	97,440

Income before income taxes	75,435	4,021	(3,012)	76,444
Income taxes	25,884	1,742	(1,527)	26,099

Net income	$49,551	$2,279	$(1,485)	$50,345

Goodwill at July 1, 2005	$457,891	$47,453	$—	$505,344
Net activity	4,860	4,766	—	9,626

Goodwill at September 30, 2005	$462,751	$52,219	$—	$514,970

Average assets	$14,988,159	$87,720	$121,625	$15,197,504
Depreciation and amortization	8,206	152	344	8,702

Nine months ended September 30, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$409,188	$343	$(11,496)	$398,035
Provision for credit losses	26,075	—	—	26,075

Net interest income (loss) after provision	383,113	343	(11,496)	371,960
Non-interest income	104,908	64,119	(5,480)	163,547
Non-interest expense	258,332	48,799	2,832	309,963

Income before income taxes	229,689	15,663	(19,808)	225,544
Income taxes	77,119	6,726	(8,583)	75,262

Net income	$152,570	$8,937	$(11,225)	$150,282

Goodwill at January 1, 2006	$461,571	$60,291	$—	$521,862
Net activity	765	1,612	—	2,377

Goodwill at September 30, 2006	$462,336	$61,903	$—	$524,239

Average assets	$15,518,118	$103,358	$98,540	$15,720,016
Depreciation and amortization	24,007	1,246	464	25,717

Nine months ended September 30, 2005	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$387,688	$293	$(5,555)	$382,426
Provision for credit losses	45,442	—	—	45,442

Net interest income (loss) after provision	342,246	293	(5,555)	336,984
Non-interest income	97,267	56,975	936	155,178
Non-interest expense	250,271	42,940	5,722	298,933

Income before income taxes	189,242	14,328	(10,341)	193,229
Income taxes	63,798	6,000	(5,419)	64,379

Net income	$125,444	$8,328	$(4,922)	$128,850

Goodwill at January 1, 2005	$428,502	$46,756	$—	$475,258
Net activity	34,249	5,463	—	39,712

Goodwill at September 30, 2005	$462,751	$52,219	$—	$514,970

Average assets	$14,871,513	$85,637	$116,924	$15,074,074
Depreciation and amortization	25,292	525	1,069	26,886

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

The derivative instruments and hedging relationships below, have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded as derivative gains (losses) on swaps as a component of non-interest income.

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

The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income in the second quarter of 2006 of $9,930 ($6,603 after tax), which is included in derivative gains (losses) on swaps in the Consolidated Statements of Income.

During the third quarter of 2006, Sky Financial redesignated the affected derivatives related to the convertible advances from the Federal Home Loan Bank of Cincinnati as hedges using the long-haul method of hedge accounting. The swaps related to the junior subordinated debentures owed to unconsolidated subsidiary trust were not redesignated as hedges and Sky Financial terminated the swaps. The breakage of these instruments with a total notional value of $108,600 during the third quarter resulted in a gain of $3,228 ($2,098 after tax) recorded as derivative gains on swaps.

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $45,000 of advances from the Federal Home Loan Bank of Cincinnati (FHLB) and $140,000 of convertible advances from the FHLB to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At September 30, 2006, Sky Financial had $18,278 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities and call options identical to the commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. The hedging arrangements of the advances from the FHLB and the long-term fixed rate commercial loans are considered highly effective and changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items and, as a result, the changes in the fair value do not result in an impact on net income. The swap arrangements of the convertible advances from the FHLB were redesignated as hedges at the beginning of the third quarter of 2006 and are being tested on a quarterly basis for effectiveness using the long-haul method of accounting. The use of the long-haul method will result in a measure of ineffectiveness for these hedges that will be included in income. During the third quarter of 2006, Sky Financial recorded income of $527 related to the ineffectiveness of the swaps of the convertible advances from the FHLB.

Cash Flow Hedges

In the first quarter of 2006, Sky Financial entered into two interest rate swaps that fix the rate on $150,000 of variable rate borrowings on junior subordinated debentures owed to unconsolidated subsidiary trusts. As part of its financing of the fourth quarter acquisition of Union Federal Bank, Sky Financial borrowed $150,000 under junior subordinated debentures in the second quarter. Under the terms of the arrangement, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. The swaps are tested for effectiveness at inception and on a quarterly basis using the long-haul method. The effective portion of the change in the swap’s fair value will be recorded in other comprehensive income, net of tax.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. The changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $164 in both the first nine months of 2006 and 2005. No deferred gains or losses in accumulated other comprehensive income at September 30, 2006 are expected to be reclassified to income from continuing operations in 2006.

The following table presents the contract/notional and fair value amounts of all derivative transactions at September 30, 2006 and December 31, 2005:

	Notional Amount	Fair Value
At September 30, 2006
Designated hedging instruments
Fair value hedges	$203,278	$(4,244)
Cash flow hedges	150,000	(559)
Interest rate caps	48,600	98

Total derivative hedging instruments	$401,878	$(4,705)

At December 31, 2005
Designated hedging instruments
Fair value hedges	$362,415	$(2,981)
Interest rate caps	48,600	168

Total derivative hedging instruments	$411,015	$(2,813)

Interest Rate Swaps on Behalf of Clients

Sky Financial has entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At September 30, 2006 and December 31, 2005, Sky Financial had $107,052 and $65,138, respectively, of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in the first nine months of 2006 and 2005 related to these swaps.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the nine months ended September 30, 2006:

	Employee Severance and Termination	Conversion Costs	Lease/ Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2006	$947	$42	$1,188	$132	$2,309

Accruals charged to expense	58	930		497	1,485
Accruals from purchase accounting	27				27

Cash payments and other adjustments	(701)	(949)	(441)	(627)	(2,718)

Balance as of September 30, 2006	$331	$23	$747	$2	$1,103

During the first nine months of 2006, Sky Financial recorded $1,485 ($965 after tax) of merger, integration and restructuring expense, of which $941 ($611 after tax) was recorded in the third quarter related to the fourth quarter 2006 acquisition of Union Federal Bank, $364 ($237 after tax) was recorded in the second quarter related to Union Federal and $180 ($117 after tax) was recorded in the first quarter related to Union Federal and additional costs related to the fourth quarter 2005 acquisition of Falls Bank.

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

A schedule of significant commitments at September 30, 2006 follows:

Commitments to extend credit	$3,569,109
Standby letters of credit	296,084
Letters of credit	2,465

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share data)

Completed Acquisition

On October 17, 2006, Sky Financial completed its acquisition of Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added approximately $2.2 billion in assets. The aggregate purchase price was approximately $342,000 including direct acquisition costs of approximately $20,500. Shareholders of Waterfield received $80.07 in cash plus 4.38 shares of Sky Financial common stock for each Waterfield share. The acquisition of Union Federal Bank expands Sky Financial’s Indiana presence into the growing Indianapolis market with the addition of 42 branches in this area. In addition, Sky Financial expects the addition of Union Federal Bank operations to be neutral to Sky Financial’s EPS results of operations for the fourth quarter, excluding expected one-time acquisition charges of approximately $.05 to $.06 per diluted share.

Three Months Ended September 30, 2006 and 2005

Overview

Net income for the third quarter of 2006 was $54,569 or $0.50 per diluted share, up from $50,345 or $0.46 per diluted share in the third quarter of 2005. Sky Financial’s results for the third quarter 2006 included gains of $3,228 ($2,098 after tax) or $0.02 per diluted share related to gains on the breakage of certain derivative instruments.

For the third quarter of 2006, net interest income increased $1,560 over the third quarter 2005, mainly due to the growth in interest-earning assets attributable to organic growth and acquisitions. A 10 basis point decline in the net interest margin that was due to a difficult interest rate environment mostly offset the higher interest-earning assets. The provision for credit losses increased $720, primarily the result of an increase in total loans and higher charge-offs during the quarter. The third quarter of 2006 charge-offs and provision were in-line with Sky Financial’s expectations. Non-interest income increased $8,743 in the third quarter of 2006 over the third quarter 2005 as a result of gains on the breakage of certain derivative instruments and the growth in fee based businesses. The major components of this increase in non-interest income included a $1,915 increase in service charges and fees on deposit accounts, a $1,260 increase in brokerage and insurance commissions and a $3,172 increase in other income. Non-interest expenses increased in the third quarter of 2006 by $4,424 primarily as a result of higher employee costs, occupancy expenses and merger, integration and restructuring expenses.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the third quarter ended September 30, 2006 and 2005 are summarized in the table below.

	Net Income (Loss)
Quarter Ended September 30,	2006	2005
Community Banking	$54,124	$49,551
Financial Services Affiliates	2,218	2,279
Parent and Other	(1,773)	(1,485)

Consolidated Total	$54,569	$50,345

The higher community banking net income in the third quarter of 2006 as compared to the same period of the previous year is mainly due to higher net interest income and non-interest income due to the impact of acquisitions and organic growth. Higher average earning assets contributed to a 3.7% increase in net interest income. The increase in net interest income from higher average earning assets was partially offset by a decreased net interest margin as a result of a difficult interest rate environment. In addition, these increases were partially offset by a higher provision for credit losses in 2006 than in the previous year as well as higher non-interest expenses. The higher non-interest income over 2005 was mainly due to increases in service charges and fees on deposit accounts. These increases were partially offset by lower mortgage banking income. Non-interest expenses increased 0.8% over the third quarter of 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of a higher number of full-time equivalent employees due to the acquisitions in 2005 and the addition of seven new financial centers over the past twelve months, mostly offset by continued focus on controlling operating expenses and a state franchise tax benefit. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 47.42% for the third quarter of 2006 compared to 49.21% in the third quarter of 2005. The 2006 community banking results reflect a ROE of 13.55% and a ROA of 1.38% compared to 13.05% and 1.31%, respectively, in the third quarter of 2005.

The financial service affiliates’ net income decreased slightly as compared to 2005 primarily the result of higher expenses related to salaries and employee benefits, mostly offset by higher brokerage and insurance commissions and trust services income.

Parent and other include the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year third quarter relate primarily to the higher interest expenses retained by the parent and higher employee expenses during the quarter, mostly offset by the gains on the breakage of the derivative instruments during the quarter. The higher interest costs retained by the parent relates primarily to the advanced issuance of $150,000 of trust preferred securities to fund the Union Federal Bank acquisition in the fourth quarter of 2006.

Net Interest Income

Net interest income for the third quarter of 2006 was $131,979, an increase of $1,560 or 1.2% from $130,419 in the third quarter of 2005. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 4.0% from the third quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 4.4% over 2005’s volume during the same quarter, with organic growth contributing 4.0% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended September 30, 2006 and 2005 was 3.65% and 3.75%, respectively. The decrease in the net interest margin performance was primarily the result of funding costs increasing greater than earning asset yields. In 2006, funding costs have risen due to rising rates, a migration in deposits to higher cost products and the advanced issuance of trust preferred securities to fund the Union Federal Bank acquisition.

The following table reflects the components of Sky Financial’s net interest income for the three months ended September 30, 2006 and 2005. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$12,951	$169	5.18%	$30,680	$137	1.77%
Federal funds sold	533	7	5.17	1,033	8	3.07
Securities	3,152,411	37,337	4.70	3,042,872	33,950	4.43
Loans and loans held for sale	11,281,393	217,387	7.64	10,819,022	179,128	6.57

Total interest-earning assets	14,447,288	254,900	7.00	13,893,607	213,223	6.09

Noninterest-earning assets	1,355,515			1,303,897

Total assets	$15,802,803			$15,197,504

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$387,747	2,209	2.26	$396,486	1,478	1.48
Savings deposits	3,327,138	18,370	2.19	3,655,539	12,294	1.33
Time deposits	5,858,778	65,348	4.43	5,031,123	41,470	3.27

Total interest-bearing deposits	9,573,663	85,927	3.56	9,083,148	55,242	2.41
Short-term borrowings	869,381	10,140	4.63	794,554	6,488	3.24
Junior Subordinated Debentures	338,275	6,616	7.76	189,509	3,138	6.57
Debt and FHLB advances	1,581,996	19,472	4.88	1,791,472	17,071	3.78

Total interest-bearing liabilities	12,363,315	122,155	3.92	11,858,683	81,939	2.74

Noninterest-bearing liabilities	1,833,996			1,826,040
Shareholders’ equity	1,605,492			1,512,781

Total liabilities and equity	$15,802,803			$15,197,504

Net interest income (tax equivalent basis)		$132,745			$131,284

Net interest rate spread (tax equivalent basis)			3.08%			3.35%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.65%			3.75%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $720 or 8.3% to $9,445 in the third quarter of 2006 compared to $8,725 in the third quarter of 2005. Net charge-offs were $9,890 or 0.35% (annualized) of average loans during the three months ended September 30, 2006, compared to $7,997 or 0.29% (annualized) for the same period in 2005. The third quarter of 2006 provision and charge-offs were indicative of Sky Financial’s historical trend and in-line with expectation for the full year.

	September 30, 2006	December 31, 2005	September 30, 2005
Allowance for loan losses as a percentage of loans	1.28%	1.30%	1.41%
Allowance for loan losses as a percentage of non-performing loans	113.34%	120.88%	121.11%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $15,437 of non-performing loans backed by sureties.

Non-Interest Income

Non-interest income for the third quarter of 2006 was $60,933, an increase of $8,743 or 16.8% from $52,190 for the third quarter of 2005. The change in non-interest income reflects a gain on the breakage of certain derivative instruments, discussed further below, in addition to the growth from acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses.

Non-interest income growth was most significant in service charges and fees on deposit accounts which recorded revenues of $16,701 during the third quarter of 2006, an increase of $1,915 or 13.0% from the same period in 2005. The increased revenue was primarily the result of higher volumes in deposit accounts, continued growth in transaction accounts and fee increases on certain types of accounts. For the third quarter of 2006, brokerage and insurance commissions were up $1,260 or 9.1% from the same period in 2005 due to acquisitions in late 2005 and early 2006. Trust services income for the third quarter of 2006 was $5,835, up $237 or 4.2% over the third quarter of 2005, primarily from organic growth. The assets under trust management have grown to $5.0 billion at September 30, 2006 from $4.7 billion at September 30, 2005. Other income increased $3,172 or 31.5% over the third quarter of 2005 due to a $1.2 million gain on the early extinguishment of debt, higher debit card fees and higher gains on the sales of loans.

During the third quarter of 2006, Sky Financial terminated the interest rate swaps related to the junior subordinated debentures owed to unconsolidated subsidiary trust as these swaps were not being accounted for as hedges. The breakage of these instruments with a total notional value of $108,600 during the third quarter resulted in a gain of $3,228 ($2,098 after tax) recorded as derivative gains on swaps.

Mortgage banking income was $6,240 during the third quarter of 2006, a decrease of $1,441 or 18.8%. This decrease was mainly due to lower origination and sales revenue and lower recapture of impairment, partially offset by lower amortization compared to the third quarter of 2005. The components of mortgage banking income for the third quarter of 2006 and 2005 are as follows:

	September 30, 2006	September 30, 2005
Origination and sales revenue	$4,794	$6,449
Mortgage loan servicing income	3,872	3,841
Amortization expense	(2,421)	(3,684)
Impairment (charges) recoveries	(5)	1,075

Total	$6,240	$7,681

Non-Interest Expense

Non-interest expense for the third quarter of 2006 was $101,864, an increase of $4,424 or 4.5%, from $97,440 reported for the same quarter of 2005. Salary and other employee costs were $57,593, up $4,473 or 8.4% as compared to the third quarter of 2005 mainly due to increases in employee compensation, higher costs of group health benefits and an increase of approximately 23 full-time equivalent employees compared to the third quarter of 2005. The increased number of employees is mainly due to additional employees from the acquisitions of Falls Bank in the fourth quarter 2005 and two insurance agencies in the fourth quarter of 2005. Occupancy and equipment costs were $17,364, up $610 or 3.6% compared to the same period of 2005, mainly due to the addition of seven new financial centers over the last twelve months. Other operating expenses were $22,238, down $1,392 or 5.9% as compared to the third quarter of 2005, mainly due to a $2,355 state franchise tax benefit recorded in the third quarter of 2006. Amortization expense decreased $86 or 2.3% from the third quarter of 2005. Merger, integration and restructuring charges of $941 were recognized in the third quarter of 2006 related to the fourth quarter 2006 acquisition of Union Federal Bank. Charges of $122 were recognized in the third quarter of 2005 related to the acquisition of Falls Bank in the fourth quarter of 2005. The efficiency ratio was 52.59% for the third quarter of 2006, down from 53.11% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and retrospectively adjusted the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed.

Nine Months Ended September 30, 2006 and 2005

Overview

Net income for the first nine months of 2006 was $150,282 or $1.37 per diluted share, up from $128,850 or $1.20 per diluted share in the first nine months of 2005. Sky Financial’s results for the first nine months of 2006 benefited from lower credit losses, which totaled $26,075 compared to $45,442 in the first nine months of 2005. The first nine months of 2006 also benefited from strong performance from fee-based businesses, partially offset by net losses on derivative instruments and disciplined net interest margin management, although a difficult interest rate environment in the third quarter compressed net interest spreads. .

For the first nine months of 2006, net interest income increased $15,609 over the first nine months of 2005, mainly due to the growth in assets attributable to organic growth and acquisitions as the net interest margin was 3.72% in the nine months of 2006 and 2005. The provision for credit losses decreased $19,367, primarily due to higher net charge-offs in the first nine months of 2005. The higher net charge-offs in 2005 were primarily from two large commercial credits and the sale of a group of non-performing consumer loans. Non-interest income increased $8,369 in the first nine months of 2006 from the first nine months of 2005 as a result of increases from acquisitions throughout 2005 and into the first quarter of 2006 and the growth of fee-based businesses. Partially offsetting these increases were net derivative losses which included revised accounting recorded in the second quarter and a decrease in mortgage banking income. The major components of this increase in non-interest income included a $6,174 increase in brokerage and insurance commissions and a $4,235 increase in service charges and fees on deposit accounts. Non-interest expenses increased for the first nine months of 2006 by $11,030 over the first nine months of 2005 mainly due to higher stock-based compensation expense for retirement eligible employees, higher costs of group health benefits and an increase in the number of full-time equivalent employees compared to the first nine months of 2005, primarily from acquisitions in 2005.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the nine months ended September 30, 2006 and 2005 are summarized in the table below.

	Net Income (Loss)
Nine Months Ended September 30,	2006	2005
Community Banking	$152,570	$125,444
Financial Services Affiliates	8,937	8,328
Parent and Other	(11,225)	(4,922)

Consolidated Total	$150,282	$128,850

The higher community banking net income in the first nine months of 2006 as compared to the same period of the previous year is mainly due to the lower credit losses in the current year and the impact of acquisitions and organic growth. The benefits from higher average earning assets and disciplined net interest margin management contributed to a 5.5% increase in net interest income. The higher non-interest income over 2005 was primarily the result from increases in service charges and fees on deposit accounts, partially offset by lower mortgage banking income and a decrease in gains on sales of securities. Non-interest expenses increased 3.2% over the first nine months of 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of higher stock-based compensation expense and a higher number of full-time equivalent employees due to the acquisitions in 2005. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 50.03% for the first nine months of 2006 compared to 51.34% in the first nine months of 2005. The 2006 community banking results reflect a ROE of 13.05% and a ROA of 1.31% compared to 11.48% and 1.13%, respectively, in the first nine months of 2005.

The financial service affiliates’ net income increased as compared to 2005 from acquisitions and growth in brokerage and insurance commissions and trust services.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year period relate primarily to higher interest expenses retained by the parent, higher expenses related to stock compensation and net derivative losses on swaps which included revised accounting recorded in the second quarter. The higher interest costs retained by the parent relates primarily to the advanced issuance of $150,000 of trust preferred securities to fund the Union Federal Bank Acquisition in the fourth quarter of 2006.

Net Interest Income

Net interest income for the first nine months of 2006 was $398,035, an increase of $15,609 or 4.1% from $382,426 for the first nine months of 2005. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 3.9% from the first nine months of 2005 from a combination of organic growth and acquisitions. Average loans for the period increased 4.6% over 2005’s volume during the same period. Sky Financial’s net interest margin for the nine months ended September 30, 2006 and 2005 was 3.72% for both periods. The net interest margin for 2006 reflected a difficult interest rate environment, primarily in the third quarter, which was partially offset by disciplined spread management and interest rate risk management practices. In addition, the margin in the first nine months of 2006 benefited from interest collected on certain non-accrual loans that increased the margin by approximately 1 basis point.

The following table reflects the components of Sky Financial’s net interest income for the nine months ended September 30, 2006 and 2005. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances. Certain amounts from prior year have been reclassified to conform to current year presentation.

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits in banks	$13,514	$559	5.53%	$34,429	$471	1.83%
Federal funds sold	2,090	73	4.68	1,403	17	1.62
Securities	3,136,041	112,088	4.78	3,058,160	101,736	4.45
Loans and loans held for sale	11,217,949	620, 890	7.40	10,730,126	507,250	6.32

Total interest-earning assets	14,369,594	733,610	6.82	13,824,118	609,474	5.89

Noninterest-earning assets	1,350,422			1,249,956

Total assets	$15,720,016			$15,074,074

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$363,478	5,452	2.01	$366,804	3,741	1.36
Savings deposits	3,352,362	48,534	1.94	3,761,892	32,990	1.17
Time deposits	5,625,461	172,981	4.11	4,818,003	111,481	3.09

Total interest-bearing deposits	9,341,301	226,967	3.25	8,946,699	148,212	2.11
Short-term borrowings	934,044	30,446	4.36	867,071	19,134	2.95
Junior Subordinated Debentures	259,613	15,172	7.81	189,678	8,809	6.21
Debt and FHLB advances	1,764,904	60,704	4.60	1,834,531	48,400	3.53

Total interest-bearing liabilities	12,299,862	333,289	3.62	11,837,979	224,555	2.53

Noninterest-bearing liabilities	1,833,522			1,764,210
Shareholders’ equity	1,586,632			1,471,885

Total liabilities and equity	$15,720,016			$15,074,074

Net interest income (tax equivalent basis)		$400,321			$384,919

Net interest rate spread (tax equivalent basis)			3.20%			3.36%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.72%			3.72%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses decreased $19,367 or 42.6% to $26,075 in the first nine months of 2006 compared to $45,442 in the first nine months of 2005. The higher provision for credit losses in the first nine months of 2005 was due to higher net charge-offs in the first quarter, primarily from two large commercial credits and the sale of a group of non-performing consumer loans which totaled $15,700. Net charge-offs were $26,191 or 0.31% (annualized) of average loans during the nine months ended September 30, 2006, compared to $45,562 or 0.57% (annualized) for the same period in 2005. Sky Financial expects credit losses for the remainder of 2006 to remain below .35% (annualized), generally consistent with those achieved during the first nine months as a result of the improved credit risk profile achieved over the last year.

Non-Interest Income

Non-interest income for the first nine months of 2006 was $163,547, an increase of $8,369 or 5.4% from $155,178 for the first nine months of 2005. The change in non-interest income reflects the growth from acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses. These increases were partially offset by net losses on derivatives which included a charge for revised accounting for derivatives recorded in the second quarter of 2006 and gains from the breakage of certain derivative instruments in the third quarter of 2006.

During the second quarter 2006, Sky Financial identified and corrected immaterial accounting errors related to certain derivative hedging relationships. The misstatements related to Sky Financials’ interpretation and application of the “shortcut” method of hedge accounting under Statement No. 133. Sky Financial determined that these hedges did not qualify for hedge accounting using the “shortcut” method. As a result, changes in the market value of the derivatives should have been recorded through non-interest income with no corresponding offset to the hedged item. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior quarterly and annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of these errors. The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income in the second quarter of 2006 of $9,930 ($6,603 after tax), which is included in derivative gains (losses) on swaps in the Consolidated Statements of Income.

During the third quarter of 2006, Sky Financial redesignated the affected derivatives related to the convertible advances from the Federal Home Loan Bank of Cincinnati as hedges using the long-haul method of hedge accounting. The swaps related to the junior subordinated debentures owed to unconsolidated subsidiary trust were not redesignated as hedges and Sky Financial terminated the swaps. The breakage of these instruments with a total notional value of $108,600 during the third quarter resulted in a gain of $3,228 ($2,098 after tax) recorded as derivative gains on swaps.

Non-interest income growth was most significant in brokerage and insurance commissions, which recorded revenues of $50,828 during the first nine months of 2006, an increase of $6,174 or 13.8% from the same period in 2005. The increased revenues were primarily due to acquisitions in late 2005 and early 2006. Service charges and fees on deposit accounts for the first nine months of 2006 were $45,226, up $4,235 or 10.3% from the first nine months of 2005 primarily due to deposit growth from acquisitions and organic growth and fee increases on certain products and services. Trust services income for the first nine months of 2006 was $17,728, up $1,321 or 8.1% over the first nine month of 2005, primarily from acquisitions and organic growth. The assets under trust management have grown to $5.0 billion at September 30, 2006 from $4.7 billion at September 30, 2005. Other income increased $6,254 or 19.8% over the first nine months of 2005 due to gains totaling $2.2 million on the early extinguishment of debt, higher debit card fees and higher gains on the sales of loans.

Mortgage banking income was $18,321 during the first nine months of 2006, a decrease of $1,039 or 5.4%. This decrease was due primarily to lower origination and sales revenue and lower recapture of impairment charges, partially offset by lower amortization expenses. The components of mortgage banking income for the first nine months of 2006 and 2005 are as follows:

	September 30, 2006	September 30, 2005
Origination and sales revenue	$14,038	$17,648
Mortgage loan servicing income	11,675	11,424
Amortization expense	(7,374)	(10,694)
Impairment (charges) recoveries	(18)	982

Total	$18,321	$19,360

Non-Interest Expense

Non-interest expense for the first nine months of 2006 was $309,963, an increase of $11,030 or 3.7%, from $298,933 reported for the same period of 2005. Salary and other employee costs were $173,212, up $11,908 or 7.4% as compared to the first nine months of 2005 mainly due to higher stock-based compensation expense for retirement eligible employees as discussed further below, higher costs of group health benefits and an increase in employees over the prior year. The increased number of employees is mainly due to additional employees from the acquisitions of Falls Bank in the fourth quarter of 2005 and two insurance agencies in the fourth quarter of 2005. Occupancy and equipment costs were $52,141, up $948 or 1.9% compared to the same period of 2005 and other operating expenses were $71,712, down $2,593 or 3.5% as compared to the first nine months of 2005, primarily as a result of continued focus on controlling operating expenses and a $2,355 state tax benefit recorded in the third quarter of 2006. Amortization expense increased $435, or 4.0% from the first nine months of 2005 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $1,485 were recognized in the first nine months of 2006 related to the fourth quarter 2006 acquisition of Union Federal Bank and additional costs related to the fourth quarter 2005 acquisition of Falls Bank. Charges of $1,153 were recognized in the first nine months of 2005 related to the acquisitions of Falls Bank and Belmont Bancorp. Expenses were further impacted by the addition of seven new financial centers over the last twelve months. The efficiency ratio was 54.97% for the first nine months of 2006, down from 55.35% for the same period last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Sky Financial adopted FAS 123(R) in the fourth quarter of 2005 using the modified retrospective method for interim periods and retrospectively adjusted the first three quarters of 2005 for stock option expense using the pro forma expense originally disclosed. In the first quarter of 2006, shares of restricted stock and stock options were granted to directors, officers and employees under various restricted stock and stock option plans and, as required by FAS 123(R), the compensation costs for the awards granted after the adoption of FAS 123(R) to employee participants that were retirement eligible were recognized at the grant date. As a result, the first nine months of 2006 expense of $5,647 was higher than the $4,073 expensed in the first nine months of 2005 as this change in policy resulted in the acceleration of the expense for the awards issued to participants that were retirement eligible under the plans.

Income Taxes

The provision for income taxes for the first nine months of 2006 increased $10,883 to $75,262 from $64,379 for the same period in 2005 due to higher pretax income. The effective tax rate for the nine months ended September 30, 2006 was 33.4% as compared to 33.3% for the first nine months of 2005 and 33.4% for the full year of 2005.

Balance Sheet

At September 30, 2006, total assets were $15,920,631, an increase of $237,340 from December 31, 2005, due primarily to an increase in loans of $156,414, related to organic growth. This growth was largely financed by an increase in deposits.

Total deposits increased $640,748 due to organic growth, which allowed debt levels to decrease by $344,148 and securities sold under repurchase agreements and federal funds purchased to decline by $148,417.

Shareholders’ equity totaled $1,644,955 at September 30, 2006, increasing $91,078 from December 31, 2005. Common stock increased $11,289 due to stock option exercises, shares issued for an insurance agency acquisition and stock based compensation expense. Treasury stock decreased by $4,139, due primarily to shares issued for restricted stock during the first quarter of 2006. Net retained earnings (net income less cash dividends) at September 30, 2006 totaled $506,637 as compared to $430,710 at December 31, 2005. The increase is due to the net income for the period, less dividends paid. Accumulated other comprehensive loss increased by $277.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	September 30, 2006	December 31, 2005	September 30, 2005
Non-accrual loans	$127,279	$119,030	$126,131
Restructured loans	43	479	495

Total non-performing loans	127,322	119,509	126,626
Other real estate owned	13,992	17,476	14,700
Non-performing investments	—	—	10,299

Total non-performing assets	$141,314	$136,985	$151,625

Loans 90 days or more past due and still accruing interest	$17,207	$27,987	$24,424

Non-performing loans to total loans	1.13%	1.07%	1.16%
Non-performing assets to total loans plus other real estate owned	1.25	1.23	1.39
Allowance for loan losses to total non-performing loans	113.34	120.88	121.11
Loans 90 days or more past due and not on non-accrual to total loans	.15	.25	.22

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $112,802 and $140,220 at September 30, 2006 and December 31, 2005, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the nine months ended September 30, 2006, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $8,802. The amount actually collected and recorded, as interest income for these loans, was $2,020, which included $1,033 of interest from the collection of previously recorded non-accrual loans that were secured by pools of commercial leases.

Included in non–accrual loans are $15,437 at September 30, 2006 and $20,400 at December 31, 2005 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds. Sky Financial is engaged in litigation with the insurance companies to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its unpaid balance is probable.

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Balance of allowance at beginning of period	$144,601	$152,543	$144,461	$151,389

Loans charged-off:
Real estate	(4,309)	(3,331)	(12,271)	(15,803)
Commercial and agricultural	(3,759)	(2,394)	(11,060)	(22,949)
Installment and credit card	(3,834)	(4,943)	(10,596)	(14,266)
Other loans	(38)	(49)	(358)	(214)

Total loans charged-off	(11,940)	(10,717)	(34,285)	(53,232)

Recoveries
Real estate	493	275	1,570	1,774
Commercial and agricultural	252	1,047	697	1,702
Installment and credit card	1,259	1,331	5,532	3,931
Other loans	46	67	295	263

Total recoveries	2,050	2,720	8,094	7,670

Net loans charged-off	(9,890)	(7,997)	(26,191)	(45,562)
Provision for credit losses	9,445	8,725	26,075	45,442
Reserve of acquired institution		—		2,361
Transfer to allowance for unfunded commitments and letters of credit and other	154	80	(35)	(279)

Balance of allowance at end of period	$144,310	$153,351	$144,310	$153,351

Ratio of net charge-offs to average loans outstanding	0.35%	0.29%	0.31%	0.57%

At September 30, 2006 and December 31, 2005, an allowance for unfunded commitments and letters of credit of $522 and $279 was included in accrued interest payable and other liabilities.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31 2005
Specific:
Construction	$48	$—
Real estate	4,370	2,541
Commercial, financial and agricultural	5,465	5,122

Sub-total	9,883	7,663
General
Construction	7,163	5,605
Real estate	52,595	54,238
Commercial, financial and agricultural	43,592	43,922
Installment and credit card	19,771	21,846

Sub-total	123,121	125,611

Total allocated	133,004	133,274
Unallocated	11,306	11,187

Total	$144,310	$144,461

The following table gives the percent of loans in each category to total loans:

	September 30, 2006	December 31, 2005
Construction	10.3%	9.1%
Real estate	55.9	57.5
Commercial, financial and agricultural	27.7	27.1
Installment and credit card	6.1	6.3

Total	100.0%	100.0%

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of September 30, 2006, a total of $4,540,786 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

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

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At September 30, 2006, securities and other short term investments with maturities of one year or less totaled $37,347. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $665,818 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of September 30, 2006, the banking subsidiary had total credit availability with the FHLB of $2,046,093 of which it had outstanding borrowings of $1,279,243.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 25, 2007. As of September 30, 2006 and December 31, 2005, Sky Financial had no outstanding balances on the line of credit.

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

A schedule of significant commitments at September 30, 2006 follows:

Commitments to extend credit	$3,569,109
Standby letters of credit	296,084
Letters of credit	2,465

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $206,536 at September 30, 2006.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At September 30, 2006, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a positive 101.8% for six months and a negative 88.3% for one year. The six month position was within Sky Financial’s Asset/Liability Committee (ALCO) guidelines, while the one year position was slightly below the ALCO guidelines. Sky Financial expects to increase the one year position to be within the ALCO guidelines after the integration of Union Federal Bank. In addition, Sky Financial is following prudent interest rate risk strategies and managing its interest rate position in anticipation of future rate changes. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at September 30, 2006 and December 31, 2005. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 200 and 100 basis points and down 100 and 200 basis points.

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

	September 30, 2006	ALCO Max	Guidelines Min
Six Month	101.8%	125%	95%
Twelve Month	88.3%	125%	90%

The six month position was within Sky Financial’s ALCO guidelines, while the one year position was slightly below the ALCO guidelines. Sky Financial expects to increase the one year position to be within the ALCO guidelines after the integration of Union Federal Bank. In addition, Sky Financial is following prudent interest rate risk strategies and managing its interest rate position in anticipation of future rate changes.

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	September 30, 2006	December 31, 2005	ALCO Guidelines
One Year Net Interest
Income Change
+200 Basis points	2.3%	1.8%	(10.0)%
+100 Basis points	1.3	1.0	(5.0)
-100 Basis points	(1.9)	(2.0)	(5.0)
-200 Basis points	(5.9)	(5.8)	(10.0)
Economic Value of Equity
+200 Basis points	(13.0)	(11.3)	(15.0)
+100 Basis points	(6.2)	(5.2)	(10.0)
-100 Basis points	3.7	3.2	(10.0)
-200 Basis points	4.8	3.6	(15.0)

The projected volatility of net interest income and the economic value of equity at September 30, 2006 and December 31, 2005 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At September 30, 2006, the fair values of Sky Financial’s derivative arrangements aggregated $(4,705) on contracts with notional amounts of $401,878.

Item 4. Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of September 30, 2006, are effective.

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

American Home Mortgage Corp. v. Union Federal Bank

of Indianapolis, Case No. 06-CV-7864 (JGK) (RLE),

U.S. District Court for the Southern District of New York

Prior to its acquisition by Sky, Waterfield Mortgage Company, Incorporated (“Waterfield”) sold its mortgage banking business to American Home Mortgage Corp. (“American Home”). As part of the sale agreement, an escrow in the amount of $55 million was established and any purchase price adjustment associated with the sale of the mortgage banking business was to be deducted from the escrow. Waterfield and American Home were unable to reach agreement as to the purchase price adjustment, and American Home filed the captioned lawsuit against Waterfield’s subsidiary, Union Federal Bank, for breach of contract, negligent misrepresentation and declaratory and injunctive relief, and has made a claim for relief in excess of $29 million.

Sky completed its acquisition of Waterfield on October 17, 2006, and as a result, has become a party in interest in the litigation. Sky, in conjunction with the former shareholders of Waterfield to the extent of their respective interests in the escrow, have filed, inter alia, a motion to dismiss the action as well a motion to substitute the entity representing Waterfield shareholders in place of Union Federal Bank as the party in interest in the litigation.

After consultation with special counsel, Sky believes that it has substantial and meritorious defenses and that exposure, if any, should be absorbed by the escrow, and as such is not expected to have a material effect on the consolidated financial position or results of operations of Sky.

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

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 14 of Sky Financial’s Form 10-Q for September 30, 2006.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer

(32.2)*	Section 1350 Certification of Chief Financial Officer

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SKY FINANCIAL GROUP, INC.

/s/ Kevin T. Thompson
Kevin T. Thompson
Executive Vice President / Chief Financial Officer

DATE: October 27, 2006

SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)	Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 14 of Sky Financial’s Form 10-Q for September 30, 2006.

(31.1)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a - 14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)*	Section 1350 Certification of Chief Executive Officer

(32.2)*	Section 1350 Certification of Chief Financial Officer

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.