Form 10-K
period 2006-12-31
SKY FINANCIAL GROUP INC
filed 2007-02-23
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Yes  ☐  No  ☒

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter: $2,353,465,718.

The number of shares outstanding of the Registrant’s common stock, without par value was 117,517,372 at February 9, 2007.

PART I

Item 1. Business

Sky Financial Group, Inc. (Sky Financial) is a $17.7 billion financial holding company headquartered in Bowling Green, Ohio that owns one commercial bank primarily engaged in commercial and consumer banking business at over 330 financial centers and over 400 ATMs located in Ohio, western Pennsylvania, central Indiana, southern Michigan, and northern West Virginia. Sky Financial also operates businesses relating to insurance, trust and other related financial services.

    On December 20, 2006, Sky Financial Group and Huntington Bancshares Incorporated (Huntington) announced the signing of a definitive agreement to merge the two companies in a stock (90%) and cash (10%) transaction valued at approximately $3.6 billion. Under the terms of the agreement, Sky Financial Group shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial Group. The merger was unanimously approved by both companies’ boards of directors and is expected to close early in the 2007 third quarter, pending customary regulatory approvals, as well as the approval of Huntington’s and Sky Financial Group’s shareholders.

Since 2005, Sky Financial has completed the following acquisitions:

■

On November 15, 2006, Sky Financial acquired Wells River Bancorp, Inc. and its wholly-owned subsidiary Perpetual Savings Bank, a $71 million bank that operated three full-service branches in Columbiana County, Ohio.

■

On October 17, 2006, Sky Financial acquired Union Federal Bank of Indianapolis and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added approximately $2.3 billion in assets. Sky Financial also acquired Waterfield Insurance as a part of the transaction.

■	On September 30, 2006, Sky Financial acquired Lindig Benefits Consultants located in Worthington, Ohio.
■	On January 3, 2006, Sky Financial acquired the Peter B. Burke Agency, Inc. located in Pittsburgh, Pennsylvania.
■	On November 29, 2005, Sky Financial acquired Falls Bank, an $80 million bank that operated two full-service branches in the Akron, Ohio market.
■	On October 4, 2005, Sky Financial acquired Becker-McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio.
■	On August 1, 2005, Sky Financial acquired B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio.
■	On June 1, 2005, Sky Financial acquired Belmont Bancorp, a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank.

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

    Sky Financial’s market area is economically diverse, with a base of manufacturing, service, transportation and agriculture industries, and thus Sky Financial is not dependent upon any single industry or employer. Similarly, Sky Financial’s client base is diverse. The company and its subsidiaries are not dependent upon any single industry or upon any single client.

    Sky Financial’s strategic plan includes organically growing loans and deposits from a focused sales and service culture, increasing fee-based income, strengthening organizational synergies to manage operating costs, maintaining strong asset quality and acquiring financial institutions, branches and financial service businesses. Sky Financial has sought acquisition partners, which have experienced management, and possess either significant market presence or have potential for improved profitability through financial management, economies of scale and expanded services.

    There is significant competition among commercial banks in Sky Financial’s market area. As a result of the deregulation of the financial services industry, Sky Financial also competes with other providers of financial services such as savings and loan associations, credit unions, consumer finance companies, securities firms, insurance companies, insurance agencies, commercial finance and leasing companies, the mutual funds industry, full-service brokerage firms and discount brokerage firms. Some of the company’s competitors, including certain regional bank holding companies, which have made acquisitions in Sky Financial’s market area, have greater resources than those of Sky Financial, and as such, may have higher lending limits and may offer other services not available through the company’s bank and non-bank subsidiaries. The bank and non-bank subsidiaries compete on the basis of rates of interest charged on loans, the rates of interest paid for funds, the availability of services and the responsiveness to the needs of its clients.

    Sky Financial’s executive offices are located at 221 South Church Street, P.O. Box 428, Bowling Green, Ohio, and its telephone number is 419-327-6300.

The Bank Subsidiary

Sky Bank, headquartered in Salineville, Ohio, had total assets of $17.5 billion at December 31, 2006, and operates financial centers in Ohio, western Pennsylvania, southern Michigan, central Indiana and northern West Virginia. Sky Bank engages in commercial and consumer banking, including the acceptance of a variety of demand, savings and time deposits and the extension of commercial and consumer loans. Perpetual Savings Bank merged with Sky Bank on December 8, 2006, and Union Federal Bank of Indianapolis was merged into Sky Bank on November 3, 2006.

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

Supervision and Regulation

Introduction

Sky Financial, its banking subsidiary and many of its non-banking subsidiaries, are subject to extensive regulation by federal and state agencies. The regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, federal deposit insurance funds and the banking system as a whole and not for the protection of security holders. Although Sky Financial is recognized as a financial holding company, most regulations pertaining to bank holding companies also apply to it. As discussed in more detail below, this regulatory environment, among other things, may restrict Sky Financial’s ability to diversify into certain areas of financial services, acquire depository institutions in certain states and pay dividends on its capital stock. It may also require Sky Financial to provide financial support to its banking subsidiary, maintain capital balances in excess of those desired by management and pay higher deposit insurance premiums as a result of the deterioration in the financial condition of depository institutions in general.

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

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock and service its debt is from dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2006, $179,388 was available for distribution to Sky Financial as dividends without prior regulatory approval.

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

- Common equity

-   Perpetual preferred stock not meeting the Tier 1 definition

-   Qualifying mandatory convertible securities

-   Qualifying subordinated debt

-   Allowances for loan and lease losses, subject to limitations

-   Recourse obligation on sold loan portfolios

- Qualifying unsecured subordinated debt
- Retained earnings
- Qualifying non-cumulative perpetual
preferred stock
- A limited amount of qualifying
cumulative perpetual stock at the
holding company level
- Minority interests in equity accounts of
consolidated subsidiaries
- Less goodwill, most intangible assets and certain other assets

Sky Financial, like other bank holding companies, currently is required to maintain Tier 1 capital and “total capital” (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4% and 8%, respectively, of its total risk-weighted assets (including various off-balance-sheet items, such as standby letters of credit). For a holding company to be considered “well capitalized” for regulatory purposes it’s Tier 1 and total capital ratios must be 6% and 10% on a risk-adjusted basis, respectively. At December 31, 2006, Sky Financial met both requirements, with Tier 1 and total capital equal to 10.0% and 12.0% of its respective total risk-weighted assets.

Federal Reserve Board, FDIC and state rules require Sky Financial to incorporate market and interest rate risk components into its risk-based capital standards. Under these market risk requirements, capital is allocated to support the amount of market risk related to a financial institution’s ongoing trading activities.

The Federal Reserve Board also requires bank holding companies to maintain a minimum “leverage ratio” (Tier 1 capital to adjusted total assets) of 3% if the holding company has the highest regulatory rating and meets other requirements, or of 3% plus an additional “cushion” of at least 100 to 200 basis points (one to two percentage points) if the holding company does not meet these requirements. Sky Financial’s leverage ratio at December 31, 2006 was 8.5%.

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

Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”), among other things, identifies five capital categories for insured depository institutions: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. It requires U.S. federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements based on these categories. The FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Unless a bank is well capitalized, it is subject to restrictions on its ability to offer brokered deposits and on other aspects of its operations. The FDICIA generally prohibits a bank from paying any dividend or making any capital distribution or paying any management fee to its holding company if the bank would thereafter be undercapitalized. An under-capitalized bank must develop a capital restoration plan, and its parent holding company must guarantee the bank’s compliance with the plan up to the lesser of 5% of the bank’s assets at the time it became undercapitalized and the amount needed to comply with the plan.

As of December 31, 2006, Sky Financial believes that its bank subsidiary was well capitalized, based on the prompt corrective action ratios and guidelines described above. A bank’s capital category is determined solely for the purpose of applying the prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s overall financial condition or prospects for other purposes.

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

Fiscal and Monetary Policies

Sky Financial’s business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. Sky Financial is particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the United States. Among the instruments of monetary policy available to the Federal Reserve are: (a) conducting open market operations in United States government securities; (b) changing the discount rates of borrowings of depository institutions; (c) imposing or changing reserve requirements against depository institutions’ deposits: and (d) imposing or changing reserve requirements against certain borrowing by banks and their affiliates. These methods are used in varying degrees and combinations to affect directly the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. For that reason alone, the policies of the Federal Reserve Board have a material effect on the earnings of Sky Financial.

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

Employees

As of December 31, 2006, Sky Financial and its subsidiaries had approximately 4,369 full-time equivalent employees. Sky Financial and its subsidiaries consider their employee relations to be good. None of the employees are covered by a collective bargaining agreement.

Available Information

Sky Financials’ Internet address is www.skyfi.com. We have made available free of charge on or through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that Sky Financial files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Sky Financial will provide a copy of any of the foregoing documents to stockholders upon request.

Certain Statistical Information Regarding Sky Financial

Certain financial and statistical information relative to Sky Financial as required under the SEC’s Industry Guide 3, “Statistical Disclosure By Bank Holding Companies,” and related discussion is incorporated by specific references from the indicated pages of this Form 10-K.

Pages
Financial Ratios	12
Net Interest Income; Average Balance Sheets and Related Yields and Rates; Volume and Rate Variance Analysis	16-18
Loan Portfolio; Under-Performing Assets	21-23
Provision and Allowance for Credit Losses	23-24
Securities	26-27
Deposits	27-28
Short-Term Borrowings	28

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

The earnings of banks and bank holding companies such as Sky Financial are affected by the policies of regulatory authorities, including the Federal Reserve Board, which regulates the money supply. Among the methods employed by the Federal Reserve Board are open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the Federal Reserve Board have had a significant affect on the operating results of commercial and savings banks in the past and are expected to continue to do so in the future.

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

We face competition both in originating loans and in attracting deposits. Competition in the financial services industry is intense. We compete for clients by offering excellent service and competitive rates on our loans and deposit products. The type of institutions we compete with include commercial banks, savings institutions, mortgage banking firms, credit unions, finance companies, mutual funds, insurance companies and brokerage and investment banking firms. As a result of their size and ability to achieve economies of scale, certain of our competitors offer a broader range of products and services than we offer. In addition, to stay competitive in our markets, we may need to adjust the interest rates on our products to match the rates offered by our competitors, which could adversely affect our net interest margin. As a result, our profitability depends upon our continued ability to successfully compete in our market areas while achieving our investment objectives.

Economy

Our business may be adversely affected by downturns in the local economies on which we depend.

Our loan portfolio is concentrated primarily in the northern and central Ohio regions, the southeast Michigan region, the central Indiana region, the western Pennsylvania region and the northern West Virginia region. Our profits depend on providing products and services to clients in these local regions. An increase in unemployment, a decrease in real estate values or continued increases in interest rates could weaken the local economies in which we operate. Weakness in our market area could depress our earnings and consequently our financial condition because:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Sky Financial’s executive offices are located in Bowling Green, Ohio. Sky Bank operates over 330 financial centers, of which substantially all are owned. Also, the information contained in Note 5 “Premises and Equipment” on page 48 of this Form 10-K is incorporated herein by reference in response to this item.

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

    On December 21, 2005, Sky Financial sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. On March 31, 2006, Sky Financial and IU settled in full its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans which were settled was $14.2 million, and the aggregate proceeds received by Sky Financial in the sale and the settlement was $14.9 million.

    With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky Financial has amended its complaint and is proceeding with pretrial discovery and motion practice in the MDL court in anticipation of trial.

    Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the remaining Surety. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds. While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of these pending legal proceedings will materially effect the consolidated financial position or results of operations of Sky Financial.

American Home Mortgage Corp. v. Union Federal Bank of Indianapolis, Case No. 06-CV-7864 (JGK) (RLE), U.S. District Court for the Southern District of New York

Prior to its acquisition by Sky Financial, Waterfield Mortgage Company, Incorporated (“Waterfield”) sold its mortgage banking business to American Home Mortgage Corp. (“American Home”). As part of the sale agreement, an escrow in the amount of $55 million was established and any purchase price adjustment associated with the sale of the mortgage banking business was to be deducted from the escrow. Waterfield and American Home were unable to reach agreement as to the purchase price adjustment, and American Home filed the captioned lawsuit against Waterfield’s subsidiary, Union Federal Bank of Indianapolis, for breach of contract, negligent misrepresentation and declaratory and injunctive relief, and has made a claim for relief in excess of $29 million.

    Sky Financial completed its acquisition of Waterfield on October 17, 2006, and as a result, has become a party in interest in the litigation. Sky Financial, in conjunction with the former shareholders of Waterfield to the extent of their respective interests in the escrow, have filed, inter alia, a motion to dismiss the action as well a motion to substitute the entity representing Waterfield shareholders in place of Union Federal Bank as the party in interest in the litigation.

    After consultation with special counsel, Sky Financial believes that it has substantial and meritorious defenses and that exposure, if any, should be absorbed by the escrow, and as such is not expected to have a material effect on the consolidated financial position or results of operations of Sky Financial.

Item 4. Submission of Matters to a Vote of Security Holders

None

Executive Officers of the Registrant

The following table sets forth the names and ages and business experience of each of the executive officers of Sky Financial. Each executive officer of Sky Financial is appointed by the Board of Directors on an annual basis and serves at the pleasure of the Board.

Executive Officer	Age	Position With Company or Subsidiary and Experience	Officer Since*

Marty E. Adams	54	Chairman, President and Chief Executive Officer of Sky Financial; formerly President and Chief Operating Officer of Sky Financial and President and Chief Executive Officer of Sky Bank.	1977

Frank J. Koch	53	Executive Vice President and Senior Credit Officer of Sky Financial, and Senior Credit Officer of Sky Bank.	1988

W. Granger Souder, Jr.	46	Executive Vice President, General Counsel and Secretary of Sky Financial and Secretary of Sky Bank.	1989

Gary M. Small	46	Corporate Executive Vice President for Community Banking; formerly Executive Vice President and Business Unit Coordinator for National City Bank.	2006

Les V. Starr	55	Executive Vice President/Operations and Information Technology; formerly Senior Vice President and Director/Information Technology for Michigan National Bank.	2002

Kevin T. Thompson	53	Executive Vice President and Chief Financial Officer of Sky Financial and Treasurer of Sky Bank.	1998

Caren L. Cantrell	51	Division Executive Vice President and Chief Operations Officer; formerly Senior Vice President of Operations and Information Technology at Commercial Federal Bank; formerly Division EVP/Financial Services Operations of Sky Bank.	2005

Zahid Afzal	44	Division Executive Vice President and Chief Technology Officer; formerly Senior Vice President and Chief Information Officer for Bank of America’s Consumer Banking Division.	2006

Perry C. Atwood	52	Senior Vice President, Director of Sales of Sky Financial; formerly Director of Sales of Sky Bank.	2000

Phillip C. Clinard	57	Senior Vice President/Change Management Officer of Sky Financial; formerly Senior Vice President of Mid Am Bank.	1975

Thomas A. Sciorilli	59	Chief Human Resources Officer of Sky Financial; formerly Senior Vice President/Human Resources and Administration of Penn National Insurance.	2001

Curtis E. Shepherd	40	Senior Vice President/Marketing and Product Development of Sky Financial; formerly Executive Vice President, Retail and Marketing of Sky Bank–Ohio Bank Region; formerly Senior Vice President of Marketing of Ohio Bank.	1997

Richard R. Hollington III	43	Regional President, Greater Cleveland Region; formerly Executive Vice President, Chief Executive Officer of Sky Trust and Corporate Director of Financial Services; formerly Senior Vice President/Integration Manager of Sky Financial.	1996

John S. Gulas	48	President and Chief Executive Officer of Sky Trust; formerly Executive Vice President with UMB Financial Corporation; formerly Regional Managing Director of First Union Corporation.	2005

*	Includes period in which executive officer was an officer of a subsidiary or acquired company.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and

Issuer Purchases of Equity Securities

The information contained in Note 2 on page 43 and Note 18 “Stock Options” on page 59 of this Form 10-K is incorporated herein by reference in response to this item. There were no repurchases of shares of Sky Financial stock during the fourth quarter of 2006.

Quarterly Common Stock Prices, Dividends and Yields

	High	Low	Book Value per Share	Dividends Declared per Share	Dividend Yield *
2006
Fourth quarter	$28.54	$24.17	$16.05	$0.25	3.97%
Third quarter	25.00	23.80	15.10	0.23	3.74
Second quarter	26.67	23.31	14.47	0.23	3.68
First quarter	28.48	25.44	14.41	0.23	3.46
2005
Fourth quarter	$29.87	$26.05	$14.35	$0.23	3.26%
Third quarter	29.20	27.38	14.12	0.22	3.10
Second quarter	29.06	25.45	13.97	0.22	3.19
First quarter	28.95	25.50	13.31	0.22	3.17

Stock Information at December 31, 2006
				Common Stock
Shares authorized					350,000,000
Shares issued					118,728,460
Treasury shares					1,750,191
Number of shareholders of record					20,104
Closing market price per share					$28.54
Book value per share					$16.08
Stock exchange					NASDAQ
Stock symbol					SKYF

* Calculated on average traded price for the quarter.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Dividend Restrictions

Sky Financial is a legal entity separate and distinct from its subsidiary bank and other subsidiaries. Its principal source of funds to pay dividends on its common stock and service its debt is from dividends from its subsidiaries, primarily Sky Bank. Various federal and state statutory provisions and regulations limit the amount of dividends that Sky Bank may pay without regulatory approval. Dividends payable by a state chartered bank are limited to the lesser of the bank’s undivided profits and the bank’s retained net income for the current year plus its retained net income for the preceding two years (less any required transfers to capital surplus) up to the date of any dividend declaration in the current calendar year. As of December 31, 2006, $179,388 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Item 6. Selected Financial Data

(Dollars and shares in thousands, except per share data)

December 31,	2006	2005	2004	2003	2002

Consolidated Statements of Income(1)
Interest income	$1,013,491	$830,224	$661,943	$594,063	$576,397
Interest expense	471,945	315,572	210,632	202,820	235,162
Net interest income	541,546	514,652	451,311	391,243	341,235
Provision for credit losses	36,854	52,249	37,660	34,125	37,659
Net interest income after provision for credit losses	504,692	426,403	413,651	357,118	303,576
Non-interest income	218,870	211,382	203,417	178,898	147,984
Non-interest expenses	438,555	400,047	356,524	307,186	253,700
Income from continuing operations before income taxes	285,007	273,738	260,544	228,830	197,860
Income taxes	94,669	91,547	85,344	76,150	65,712
Income from continuing operations	190,338	182,191	175,200	152,680	132,148
Income (loss) from discontinued operations (net of tax)(2)	–	372	19,155	3,937	(4,341)
Net income	190,338	182,563	194,355	156,617	127,807
Net income available to common shareholders	190,338	182,563	194,355	156,617	127,807
Per Common Share
Basic income from continuing operations	$1.73	$1.71	$1.76	$1.70	$1.58
Basic income (loss) from discontinued operations	–	0.00	0.19	0.05	(0.05)
Basic net income	1.73	1.71	1.95	1.75	1.53
Diluted income from continuing operations	1.72	1.69	1.74	1.69	1.57
Diluted income (loss) from discontinued operations	–	0.00	0.19	0.04	(0.05)
Diluted net income	1.72	1.69	1.93	1.73	1.52
Cash dividends declared	0.94	0.89	0.85	0.81	0.77
Book value at year end	16.08	14.35	13.77	10.80	9.54
Weighted average shares outstanding – basic	110,107	106,796	99,461	89,630	83,439
Weighted average shares outstanding – diluted	110,954	107,973	100,568	90,404	84,096
Consolidated Balance Sheets (Year End)
Total assets	$17,726,094	$15,683,291	$14,944,423	$12,946,978	$11,050,120
Securities available for sale	3,129,960	3,097,472	3,091,813	2,511,369	2,247,181
Loans held for sale	20,019	24,184	9,433	28,062	77,458
Loans	12,826,817	11,149,222	10,616,118	8,644,645	7,347,988
Allowance for credit losses	(172,990)	(144,461)	(151,389)	(124,943)	(106,675)
Deposits	13,220,653	10,755,676	10,351,591	8,515,533	7,617,472
Debt and FHLB advances	1,439,080	2,125,788	1,924,840	1,476,564	1,065,254
Total shareholders’ equity	1,880,648	1,553,877	1,470,955	998,576	832,433
Selected Financial Ratios
Return on average assets	1.18%	1.21%	1.43%	1.29%	1.29%
Return on average shareholders’ equity	11.56	12.27	15.75	17.23	17.67
Dividend payout ratio	54.77	52.08	43.64	46.59	50.43
Net interest margin, fully-taxable equivalent	3.69	3.73	3.69	3.70	3.90
Average loans to average deposits	100.26	101.32	99.56	96.46	93.53
Average equity to average assets	10.17	9.82	9.09	7.47	7.30
Allowance for credit losses to period-end loans	1.35	1.30	1.43	1.45	1.45
Allowance for credit losses to total non-performing loans	126.13	120.88	105.32	151.30	154.07
Non-performing loans to period-end loans	1.07	1.07	1.35	0.96	0.94
Net charge-offs to average loans	0.34	0.57	0.37	0.40	0.47

(1)	The results of operations and financial condition have been affected by the completed acquisitions discussed further in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
(2)	The results of operations for the years ended December 31, 2005, 2004, 2003 and 2002 are presented to reflect discontinued operations. See the Discontinued Operations caption in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Business Summary

Sky Financial is a diversified financial holding company with its headquarters located in Bowling Green, Ohio. Sky Financial operates over 330 financial centers and over 400 ATMs serving communities in Ohio, Pennsylvania, Michigan, Indiana and West Virginia. Sky Financial’s financial service affiliates include: Sky Bank, commercial and retail banking; Sky Trust, asset management services; and Sky Insurance, retail and commercial insurance agency services.

    Sky Financial has a specific strategic plan for delivering profitable growth. Sky Financial’s success is the result of five strategic priorities that guide decisions and focus corporate resources. These are: 1) Organic Growth; 2) Fee Income; 3) Organizational Synergies; 4) Asset Quality; and 5) Acquisitions.

    The primary source of Sky Financial’s revenue is net interest income from loans and deposits, and fee income. Full year average balance sheet growth was again strong in 2006. This growth was a direct result of Sky Financial’s acquisitions and organic growth strategy. The net interest margin for 2006 reflected a difficult interest rate environment, primarily in the second half of the year. In addition, the early fourth quarter acquisition of Union Federal, which had a lower net interest margin, also reduced the net interest margin in 2006. These declines were partially offset by disciplined spread management and interest rate risk management practices as well as the mid-fourth quarter balance sheet restructuring activities. While higher interest rates continued to limit Sky’s mortgage banking business, fee income rose overall due particularly to increases in service charges, brokerage and insurance commissions and trust services income.

Huntington Merger

On December 20, 2006, Sky Financial and Huntington Bancshares Incorporated (Huntington) announced the signing of a definitive agreement to merge the two companies in a stock (90%) and cash (10%) transaction valued at approximately $3.5 billion. Under the terms of the agreement, Sky Financial shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial.

    The merger was unanimously approved by both companies’ boards of directors and is expected to close early in the 2007 third quarter, pending customary regulatory approvals, as well as the approval of Huntington’s and Sky Financial’s shareholders.

Completed Acquisitions

On November 15, 2006, Sky Financial completed its acquisition of Wells River Bancorp, Inc. (Wells River) and its wholly-owned subsidiary, Perpetual Savings Bank, a $71.3 million bank that operates three full-service branches in Columbiana County. The aggregate purchase price was $10,992, including direct acquisition costs of $24. The acquisition of Wells River expands Sky Financial’s community banking business further in the eastern Ohio market. Wells River shareholders received approximately 178 shares of Sky Financial common stock and cash of $6,600.

    On October 17, 2006, Sky Financial completed its acquisition of Union Federal Bank of Indianapolis (Union Federal) and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added $2.3 billion in assets. Sky Financial also acquired Waterfield Insurance as part of the acquisition.

The aggregate purchase price was $332,195 including direct acquisition costs of $2,369. The acquisition of Union Federal expands Sky Financial’s Indiana presence into the growing Indianapolis market with the addition of 42 branches in this area. Waterfield Mortgage shareholders received approximately 7,467 shares of Sky Financial common stock and cash of $136,505.

    After the close of business on September 30, 2006, Sky Financial acquired Lindig Benefits Consultants located in Worthington, Ohio for 44 shares of Sky Financial common stock and $104 in cash.

    On January 3, 2006, Sky Financial acquired the Peter B. Burke Insurance Agency in Pittsburgh, Pennsylvania for 64 shares of Sky Financial common stock and $206 in cash.

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operated two full-service branches in the Akron, Ohio market. The aggregate purchase price was $12,273, including direct acquisition costs of $36. The acquisition of Falls Bank expanded Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348.

    On October 4, 2005, Sky Financial acquired Becker-

McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio. Becker-McDowell was acquired for 222 shares of Sky Financial common stock and $580 in cash. Steiner Insurance Agency was acquired for 111 shares of Sky Financial common stock and $288 in cash.

    On August 1, 2005, Sky acquired B.K.M.’s Benefit Design Agency of Ohio, Inc., located in Findlay, Ohio for 137 shares of Sky Financial common stock and $661 in cash.

    On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp, a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was $68,431, including direct acquisition costs of $37. Belmont had offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia. Belmont Bancorp shareholders received 1,765 shares of Sky Financial common stock and cash of $18,705.

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions. Sky Financial Solutions is reported as a discontinued operation. For the year ended December 31, 2005, Sky Financial recorded additional pre-tax gain of $572 for the adjustment of certain contingencies related to the sale. This gain was recorded as after-tax income from discontinued operations.

    The consolidated financial statements for the period ended December 31, 2004 reflects the presentation of Sky Financial Solutions as a discontinued operation. Sky Financial Solutions results of operations included revenues of $39,356 and pre-tax net income of $29,503 for 2004.

Overview

Sky Financial’s 2006 results from continuing operations continued to show improvement as a result of lower credit losses compared to the previous year, strong performance from fee-based businesses, a gain on the sale of a business and higher net interest income as a result of acquisitions. These increases were partially offset by net losses on derivative instruments, lower net interest margin compared to the previous year and balance sheet restructuring in the fourth quarter of 2006. Despite disciplined net interest margin management, a difficult interest rate environment in the second half of 2006 compressed net interest spreads and reduced the net interest margin for the year compared to the prior year. In addition, the early fourth quarter acquisition of Union Federal, which had a lower net interest margin, also reduced the margin in 2006. These declines were partially offset by the mid-fourth quarter balance sheet restructuring activities, which should improve the net interest margin going forward. Earnings per diluted share from continuing operations for 2006 were slightly higher than 2005 due to higher net income, partially offset by higher average shares outstanding as a result of recent acquisitions. Expenses increased associated with acquisition growth, higher merger and integration expenses associated with two acquisitions late in 2006, and additional employee expenses incurred in the fourth quarter of 2006.

    Growth in loans and deposits, the continued development of fee-based revenues, and discipline in expense controls all contributed to the earnings improvement. Also during 2006, Sky Financial sold a portion of its insurance business and realized an after-tax gain of $4,328. Partially offsetting these increases in 2006, Sky Financial restructured its balance sheet in the fourth quarter in order to strengthen capital ratios, maintain a sound interest rate risk position and enhance the net interest margin. This restructuring resulted in an after-tax charge of $9,617 recorded in the fourth quarter of 2006. In addition, Sky Financial recorded additional employee expenses during 2006 related to additional incentive compensation for completed acquisitions and the sale of a portion of the insurance business that resulted in after-tax charges of $2,650.

    The results for the years 2005 and 2004 reflected significant expansion from the combination of acquisitions and organic growth, despite the challenges from a competitive industry. The 2005 results reflected growth in loans and deposits, the development of fee-based revenues and discipline in expense control, despite higher provision for credit losses. In 2004, earnings growth overcame a significant reduction in mortgage banking revenues from previous levels as a result of rising market interest rates.

    In 2006, net income for Sky Financial was $190,338, or $1.72 per diluted share, up from $182,563 or $1.69 per diluted share in 2005, which was down from $194,355, or $1.93 per diluted share in 2004. Net income for 2005 included $372 of after-tax income from discontinued operations. Net income for 2004 was increased by after-tax income from discontinued operations of

$19,155, or $.19 per diluted share. In 2004, Sky Financial completed the sale of its dental finance business for an after-tax gain of $20,306, or $.20 per diluted share, which strengthened its liquidity and capital positions and provided greater focus on its core regional financial services businesses.

    Income from continuing operations for 2006 was $190,338 or $1.72 per diluted share, compared with $182,191 or $1.69 per diluted share in 2005, and $175,200 or $1.74 per diluted share in 2004. Income for the years 2006 and 2005 include expenses for stock options, which reduced earnings by $.03 per diluted share for both years. Income from continuing operations for 2004 does not include expense related to stock options. In addition, Sky Financial’s results include the impacts of mergers and acquisitions, which added assets of $2.6 billion in 2006, $0.4 billion in 2005 and $2.2 billion in 2004 as detailed in Note 2 of the financial statements. Completing the acquisitions and divestitures as well as other organizational changes resulted in pre-tax merger, integration and restructuring charges of $6,575 in 2006, $1,771 in 2005 and $4,542 in 2004, as detailed in Note 16 of the financial statements.

    Net interest income increased $26,894 in 2006, mostly due to the growth in assets from acquisitions and organic growth. The growth in assets was partially offset by a decrease in the net interest margin from 3.73% in 2005 to 3.69% in 2006 as a result of a difficult interest rate environment, primarily in the second half of 2006 and the fourth quarter acquisition of Union Federal, which had a lower net interest margin. The declines were partially offset by disciplined spread management and interest rate risk management practices. Non-interest income increased $7,488 or 3.5% in 2006. The growth in 2006 was driven by increases in service charges and fees on deposit accounts, trust service income, brokerage and insurance commissions, and a gain on the sale of an insurance business, which more than offset net securities losses of $21,184, primarily as a result of the balance sheet restructuring and an impairment on a security in the fourth quarter and net losses on derivative instruments. Provision for credit losses decreased $15,395 primarily due to a decrease in net credit losses as a percent of average loans to .34% in 2006 from .57% in 2005. The higher net charge-offs in 2005 were primarily from two large commercial credits and the sale of a group of non-performing consumer loans. Non-interest expenses increased in 2006 by $38,508 due to the acquisitions in 2006, higher stock-based compensation expense for retirement eligible employees, additional compensation expenses incurred related to acquisitions and higher merger and integration expenses in 2006.

    In 2005, net interest income increased $63,341 over 2004 in part due to the growth in assets as well as an increase in the net interest margin from 3.69% to 3.73% as the benefits from rising short-term rates were partially offset by the flattening of the yield curve. Non-interest income increased $7,965 or 3.9% in 2005 over 2004. The growth in 2005 was driven by increases in service charges and fees on deposit accounts, trust service income, brokerage and insurance commission and transaction fees partially offset by a decline of $10,907 in net securities gains. Provision for credit losses increased $14,589 primarily due to an increase in net credit losses as a percent of average loans to .57% in 2005 from .37% in 2004. Non-interest expenses increased in 2005 by $43,523 in part due the adoption of FAS 123(R) and to the acquisitions of Belmont and Falls Banks in 2005 as well as the full year impact of the 2004 merger transactions partially offset by lower merger, integration and restructuring expenses.

Business Line Results

Sky Financial’s continuing operations is managed along two primary business lines: community banking and financial service affiliates. The community banking group is comprised of Sky Financial’s commercial bank, Sky Bank, which services businesses and consumers through a regional structure. As discussed previously, Sky Financial acquired Union Federal and Wells River in 2006, Falls Bank and Belmont Bancorp in 2005 and Second Bancorp and Prospect in 2004. Substantially all of the assets of these acquisitions became part of the community banking segment.

The financial service affiliates include Sky Financial’s current businesses relating to trust and investment management, insurance agency operations and other financial-related services. During 2006, Sky Financial acquired Waterfield Insurance as part of the acquisition of Waterfield Mortgage, Peter B. Burke Agency, Inc., a full-service agency that specializes in property and casualty insurance and surety services, and Lindig Benefits Consultants, a full-service agency that specializes in association member benefit programs. During 2005, Sky Financial acquired Becker-McDowell Agency, Inc., an agency that specializes in employee benefits, Steiner Insurance Agency, Inc., an agency that focuses on property and casualty insurance, and Benefit Design Agency of Ohio, Inc., an agency that specializes in the development, implementation and on-going service of employee benefit programs. During 2004, Sky Financial acquired Spencer-Patterson, an agency that sells professional liability, personal and commercial insurance, Stouffer-Herzog Insurance Agency, and EOB, Inc., a group benefit insurance agency.

Additional information regarding Sky Financial’s business lines and the financial measurement methodologies is provided in Note 22 of the consolidated financial statements. Table 1 summarizes Sky Financial’s business line results for each of the last three years.

The community banking performance ratios remain solid, although negatively impacted mainly by lower net interest margin in 2006 versus 2005 and by higher credit losses in 2005 versus 2004. For 2006, community banking generated a return on assets of 1.29% and efficiency ratio of 50.65% compared to 1.19% and 50.85%, respectively, in 2005 and 1.25% and 50.48%, respectively, in 2004. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

The financial service affiliates improved earnings by 13.8% in 2006 after increasing 1% in 2005. In 2006, revenues grew 12%, but were partially offset by higher expenses, both mostly due to three acquisitions in 2006 and the full year effect of the 2005 acquisitions. The 2005 increase were the result of revenues increasing by 8%, but were offset by higher expenses, both mostly due to three acquisitions in 2005.

Parent and other includes the net funding costs of the parent company and all significant shared items of income and expense, including all merger, integration and restructuring charges and other charges and gains that management does not consider to be part of ongoing operations or expected to recur. The decrease in the 2006 parent and other results of operations from the prior year period relate primarily to higher interest expenses retained by the parent and higher expenses related to stock compensation as a result of the acceleration of stock option expenses related to retirement eligible participants. The higher interest costs retained by the parent relates primarily to the issuance of $150,000 of trust preferred securities to fund the Union Federal acquisition in the fourth quarter of 2006. In addition, the following charges and gains were included in the results of operations in 2006:

■ A balance sheet restructuring that resulted in net after-tax charges of $9,914 ($15,252 before tax).

■ After-tax net derivative losses of $3,832 ($5,895 before tax), which included gains of $297 ($457 before tax), which were related to the balance sheet restructuring activities.

■ After-tax merger, integration and restructuring expenses of $4,274 ($6,575 before tax) associated with the acquisitions during the year.

■ After-tax charges totaling $962 ($1,480 before tax) related to additional incentive compensation due to the completion of the Union Federal acquisition and conversion.

■ An after-tax net gain of $4,328 ($6,658 before tax) from the sale of an insurance business.

■ After-tax charges of $1,688 ($2,597 before tax) related to additional incentive compensation associated with the completion of the sale of the insurance business.

■ An after-tax charge of $1,093 ($1,681 before tax) from the impairment of an equity security.

■ An after-tax charge of $549 ($845 before tax) from an adjustment to the amortization of mortgage servicing rights.

     The 2005 net loss for parent and other results of operations compared to net income for 2004 relate primarily to higher interest expenses retained by the parent, additional expenses related to stock compensation and lower gains on the sale of securities.

Table 1 Business Line Results
	Net Income (Loss)
Year ended December 31,	2006	2005	2004
Community banking	$206,079	$178,099	$164,266
Financial service affiliates	11,259	9,890	9,774
Parent and other	(27,000)	(5,798)	1,160
Continuing operations	$190,338	$182,191	$175,200

The higher community banking net income in 2006 as compared to 2005 is mainly due to the lower credit losses in the current year and the impact of the acquisition of Union Federal and Wells River in 2006, the full year impact of 2005 acquisitions as well as organic growth. The benefits from higher average earning assets contributed to a $36,518, or 7.0% increase in net interest income. The higher non-interest income over 2005 was primarily the result from increases in service charges and fees on deposit accounts, partially offset by lower mortgage banking income. Non-interest expenses increased $24,662, or 7.3% over 2005, primarily due to higher salaries and employee benefits expense. This increase was primarily the result of higher stock-based compensation expense and additional employees due to the acquisitions in 2006.

    Community banking net income in 2005 reflected the benefit of the Belmont Bancorp and Falls Bank acquisitions, as well as the full year affect of acquisitions completed in 2004. The higher community banking net income in 2005 as compared to 2004 is primarily due to higher net interest income as a result of the impact of the acquisitions and organic growth and a higher net interest margin, partially offset by higher provision for credit losses.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Net Interest Income

Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings.

Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities.

Table 2 summarizes net interest income and net interest margin for each of the three years ended December 31, 2006,

Table 2 Net Interest Income
Year ended December 31,	2006	2005	2004
Net interest income	$541,546	$514,652	$451,311
Taxable equivalent adjustments to net interest income	3,153	3,263	3,372
Net interest income, fully taxable equivalent	$544,699	$517,915	$454,683
Net interest margin	3.67%	3.71%	3.66%
Taxable equivalent adjustment	0.02	0.02	0.03
Net interest margin, fully taxable equivalent	3.69%	3.73%	3.69%

Sky Financial’s net interest income, on a fully tax-equivalent basis, of $544,699 in 2006 increased from $517,915 in 2005, which was up from $454,683 in 2004. The growth in net interest income was mainly due to the increase in average earning assets up 6.4% in 2006 after growing 12.6% in 2005. The 2005 increase was also due to the higher net interest margin in 2005 over 2004.

Table 3 reflects the components of Sky Financial’s net interest income for each of the three years ended December 31, 2006, setting forth: (i) average assets, liabilities and shareholders’ equity (ii) interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities; (iii) average yields earned on interest-earning assets and average rates incurred on interest-bearing liabilities; (iv) the net interest rate spread (e.g., the average yield earned on interest-earning assets less the average rate incurred on interest-bearing liabilities); and (v) the net interest margin (e.g., net interest income divided by average interest-earning assets). Rates are computed on a tax-equivalent basis. Non-accrual loans have been included in the average loan balances. Certain amounts related to brokered deposits from prior year have been reclassified to conform to current year presentation.

The increase in average earning assets in both 2006 and 2005 was mostly in loans and reflected solid organic growth in addition to the earning assets acquired through mergers. In 2006, loans, which are Sky Financial’s highest yielding assets, comprised 78% of average earning assets in 2006 and 2005 and 77% in 2004. In funding asset growth, Sky Financial emphasizes growth in non-interest-bearing sources. As a percent of earning assets, interest-bearing liabilities were to 85.6% in 2006, 85.5% in 2005 and 86.0% in 2004. Sky Financial intends to continue to emphasize non-interest bearing liability growth in order to fund asset growth.

The net interest margin, on a fully tax-equivalent basis, was 3.69% in 2006, down 4 basis points compared to 3.73% in 2005, which was up from 3.69% in 2004. The lower net interest margin in 2006 from 2005 reflected a difficult interest rate environment in the second half of 2006, which compressed net interest spreads and reduced the net interest margin for the year compared to the prior year, despite disciplined net interest margin management. In addition, the early fourth quarter acquisition of Union Federal, which had a lower net interest margin, also reduced the margin in 2006. These declines were partially offset by the mid-fourth quarter balance sheet restructuring activities, which should improve the net interest margin going forward. The higher net interest margin performance in 2005 over 2004 reflected the benefits from rising short-term interest rates and prudent spread and interest rate risk management practices, despite the effects of the flattened yield curve and increasingly competitive markets.

During the fourth quarter of 2006, Sky Financial restructured its balance sheet to strengthen capital ratios, maintain a sound interest rate risk position and enhance the net interest margin following the completion of its recent acquisitions of Union Federal and Wells River. The restructuring actions resulted in a reduction in total assets, which included the sale of $506 million of available-for-sale, fixed-rate investment securities with an average yield of 3.74% and the elimination of federal funds sold coming from the Union Federal acquisition. With the sale proceeds, Sky Financial paid off $255 million of FHLB advances and $72 million of borrowings, with a combined average cost of 5.92% and reduced federal funds purchased. In addition to de-leveraging the balance sheet, these actions should improve the net interest margin and increase net interest income.

Table 3 Three-Year Average Balance Sheet and Net Interest Margin
Year ended December 31,		2006			2005			2004
	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Interest-earning assets
Interest-earning deposits	$26,411	$1,203	4.56%	$29,957	$680	2.27%	$37,187	$472	1.27%
Federal funds sold and other	11,374	138	1.21	1,284	24	1.84	2,573	30	1.17
Securities	3,193,444	151,697	4.75	3,055,905	133,677	4.37	2,795,189	121,728	4.35
Loans and loans held for sale	11,538,928	863,606	7.48	10,789,169	699,106	6.48	9,493,005	543,085	5.72
Total interest- earning assets	$14,770,157	$1,016,644	6.88	$13,876,315	$833,487	6.01	$12,327,954	$665,315	5.40
Assets of discontinued operations	–			–			215,013
Non-earning assets	1,422,633			1,269,383			1,028,949
Total assets	$16,192,790			$15,145,698			$13,571,916
Interest-bearing liabilities
Demand deposits	$390,510	$8,331	2.13%	$365,825	$5,227	1.43%	$298,742	$2,350	0.79%
Savings deposits	3,455,634	72,352	2.09	3,703,527	46,665	1.26	3,767,873	28,755	0.76
Time deposits	5,408,434	229,506	4.24	4,527,894	145,358	3.21	3,729,530	103,529	2.78
Brokered deposits	515,473	22,749	4.41	387,708	12,036	3.10	306,076	7,130	2.33
Total interest- bearing deposits	9,770,051	332,938	3.41	8,984,954	209,286	2.33	8,102,221	141,764	1.75
Short-term borrowings	949,308	41,130	4.33	857,472	26,687	3.11	897,438	18,685	2.08
Junior subordinated debentures	285,520	21,922	7.68	188,734	12,166	6.45	174,385	8,695	4.99
Debt and FHLB advances	1,638,733	75,955	4.63	1,836,233	67,433	3.67	1,427,547	41,488	2.91
Total interest- bearing liabilities	12,643,612	471,945	3.73	11,867,393	315,572	2.66	10,601,591	210,632	1.99
Liabilities of discontinued operations	–			–			201,842
Non-interest- bearing liabilities	1,903,046			1,790,681			1,538,550
Shareholders’ equity	1,646,132			1,487,624			1,229,933
Total liabilities and equity	$16,192,790			$15,145,698			$13,571,916
Net interest income, fully taxable equivalent			$544,699			$517,915			$454,683
Net interest spread			3.15%			3.35%			3.41%
Net interest income, fully taxable equivalent to earning assets			3.69%			3.73%			3.69%

- Loan fees are included in interest income.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Net interest income may also be analyzed by segregating the volume and rate components of interest income and interest expense. Table 4 presents an analysis of increases and decreases in interest income and expense in terms of changes in volume	and interest rates during the three years ended December 31, 2006. The table is presented on a tax-equivalent basis. Certain amounts related to brokered deposits from prior year have been reclassified to conform to current year presentation.

Table 4 Net Interest Income - Rate/Volume Analysis
Year ended December 31,		2006			2005
	Change from 2005 in interest income or expense due to			Change from 2004 in interest income or expense due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Interest-bearing deposits	$(81)	$604	$523	$(92)	$300	$208
Federal funds sold	186	(72)	114	(15)	9	(6)
Securities	6,017	12,003	18,020	11,354	595	11,949
Loans, net	48,582	115,918	164,500	74,152	81,869	156,021
Total interest income	54,704	128,453	183,157	85,399	82,773	168,172
Interest expense attributable to:
Deposits:
Interest-bearing demand	353	2,751	3,104	528	2,349	2,877
Savings	(3,123)	28,810	25,687	(491)	18,401	17,910
Time	28,268	55,880	84,148	22,162	19,667	41,829
Brokered deposits	3,966	6,747	10,713	1,902	3,004	4,906
Total deposits	29,464	94,188	123,652	24,101	43,421	67,522
Short-term borrowings	2,858	11,585	14,443	(832)	8,834	8,002
Junior subordinated debentures	6,239	3,517	9,756	715	2,756	3,471
Debt and FHLB advances	(7,253)	15,775	8,522	11,878	14,067	25,945
Total interest expense	31,308	125,065	156,373	35,862	69,078	104,940
Net interest income	$23,396	$3,388	$26,784	$49,537	$13,695	$63,232

Non-Interest Income

Total non-interest income in 2006 increased $7,488 from 2005, which was $7,965 higher than in 2004. The 2006 growth was driven by increases in service charges and deposit fee income, trust income, transaction fees and brokerage commissions. The continued growth reflects Sky Financial’s focus on growing its fee-based businesses, in addition to contributions from acquisitions. These increases were partially offset by the net effect of the following: (1) charges of $19,435 recorded as net securities gains (losses) related to the balance sheet restructuring; (2) a gain of $6,658 related to the sale of an insurance business; (3) net charges of $5,895 related to derivative losses on swaps; (4) net gains of $4,183 recorded as other income related to the balance sheet restructuring; (5) charges of $1,681 related to securities impairment; and (6) charges of $845 related to additional amortization expense from mortgage servicing rights.

    During the second quarter 2006, Sky Financial identified and corrected immaterial accounting errors related to certain derivative hedging relationships. The misstatements related to Sky Financial’s interpretation and application of the “shortcut” method of hedge accounting under Statement No. 133. Sky Financial determined that these hedges did not qualify for hedge accounting using the “shortcut” method. As a result, changes in the market value of the derivatives should have been recorded through non-interest income with no corresponding offset to the hedged item. Sky Financial evaluated the impact of these errors and concluded that the impact was not material to prior quarterly and annual periods. Accordingly, an adjustment was recorded in the second quarter of 2006 to correct the cumulative impact of these errors. The cumulative impact of these out-of-period adjustments resulted in a charge to non-interest income in the second quarter of 2006 of $9,930 ($6,603 after-tax), which is included in derivative gains (losses) on swaps in the Consolidated Statements of Income. During the third and fourth quarters of 2006, Sky Financial terminated the affected swaps and recorded gains of $4,158 recorded as a component of derivative (losses) gains on swaps and other income.

    One of Sky Financial’s five strategic priorities is to increase its fee-based revenue. A component of this is to increase total non-interest income as a percentage of total revenue (net interest income, fully-tax equivalent plus non-interest income). In 2006, Sky Financial acheived solid increases in many fee-based revenues, but was unable to completely offset the balance sheet restructuring charges and derivative losses as the contribution of non-interest income remained steady at 29% in both 2006 and 2005. This ratio was 31% for 2004.

Table 5 Non-Interest Income
Year ended December 31,	2006	2005	2004	2006 Vs. 2005	2005 Vs. 2004
Trust services income	$24,279	$21,918	$18,281	11%	20%
Service charges and fees on deposit accounts	67,707	55,570	47,964	22	16
Mortgage banking income	23,141	24,991	24,844	(7)	1
Brokerage and insurance commissions	67,394	59,172	55,820	14	6
Net securities (losses) gains	(21,184)	3,662	14,569	(678)	(75)
Derivative (losses) gains on swaps	(5,895)	–	–	(100)	–
Net cash settlements on swaps	(40)	–	–	(100)	–
Transaction fees	20,322	16,361	13,246	24	24
Merchant income	6,667	6,024	6,929	11	(13)
Income from bank-owned life insurance	6,317	7,569	6,249	(17)	21
International fees	2,529	2,366	1,829	7	29
Other	27,633	13,749	13,686	101	–
Total non-interest income	$218,870	$211,382	$203,417	4%	4%

Table 6 Mortgage Banking Income
Year Ended December 31	2006	2005	2004
Origination and sales revenue	$18,531	$22,246	$25,572
Mortgage loan servicing income	15,616	15,326	13,784
Amortization expense	(10,986)	(13,600)	(13,669)
Impairment recapture (charges)	(20)	1,019	(843)
Total	$23,141	$24,991	$24,844

Mortgage banking income decreased $1,850 in 2006 after increasing $147 in 2005. On a component basis, in 2006 origination and sales revenue decreased $3,715, mortgage loan servicing income increased $290 and amortization and impairment charges decreased $2,614. The decline in mortgage banking income in 2006 versus 2005 related to a decrease in volume that was mostly offset by a shift from origination and sales revenue to increased servicing income and a decrease in amortization expense. In addition, a net decline of $1,039 relating to impairment recapture (charges) from 2005 also contributed to the overall decline. The overall stable mortgage banking income in 2005 versus 2004 related to a slight decrease in volume but a shift from origination and sales revenue to increased servicing income and a decrease in amortization expense along with an net improvement of $1,862 in impairment recapture (charges) over 2004. The overall increase in mortgage interest rates in 2006 led to an anticipated slow down in prepayment rates on mortgages, which added to the value of the servicing rights and lowered the amortization expense. During 2006, Sky Financial recorded impairment charges of $20 as compared to impairment recapture of $1,019 in 2005.

    Brokerage and insurance commissions increased $8,222 or 14% in 2006 and $3,352 or 6% in 2005. Commissions on insurance products were up over 15% in 2006 and 5% in 2005 from organic growth of the core business and acquisitions. Property and casualty revenue was up over 22% year-over-year and revenue for employee benefits and life insurance products increased over 28% for the same period. Sky Financial acquired Waterfield Insurance, Peter B. Burke Insurance Agency and Lindig Benefits Consultants in 2006. In 2005, Sky Financial acquired Becker-McDowell Agency, Inc., Steiner Insurance Agency, Inc. and B.K.M.’s Benefit Design Agency of Ohio, Inc.

    Service charges and fees on deposit accounts increased $12,137 in 2006 and $7,606 in 2005. The increase in both years reflected the benefits from growth in deposit accounts, both organic and through acquisition, and fee structure modifications. The organic growth in deposit accounts was largely driven by Sky Financial’s sales and service process, successful sales campaigns targeted to grow retail and commercial deposits and continued emphasis on cross-selling to broaden client relationships. Trust income, which continued to be impacted by changes in the equity markets as well as growth from acquisitions and new business, increased $2,361 or 11% in 2006 after increasing $3,637 or 20% in 2005. Trust assets under management rose to $5.7 billion at year-end 2006, up from $4.8 billion at year-end 2005 and $4.3 billion at the end of 2004. The 2006 growth was from both organic growth and acquisitions with approximately $306 million coming with the Union Federal acquisition.

    For the year 2006, Sky Financial realized net losses on the sales and impairment of securities of $21,184 compared with net gains of $3,662 in 2005 and $14,569 in 2004. The 2006 net losses included $19,435 related to the balance sheet restructuring and a loss of $1,681 related to the impairment of a security. In 2005, the gains included $1,523 from the liquidation of approximately $10,299 of impaired investments. The gains in 2004 included $9,278 from the sale of bank equity holdings.

    Other income for 2006 increased $17,399, which included an increase in transaction fees, the gain on the sale of an insurance business, the gains recorded as part of the early extinguishment of debt and higher gains on the sales of loans.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Non-Interest Expense

Total non-interest expense increased $38,508 or 10% in 2006 compared with an increase of $43,523 or 12% in 2005. In 2006, the acquisitions of Union Federal and Wells River as well as the full-year impact of the 2005 merger transactions contributed to the increase. In addition, higher merger, integration and restructuring expenses and incentive compensation in 2006 related primarily to the Union Federal acquisition and conversion as well as additional employee costs incurred related to the sale of a portion of the insurance business also contributed to the increase. In 2005, the acquisitions of Belmont and Falls Bank as well as the full year impact of the 2004 merger transactions contributed to the increase in non-interest expenses partially offset by lower merger, integration and restructuring expenses. In addition, the adoption of FAS 123(R) for stock compensation for the full year of 2005 increased expense in 2005 over 2004. The efficiency ratio, which measures total non-interest expenses, including merger, integration and restructuring charges, as a percent of total revenues, was 57.43% in 2006, 54.85% in 2005 and 54.17% in 2004. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

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

Table 7 Non-Interest Expense
Year ended December 31,	2006	2005	2004	2006 Vs. 2005	2005 Vs. 2004
Salaries and employee benefits	$243,281	$214,555	$193,611	13%	11%
Occupancy and equipment expense	72,560	68,402	59,096	6	16
Merger, integration and restructuring expense	6,575	1,771	4,542	271	(61)
State franchise taxes	1,300	3,981	3,255	(67)	22
Printing and supplies	6,092	6,734	6,054	(10)	11
Legal and other professional fees	12,245	11,644	9,426	5	24
Telephone	8,360	8,401	7,608	0	10
Loan costs	8,672	8,837	7,827	(2)	13
Marketing	13,623	12,818	11,269	6	14
Amortization of intangible assets	15,803	14,887	10,979	6	36
Other	50,044	48,017	42,857	4	12
Total non-interest expense	$438,555	$400,047	$356,524	10%	12%

Salaries and employee benefits increased $28,726 or 13% in 2006 and $20,944 or 11% in 2005. The increases in 2006 and 2005 were primarily due to higher staffing levels, mainly from acquisitions, annual merit increases, rising costs for health and retirement benefits and higher stock-based compensation. In addition, the 2006 increases include $1,480 related to additional incentive compensation related to the completion of the Union Federal acquisition and conversion and an additional $2,597 related to additional compensation expenses related to the sale of a portion of the insurance business. Sky Financial supports performance-based compensation and maintains commission and incentive plans, which cover all employees, with incentives related to profitability, growth, asset quality and client service. Performance-based compensation increased in 2006 and 2005. The 2006 and 2005 increases included $8,026 and $5,237 of stock-based compensation expense related to restricted stock and stock options. The impacts are further discussed in Note 1 to the consolidated financial statements. Sky Financial’s full-time equivalent employees were 4,369 at December 31, 2006, up from 4,117 at December 31, 2005 and 4,001 at December 31, 2004. In 2006, salaries, wages and incentives increased $19,965 or 12% and employee benefits rose $8,761 or 17%. In 2005, the increases were $13,513 or 9% and $7,430 or 17%, respectively.

    Occupancy and equipment expenses increased $4,158 or 6% in 2006 and $9,306 or 16% in 2005. Occupancy expenses increased $2,726 or 8% in 2006 and $6,324 or 24% in 2005 as Sky Financial increased the number of financial centers to

330 at December 31, 2006 from 290 at December 31, 2005 and 280 at year-end 2004. The additional offices resulted from Sky Financial’s acquisitions and the opening of seven new offices in 2006 and four in 2005. In addition, higher building rental expenses, higher real estate taxes, higher utility cost and higher repairs and maintenance cost all contributed to the increase. Equipment expenses grew $1,432 or 4% in 2006 and $2,982 or 9% in 2005 as a result of higher costs for service agreements and ATM processing expenses, which are mostly volume related.

    Merger, integration and restructuring charges were $6,575 in 2006, $1,771 in 2005 and $4,542 in 2004. The 2006 restructuring charges included $5,555 related to the Union Federal acquisition, $816 for the Wells River acquisition, $102 related to acquisitions by Sky Insurance and $102 related to prior year acquisitions. The 2005 restructuring charges included $1,168 related to the Belmont acquisition and $224 for the Falls Bank transaction. Additional charges of $379 were recorded in 2005 for costs associated with the acquisition of Union Federal. In 2004, restructuring charges included $3,597 related to the acquisition of Second National, $786 related to the acquisition of Prospect, and $159 of costs primarily associated with the divestiture of Sky Financial Solutions.

    State franchise taxes decreased $2,681 or 67% in 2006 and increased $726 or 22% in 2005. The 2006 decrease was primarily the result of a $2,355 state franchise tax benefit related to prior year refunds recorded in the third quarter of 2006.

    Legal and other professional fees were up $601 in 2006 over 2005 due to higher legal fees in connection with aggressive loan collection efforts.

Amortization of intangible assets increased $916 in 2006 from the 2005 amounts due to the fourth quarter addition of $21,532 in core deposit intangibles and the addition of $684 in customer relationship intangibles in 2006. Partially offsetting the additional amortization from these additional intangibles is the reduced amortization of core deposit intangibles from prior acquisitions as the amortization is higher in the first few years. Amortization in 2005 increased $3,908 over 2004 due to the addition of $7.9 million in core deposit intangibles in 2005 and a full year of amortization related to 2004 acquisitions.

    The other non-interest expense in 2006 was stable as compared to 2005 with marketing expenses increasing 6%, which was more than offset by the cost control initiatives during the year.

Loan Portfolio

Sky Financial’s loan portfolio at December 31, 2006 totaled $12.8 billion, up from $11.1 billion at December 31, 2005 and $10.6 billion at December 31, 2004. The growth in total loans of 15% in 2006 and 5% in 2005 included the impact from acquisitions, which added loans of $1.4 billion and $.2 billion in 2006 and 2005, respectively, and from Sky Financial’s emphasis on organic loan growth, which has focused on commercial lending, non-residential mortgages and home equity loans within residential mortgages.

Commercial, financial and agricultural loans comprised 31% of the total loan portfolio at December 31, 2006. This loan category includes loans to a wide variety of businesses, small and large, across many industries and regions. Sky Financial’s commercial lending policy requires each loan to have viable repayment sources.

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

Residential mortgage loans were 29% of the total loan portfolio at December 31, 2006. The residential mortgage portfolio contains loans to consumers secured by residential mortgages. Sky Financial’s residential mortgage lending policy requires each loan to have viable repayment sources. Residential mortgage loans are evaluated for the adequacy of these repayment sources at the time of approval, including credit scores, debt-to-income ratios, and collateral values. Credit risk for residential mortgage loans arises from borrowers lacking the ability or willingness to repay the loan, and by a shortfall in the value of the residential mortgages in relation to the outstanding loan balance in the event of a default and subsequent liquidation of the real estate collateral.

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

Construction loans totaled 6% of Sky Financial’s total loans at December 31, 2006. Construction loans are mainly to individuals for the construction of their residences and, from time to time, to established builders and developers for the construction of residential homes without an underlying sales contract. Construction loans to individuals are structured to be converted to permanent loans at the end of the construction phase, which typically runs from six months to one year. Substantially all of these loans are in Sky Financial’s local markets. Residential construction loans are generally under-written pursuant to the same guidelines used for originating permanent residential mortgage loans. Terms and rates typically match residential mortgage loans, except that during the construction phase the borrower pays interest only. The application process for construction loans includes a submission of the plans and costs of the project to be constructed.

Non-residential mortgage loans comprised 27% of total loans at December 31, 2006. The non-residential real estate portfolio contains mortgage loans to developers and owners of commercial real estate. Development lending activities in commercial real estate are based primarily on relationships with developers who are active in Sky Financial’s local markets. Commercial real estate loans are governed by the same lending policies and subject to credit risk as described for commercial loans.

    Installment and credit cards loans were 6% of the total loans at December 31, 2006. This portfolio includes installment loans used by clients to purchase automobiles, boats, recreational vehicles, automobile leases and student loans. These consumer loans are generally governed by the same lending policies as described for residential real estate. Credit risk for installment loans arises from borrowers lacking the ability or willingness to repay the loan, and in the case of secured loans, by a shortfall in the value of the collateral in relation to the outstanding loan balance in the event of a default and subsequent liquidation of collateral. Credit card loans include the outstanding balances on open-ended credit card accounts and unsecured personal and business lines of credit. Credit card loans are typically unsecured and are generally governed by the same lending policies and subject to credit risk as described for residential real estate and consumer loans.

Real estate loans, including construction and mortgage loans, approximated 63% of total loans at December 31, 2006 and 2005.

Commercial loans comprise 31% of the total loan portfolio for both 2006 and 2005. As part of its commercial loan portfolio, Sky Financial engages in financing pools of loans with a specialty consumer finance company. This relationship currently has over 300 pools in this portfolio type. These pools are made up of almost exclusively 1-4 family residential mortgage loans located throughout the country that have some type of impairment associated with them. In addition, Sky Financial participated in a small portfolio of shared national credits.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

These individual credit relationships total less than one-half of one percent of the total loan portfolio with the businesses located in our current market area.	As of December 31, 2006, Sky Financial did not have any loan concentrations that exceeded 10% of total loans. Sky Financial monitors the levels of market segments contained in the loan portfolio.

Table 8 Loan Portfolio
December 31,	2006	2005	2004	2003	2002
Real estate loans:
Construction	$823,327	$601,814	$848,072	$491,086	$410,955
Residential mortgage	3,737,726	2,916,248	2,898,875	2,045,317	1,614,048
Non-residential mortgage	3,451,926	3,500,482	3,498,746	2,896,116	2,290,053
Commercial, financial and agricultural loans	4,031,549	3,423,470	2,562,738	2,441,225	2,168,545
Installment and credit card loans	782,289	707,208	807,687	770,901	864,387
Total loans	$12,826,817	$11,149,222	$10,616,118	$8,644,645	$7,347,988
Real estate loans:
Construction	6.4%	5.4%	8.0%	5.7%	5.6%
Residential mortgage	29.2	26.2	27.3	23.7	22.0
Non-residential mortgage	26.9	31.4	33.0	33.5	31.2
Commercial, financial and agricultural loans	31.4	30.7	24.1	28.2	29.5
Installment and credit card loans	6.1	6.3	7.6	8.9	11.7
Total loans	100.0%	100.0%	100.0%	100.0%	100.0%

The 2005 loan categories have been reclassified to conform to the current year presentation. In 2006, Sky Financial changed the method of classifying certain loans which resulted in a decrease to loans classified as construction and an increase in non-residential real estate and commercial, financial and agricultural loans.	Table 9 shows the amount of commercial, financial and agricultural loans and real estate construction loans outstanding as of December 31, 2006, which based on the remaining scheduled repayments of principal, are due in the periods indicated. Also, the amounts due after one year are classified according to their sensitivity to changes in interest rates.

Table 9 Loan Maturity and Price Sensitivity
December 31, 2006	Due In 1 Year	Due In 1 Year - 5 Years	Due After 5 Years	Total
Commercial, financial and agricultural	$1,773,402	$1,942,112	$316,035	$4,031,549
Construction	233,780	330,552	258,995	823,327
Total	$2,007,182	$2,272,664	$575,030	$4,854,876
Total due after one year:
Fixed rate commercial, financial, agricultural and construction		$359,346	$72,345	$431,691
Variable rate commercial, financial, agricultural and construction		1,913,319	502,684	2,416,003
Total		$2,272,664	$575,030	$2,847,694

Actual maturities of loans will differ from the contractual maturities presented in the table above because of prepayments, rollovers and renegotiation of payment terms, among other factors.

Under-Performing Assets
Residential mortgage, installment and other consumer loans are collectively evaluated for impairment. Individual commercial loans exceeding size thresholds established by management are evaluated for impairment. Impaired loans are recorded at the loan’s fair value by the establishment of a specific allowance where necessary. The fair value of the collateral-dependent loans is determined by the fair value of the underlying collateral. The fair value of noncollateral-dependent loans is determined by discounting expected future interest and principal payments at the loan’s effective interest rate. At December 31, 2006, impaired loans were $79,335 compared with $75,955 at December 31, 2005; the increase was due primarily to the 15% increase in total loans at year-end 2006 compared to year-end 2005, partially offset by the resolution and sale of certain non-accrual loans secured by pools of commercial leases.	Non-accrual loans are comprised principally of loans 90 days past due as well as certain loans, which are current but where serious doubt exists as to the ability of the borrower to comply with the repayment terms. Interest previously accrued and not yet paid on non-accrual loans is reversed or charged against the allowance for credit losses during the period in which the loan is placed in a non-accrual status, except where Sky Financial has determined that such loans are adequately secured as to principal and interest. Interest earned thereafter is included in income only to the extent that it is received in cash. In certain cases, interest received may be credited against principal outstanding under the cost recovery method.

Non-accrual loans increased $18,081 from $119,030 at December 31, 2005 to $137,111 at year-end 2006. The increase in non-accrual loans in 2006 was due primarily to the increase in total loans during 2006, including non-accrual loans from acquisitions. For the year ended December 31, 2006, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $12,664. The amount actually collected and recorded, as interest income for these loans, was $2,975, which included $1,033 of interest from the collection of previously recorded non-accrual loans that were secured by pools of commercial leases.

At December 31, 2006, loans secured by pools of commercial leases on non-accrual status were $15,435 down from $20,400 at year-end 2005. The reduction in these loans is due to cash collections and settlements on the loans during the year. These loans are guaranteed by surety bonds issued by a creditworthy insurance company.

Sky is engaged in litigation with this insurance company to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its balance, net of reserves, is probable.

At December 31, 2006, non-performing assets were $158,822, an increase from $136,985 at the prior year-end. The increase included higher non-performing loans, which at year-end 2006, totaled $137,153 or 1.07% of total loans outstanding, compared with $119,509 or 1.07%, of total loans outstanding at year-end 2005.

Loans now performing, but where some concerns exist as to the ability of the borrower to comply with present loan repayment terms (defined as loans rated substandard or worse, but excluding non-accrual and restructured loans), approximated $113,395 and $140,220 at December 31, 2006 and 2005, respectively, and are being closely monitored by management and the boards of directors of Sky Financial and its subsidiaries. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances.

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

Table 10 Under-Performing Assets
December 31,	2006	2005	2004	2003	2002
Non-accrual loans	$137,111	$119,030	$143,207	$81,979	$66,034
Restructured loans	42	479	541	599	3,203
Total non-performing loans	137,153	119,509	143,748	82,578	69,237
Other real estate owned	21,669	17,476	10,055	10,441	4,178
Non-performing investments	–	–	11,705	–	–
Total non-performing assets	$158,822	$136,985	$165,508	$93,019	$73,415
Loans 90 days or more past due and still accruing interest	$23,988	$27,987	$16,243	$13,841	$12,458
Non-performing loans to total loans	1.07%	1.07%	1.35%	0.96%	0.94%
Non-performing assets to total loans plus other real estate owned	1.24	1.23	1.56	1.07	1.00
Allowance for credit losses to total non-performing loans	126.13	120.88	105.32	151.30	154.07
Loans 90 days or more past due and not on non-accrual to total loans	0.19	0.25	0.15	0.16	0.16

Provision and Allowance for Credit Losses
The provision for credit losses represents the charge to income necessary to adjust the allowance for credit losses to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio that have been incurred at each balance sheet date. All lending activity contains associated risks of loan losses. Sky Financial recognizes these credit risks as a necessary element of its business activity. To assist in identifying and managing potential loan losses, Sky Financial maintains a loan review function that continuously evaluates individual credit relationships as well as overall loan portfolio conditions. One of the primary objectives of this loan review function is to make recommendations to management as to both specific loss reserves and overall portfolio loss reserves.	The provision for credit losses for 2006 was $36,854 compared with $52,249 for 2005 and $37,660 in 2004. The lower provision in 2006 for credit losses represented a return to Sky Financial’s historical trend for net charge-offs as compared to the 2005 levels. The 2005 change in the provision for credit losses was attributable to higher levels of net charge-offs mostly related to several large commercial relationships and growth in the loan portfolio, partially offset by an overall reduction in the credit risk profile facilitated by a reduction in non-accrual loans.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 11 Allowance for Credit Losses
Year Ended December 31,	2006	2005	2004	2003	2002
Balance at beginning of the year	$144,461	$151,389	$124,943	$106,675	$92,831
Loans charged-off:
Real estate	(20,546)	(21,612)	(9,534)	(10,021)	(7,898)
Commercial, financial and agricultural loans	(13,657)	(26,786)	(15,293)	(9,615)	(9,042)
Installment and credit card	(15,029)	(22,480)	(18,750)	(21,554)	(19,700)
Other loans	(409)	(248)	(58)	(373)	(860)
Total charge-offs	(49,640)	(71,126)	(43,635)	(41,563)	(37,500)
Recoveries:
Real estate	2,158	1,983	2,649	1,320	1,011
Commercial, financial and agricultural loans	1,270	1,860	1,646	2,197	995
Installment and credit card	7,124	5,189	4,403	5,126	4,795
Other loans	389	309	–	4	2
Total recoveries	10,941	9,341	8,698	8,647	6,803
Net loans charged-off	(38,699)	(61,785)	(34,937)	(32,916)	(30,697)
Provision charged to operating expense	36,854	52,249	37,660	34,125	37,659
Allowance for acquired institutions / sold portfolio	30,379	2,887	23,723	17,059	6,882
Transfer to allowance for unfunded commitments and letters of credit	(5)	(279)	–	–	–
Balance at the end of the year	$172,990	$144,461	$151,389	$124,943	$106,675
Net charge-offs to average loans outstanding	0.34%	0.57%	0.37%	0.40%	0.47%
Allowance for credit losses to total loans	1.35	1.30	1.43	1.45	1.45
Allowance for credit losses to total non-performing loans	126.13	120.88	105.32	151.30	154.07

At December 31, 2006 and 2005, an allowance for unfunded commitments and letters of credit of $490 and $279, respectively, was included in accrued interest payable and other liabilities.

As a result of the Union Federal and Wells River acquisitions, Sky Financial transferred $29,892 and $487 of allowance for credit losses, respectively.

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

Specific allowances are established for all classified loans, where management has determined that, due to identified significant conditions, it is probable that Sky Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, recent acquisitions, and internal loan review and regulatory examination findings.

Table 12 Allocation of the Allowance for Credit Losses
December 31,	2006	2005	2004	2003	2002
Specific
Construction	$30	$–	$–	$–	$–
Real estate	3,748	2,541	3,860	4,185	2,689
Commercial, financial and agricultural	5,429	5,122	4,054	2,738	3,468
Sub-total	9,207	7,663	7,914	6,923	6,157
General
Construction	9,059	5,605	4,720	2,295	2,257
Real estate	57,272	54,238	54,833	42,485	33,382
Commercial, financial and agricultural	51,093	43,922	46,441	37,229	29,052
Installment and credit card	24,480	21,846	26,936	26,519	25,754
Sub-total	141,904	125,611	132,930	108,528	90,445
Total allocated	151,111	133,274	140,844	115,451	96,602
Unallocated	21,879	11,187	10,545	9,492	10,073
Total	$172,990	$144,461	$151,389	$124,943	$106,675
Percent of loans in each category to total loans
Construction	6.4%	5.4%	8.0%	5.7%	5.6%
Real estate	56.1	57.6	60.3	57.2	53.2
Commercial, financial and agricultural	31.4	30.7	24.1	28.2	29.5
Installment and credit card	6.1	6.3	7.6	8.9	11.7
Total	100.0%	100.0%	100.0%	100.0%	100.0%

At December 31, 2006, the allowance for credit losses was $172,990 or 1.35% of total loans outstanding, and 126% of total non-performing loans compared to an allowance at December 31, 2005 of $144,461 or 1.30% of total loans outstanding, and 121% of total non-performing loans. At year-end 2006, the allocated portion of the allowance for credit losses was $151,111 compared with $133,274 at year-end 2005.

The increase in the allowance in 2006 was attributable to an overall increase in total loans including the allowance from acquired institutions. The decrease in the allowance in 2005 was attributable to an overall reduction in the credit risk profile facilitated by a reduction in non-accrual loans and loans requiring a specific reserve allocation.

At year-end 2006, the unallocated portion of the allowance for credit losses was $21,879 compared with $11,187 at year-end 2005 and $10,545 at year-end 2004. The increase in 2006 was mainly due to the unallocated allowance acquired from Union Federal.

Net charge-offs decreased to $38,699 compared with $61,785 in 2005 and $34,937 in 2004, mainly due to higher charge-offs in 2005 related to several large commercial relationships, the sale of a pool of non-performing real estate loans and the increased size of the loan portfolio. The 2006 net charge-offs were in line with Sky Financial’s historical trend. Net charge-offs as a percentage of average loans outstanding decreased in 2006 to .34% from .57% in 2005 and .37% in 2004.

Securities

The investment portfolio at Sky Financial is used as a management tool to maintain acceptable levels of liquidity and exposure to changes in market interest rates. The portfolio yield is maximized once these criteria are satisfied. In recent years, the portfolio has shifted to include a greater percentage of mortgage-backed securities. Mortgage-backed securities offer monthly principal and interest and may be used as collateral in a variety of financial transactions to secure sources of wholesale funding. The market for agency mortgage-backed securities is large and liquid. It is the practice of Sky Financial to purchase mortgage-backed securities with average expected lives of two-to-five years. Because this type of security may extend or contract, a pre-purchase analysis is completed. Most securities purchased have structures that limit changes to duration as market rates change. The following table documents the fair value of the available for sale portfolio by product.

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 13 Securities
	Estimated Fair Value
December 31,	2006	2005	2004
U.S. Treasury	$200	$301	$207
U.S. government agencies and corporations	65,927	191,273	152,266
Obligations of states and political subdivisions	43,555	7,690	16,561
Corporate and other securities	4,950	24,111	51,699
Mortgage-backed securities	2,785,018	2,698,074	2,706,552
Total debt securities available for sale	2,899,650	2,921,449	2,927,285
Marketable equity securities available for sale	36,599	31,459	29,865
FHLB, FRB & Bankers’ Bank stock(1)	193,711	144,564	134,663
Total securities	$3,129,960	$3,097,472	$3,091,813

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

In 2006, total securities increased by $32,488. Although the net change was minimal, the impact of growth from acquisitions for the year was offset by a significant decrease in the investment portfolio due to Sky Financial completing a balance sheet restructuring in the fourth quarter of 2006. The reduction in assets included the sale of available-for-sale, fixed-rate investment securities with a book value totaling $505,629 with an average yield of 3.74%, and the elimination of federal funds sold coming from the Union Federal acquisition. The balance sheet restructuring was designed to strengthen capital ratios, maintain a sound interest rate risk position and enhance the net interest margin following the completion of the acquisitions of Union Federal and Wells River. This balance sheet restructuring resulted in realized losses on sales of securities of $19,435 recorded as a component of net securities gains (losses).

    During the year, Sky purchased $1,029,908 in securities. Maturities, calls and principal repayments totaled $564,450 and sales of investments totaled $833,282 that resulted in a net loss of $19,503, including the restructuring mentioned above.

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

    Of the securities sold, $18,999 were corporate trust preferred issues that were sold due to management’s decision to minimize risk by liquidating these investments. A net gain of $242 was recognized on these sales.

    Due to the length of time it had remained below market value, a common stock with a carrying value totaling $9,065 was written down to market value resulting in a loss of $1,681.

Other investments consisting primarily of equity and mortgage-backed securities in the amount of $3,903 were sold during the year for a net loss of $298.

    In addition to the securities sold above, a combined total of $324,197 in securities was sold during the integration of Union Federal and Wells River into Sky Financial. These investments were liquidated because they did not conform to the extension risk parameters of the broader securities portfolio. To complete the restructuring process, proceeds from the sales were used to reinvest in securities that better fit the parameters of Sky Financial’s portfolio.

    In 2005, total securities available for sale only increased by $5,659 as the impact of growth was not significant and liquidity and interest rate risk management factors were mostly stable throughout the year. During 2005, $722,371 in securities were purchased, while principal from maturities, calls and payments totaled $627,290 and sales totaled $127,667.

    The portfolio contains mortgage-backed securities and, to a limited extent, other securities, that have uncertain cash flow characteristics. The variable cash flows present additional risk to Sky Financial in the form of prepayment or extension risk primarily caused by changes in market interest rates. This additional risk is generally rewarded in the form of higher yields.

    Sky Financial utilizes a variety of tools to monitor and minimize this risk. All securities must pass a stress test at the time of purchase estimating how the security would perform in various interest rate environments. Additionally, the corporate investment policy defines certain types of high-risk securities ineligible for purchase, including securities that may not return full principal to Sky Financial. It is also the practice of Sky Financial to minimize premiums paid on mortgage securities to avoid yield reduction if prepayments accelerate. Mortgage securities were at a discount to par value of .21% as of December 2006 compared to a premium to par value of .30% in December 2005. These policies help to ensure that there will be no material impact from these investments to the financial statements due to changes in market interest rates, which may shorten the average life of the portfolio.

    Expected maturities of individual securities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities are presented in the table based on current prepayment assumptions. The weighted average yields on income from tax-exempt obligations of state and political subdivisions have been adjusted to a tax equivalent basis. Table 14 shows (at amortized cost) the contractual maturities and weighted average yields of Sky Financial’s securities as of December 31, 2006.

Table 14 Maturity Distribution of Debt Securities Portfolio (At Amortized Cost)
	Within 1 Year		1-5 Years		5-10 Years		Over 10 Years
December 31, 2006	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury	$99	5.01%	$100	5.49%	$–	–	$–	–
U.S. government agencies and corporations	2,999	2.48	62,623	4.55	–	–	1,345	5.12%
Obligations of states and political subdivisions	13,298	9.52	13,569	7.67	7,933	8.38%	8,673	8.75
Corporate and other securities	200	4.79	1,000	4.20	250	4.52	3,500	9.30
Mortgage-backed securities	646,779	4.76	1,574,948	4.94	517,020	5.02	90,758	5.27
Total debt securities available for sale	$663,375	4.85%	$1,652,240	4.95%	$525,203	5.07%	$104,276	5.70%

Sky Financial evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment, which has an indicative market value less than the book value is reviewed on a monthly basis by management. Management considers at a minimum the following factors that, both individually or in combination, could indicate that the decline is other-than-temporary: 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of Sky Financial to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at Sky Financial.

    An impairment is recorded against individual securities if the review described above concludes that the decline in value is other-than-temporary. In the fourth quarter of 2006, Sky Financial determined that an investment in a corporate equity security with a book value of $9,065 and a fair value at the end of the year of $7,384 was impaired. The fair value of the equity security had been below Sky Financial’s cost for the security in excess of a year and Sky Financial was unable to forecast the near-term recovery of the value of the security. As a result, Sky Financial recorded an other-than-temporary impairment of $1,681 related to this security.

    The following table documents the amount of securities by type that are currently carried above fair market value. It also indicates the amount of securities that have been below market value for more than one year. In addition, the table indicates the anticipated recovery period that represents the market consensus on the duration of the investments based on market assumptions.

Table 15 Securities (Gross Unrealized Losses)
		Total		Greater than one year
December 31, 2006	Book Value	Fair Market	Gross Unrealized Losses	Book Value	Fair Market	Gross Unrealized Losses	Anticipated Recovery Period in years
U. S. Treasury	$99	$99	$–	$–	$–	$–	–
U. S. government agencies and corporations	66,967	65,927	(1,040)	66,967	65,927	(1,040)	3.4
Obligations of states and political subdivisions	3,186	3,170	(16)	479	473	(6)	2.8
Corporate and other securities	1,000	1,000	–	–	–	–	–
Mortgage-backed securities	2,046,972	1,998,737	(48,235)	1,722,121	1,675,480	(46,641)	3.0
Total debt securities for sale	2,118,224	2,068,933	(49,291)	1,789,567	1,741,880	(47,687)	3.1
Marketable equity securities available for sale	337	280	(57)	337	280	(57)	–
Total securities	$2,118,561	$2,069,213	$(49,348)	$1,789,904	$1,742,160	(47,744)	3.1

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

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

Table 16 Funding Sources
	Average Amounts Outstanding			Average Rate Paid
Year Ended December 31,	2006	2005	2004	2006	2005	2004
Non-interest-bearing demand deposits	$1,723,417	$1,641,264	$1,402,627
Interest-bearing demand deposits	390,510	365,825	298,742	2.13%	1.43%	0.79%
Savings deposits	3,455,634	3,703,527	3,767,873	2.09	1.26	0.76
Time deposits	5,408,434	4,527,894	3,729,530	4.24	3.20	2.75
Brokered deposits	515,473	387,708	306,076	4.41	3.10	2.33
Total deposits	11,493,468	10,626,218	9,504,848
Short-term borrowings	949,308	857,472	897,438	4.33	3.11	2.08
Junior subordinated debentures	285,520	188,734	174,385	7.68	6.45	4.99
Debt and FHLB advances	1,638,733	1,836,233	1,427,547	4.63	3.67	2.91
Total funding sources	$14,367,029	$13,508,657	$12,004,218

Table 17 is a schedule of maturities of time deposits in denominations of $100,000 or more as of December 31, 2006 and 2005:

Table 17 Maturity of Time Deposits of $100,000 or More
December 31,	2006	2005
Three months or less	$805,338	$486,086
Three through six months	481,247	381,298
Six through twelve months	408,713	287,970
Over twelve months	215,847	431,845
Total	$1,911,145	$1,587,199

Short-Term Borrowings

Table 18 sets forth certain information relative to borrowed funds with original maturities of less than one year. Included in these borrowed funds are federal funds	purchased, advances from the FHLB, securities sold under agreements to repurchase and bank lines of credit.

Table 18 Short-Term Borrowings
December 31,	2006	2005	2004
Balance at period-end	$1,120,074	$1,426,660	$1,282,644
Weighted average interest rate at period-end	4.34%	3.63%	2.01%
Maximum outstanding at any month-end during the year	$1,695,607	$1,426,660	$1,286,337
Average amount outstanding	1,271,401	1,250,694	1,109,910
Weighted average rates during the year	3.89%	2.82%	1.25%
For further information on the securities sold under agreements to repurchase, see Note 8 of the Consolidated Financial Statements.

Contractual Obligations and Commitments

Table 19 presents, as of December 31, 2006, Sky Financial’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts due to the recipient and do not include any unamortized premiums or discounts or other similar carrying amount adjustments.

Deposits without a stated maturity have been placed in the one year and less category for this presentation based on the clients’ ability to withdraw on a daily basis. However, from a practical standpoint, these deposits provide a stable long-term source of funding.

Table 19 Contractual Obligations(1)
Note	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
Deposits without a stated maturity	$6,267,297	$–	$–	$–	$6,267,297
Certificates of deposit	4,905,152	825,969	138,235	51,020	5,920,376
Brokered deposits	891,380	145,861	–	–	1,037,241
Federal funds purchased and securities sold under repurchase agreements	810,074	139,000	30,000	–	979,074
Bank lines of credit	35,000	–	–	–	35,000
Debt and FHLB advances	653,245	122,770	152,243	125,392	1,053,650
Operating leases	11,869	18,183	13,702	21,734	65,488
Junior subordinated debentures	–	–	–	334,764	334,764
Total	$13,574,017	$1,251,783	$334,180	$532,910	$15,692,890

(1)	In the banking industry, interest-bearing obligations are principally utilized to fund interest-bearing assets. As such, interest charges on related contractual obligations were excluded from reported amounts as the potential cash outflows would have corresponding cash inflows from interest-bearing assets.

Sky Financial obtains its funding from a variety of sources including retail and commercial deposits, securities sold under agreement to repurchase, federal funds purchased, FHLB advances, and debt securities offered by Sky Financial. By utilizing a mixture of these funding sources, Sky Financial is able to manage its contractual repayment dates.

    Sky Financial also enters into derivative contracts under which it is required to either receive cash or pay cash to counterparties depending on changes in interest rates. Derivative contracts are carried at their fair value on the consolidated balance sheet with the fair value representing the net present value of expected future cash receipts or payments based on market interest rates as of the balance sheet date. The contracts are primarily interest rate swaps and cash is settled quarterly. Because the derivative contracts recorded on the balance sheet at December 31, 2006 do not represent amounts that will ultimately be received or paid under these contracts, they are excluded from the table above.

A schedule of significant off-balance sheet commitments at December 31, 2006, is included in Table 20.
Table 20 Significant Commitments
	2006	2005
Commitments to extend credit	$3,904,904	$3,498,243
Standby letters of credit	268,988	299,427
Letters of credit	863	1,704

These commitments are extended to clients in the normal course of business and are subject to the same credit policies as making on-balance sheet commitments. Because many of the commitments are expected to expire without being drawn upon, the total amounts do not represent future cash flow requirements.

Liquidity Management

Management of liquidity is of continuing importance to the banking industry. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows of deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of balance sheet structure, the ability to liquidate assets and the availability of alternative sources of funds. To meet the needs of the clients and manage the risk of the bank, financial institutions have developed innovative ways to meet client needs while at the same time managing both liquidity and interest rate risk. This is being done primarily through liquidity management and the balance of deposit growth and alternative sources of borrowing.

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of December 31, 2006, a total of $5,175,600 of time deposits will mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, as well as original term and current rate. Heavy matu-

rity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Time deposit maturities are monitored and the percent retained is reported monthly to ALCO.

    Management of Sky Financial is confident that a significant portion of the scheduled maturities will be retained in 2007. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities, unused

Management’s Discussion and Analysis of

Financial Condition and Results of Operation

(Dollars and shares in thousands, except per share data)

borrowing capacity, security repurchase agreements and federal funds purchased.

At December 31, 2006, securities with maturities of one year or less totaled $16,578. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $646,779 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds with a wide variety of terms and structures. As of December 31, 2006, the banking subsidiary had total credit availability with the FHLB of $1,943,666, of which, $903,645 was outstanding.

Sky Financial is a holding company and does not conduct operations. Its primary sources of liquidity are borrowings from outside sources and dividends received from its subsidiaries. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. At December 31, 2006, $179,388 was available for distribution to Sky Financial as dividends without prior regulatory approval.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires May 25, 2007. It is anticipated that the line will be renewed. As of December 31, 2006, Sky Financial had a $35,000 outstanding balance on the line of credit.

The corporation manages liquidity risk in accordance with established policies primarily through the ALCO. Management has increased its monitoring of liquidity levels and has implemented strategies to increase liquidity. Strategies implemented in 2005 and 2006 include new retail, deposit retention and growth initiatives, an increased portfolio of a laddered maturity of brokered CDs and additional federal funds lines. As part of the Union Federal acquisition, Sky Financial acquired over $700,000 of brokered deposits with a higher liquidity risk due to the nature of the deposits. Management will continue to monitor the liquidity risk associated with these deposits and implement strategies to mitigate the risk associated with these deposits.

Capital Resources

Shareholders’ equity at year-end 2006 totaled $1,880,648 compared to $1,553,877 at December 31, 2005, an increase of 21%. The increase was primarily due to net retained earnings (net income less dividends) of $86,080, the issuance of $200,566 of common stock for acquisitions and the exercise of stock options.

    The Federal Reserve Board has established risk-based capital guidelines that must be observed by financial holding companies and banks. Sky Financial has consistently maintained the regulatory capital ratios of the corporation and its bank above “well capitalized” requirements. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classifications are subject to qualitative judgments by the regulators about components, risk weighting and other factors. Management believes, as of December 31, 2006, Sky Financial and Sky Bank meet all capital adequacy requirements for which they are subject. At December 31, 2006, Sky Financial’s and Sky Bank’s ratio of total capital to risk-weighted assets as defined by the regulatory framework for prompt corrective action were 12.0% and 12.0%. The capital position is managed through changes to balance sheet size and composition, issuance of debt and equity instruments, treasury stock activities, dividend policies and retention of earnings.

During 2005 the Federal Reserve Board issued a final rule revising the existing capital standards, which limit the inclusion of restricted core capital elements, including perpetual preferred stock and Trust preferred securities. The rule will be phased in for the quarter-ended March 31, 2009.

On December 5, 2006, the Federal Reserve Board published a draft interagency notice of proposed rulemaking regarding potential revisions to the existing risk-based capital framework. These changes would apply to banks, bank holding companies, and savings associations. The new rules known as Basel IA will be optional for organizations not required to adopt the Basel II advanced capital framework required only for the largest, most complex banks.

The potential modifications to the U.S. risk-based capital standards under Basel IA include:

■  Allow banking organizations other than the advanced Basel II organizations to elect to adopt Basel IA or remain subject to the existing risk-based capital rules.

■  Use loan-to-value ratios to determine risk-weights for most residential mortgages.

■  Increase the number of risk weight categories to which credit exposures may be assigned.

■  Expand the use of external credit ratings for certain externally-rated exposures.

■  Expand the range of collateral and guarantors that may qualify an exposure for lower risk weights.

■  Increase the credit conversion factors for certain commitments with an original maturity of less than one year.

■  Assess a risk-based capital charge to reflect the risks in securitizations with early amortization provisions that are backed by revolving exposures.

■  Remove the 50 percent limit on the risk weight that applies to certain derivative contracts.

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

As of December 31, 2006, Sky Financial has $335,294 of capital securities with wholly-owned unconsolidated subsidiaries, which are considered to be Tier I capital for regulatory purposes. Under the Federal Reserve Board’s regulatory framework, certain capital securities offered by wholly-owned unconsolidated trust preferred entities of Sky Financial are currently included as “Tier I” regulatory capital. The new rule continues to allow this inclusion limiting the Tier I inclusion to 25% of core capital for entities that are not internationally active. Amounts in excess of the 25% limit are eligible for inclusion in Tier II capital.

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

Sky Financial also utilizes interest rate swaps and caps to effectively modify its liability interest rate repricing to more effectively match the repricing characteristics of its assets. At December 31, 2006, the fair value of Sky Financial’s derivative arrangements aggregated $(335) on contracts with notional amounts of $630,903. Sky Financial monitors and manages its rate sensitivity position to maximize net interest income, while minimizing the risk due to changes in interest rates.

    Sky Financial also uses a rate sensitivity gap analysis to manage its interest rate risk. The difference between a financial institution’s interest rate sensitive assets (e.g., assets that will mature or reprice within a specific time period) and interest rate sensitive liabilities (e.g. liabilities that will mature or reprice within the same time period) is commonly referred to as its “interest rate sensitivity gap” or “gap.” An institution having more interest rate sensitive assets than interest rate sensitive liabilities within a given time period is said to have a “positive gap,” which generally means that if interest rates increase, a company’s net interest income will increase and if interest rates decrease, its net interest income will decrease. An institution having more interest rate sensitive liabilities than interest rate assets within a given time period is said to have a “negative gap,” which generally means that if interest rates increase, a company’s net interest income will decrease and if interest rates decrease, its net interest income will increase.

    The current policy imposes limits at the six-month and 12-month time periods that is measured in terms of the ratio of cumulative rate sensitive assets divided by rate sensitive liabilities. Table 21 presents the gap position of Sky Financial at December 31, 2006 and 2005.

Table 21 Gap Position
	Year-end	Year-end	ALCO Guidelines
	2006	2005	Max	Min
Six month	95.0%	102.5%	125%	95%
One year	90.0%	98.2%	125%	90%

    The interest rate shock simulation analysis measures the potential effect on earnings that an instantaneous parallel change in general interest rates could have on net interest income and economic value of equity. Sky Financial applies hypothetical interest rate shocks up 200 and 100 basis points and down 100 and 200 basis points to its financial instruments based on the assumed cash flows. The economic value of equity measures the price risk of the entire balance sheet by discounting expected cash flows of all assets and liabilities and netting the result. This provides a longer-term view of the interest rate risk profile of the company that is focused on the current economic value of assets and liabilities that make up the balance sheet at a static point in time. The shock then examines how the economic value of the company would change if market rates were different. As demonstrated in Table 22, as of December 31, 2006, the projected volatility of net interest income and economic value of equity due to the hypothetical changes in market rates are within ALCO guidelines.

Table 22 Rate Shock Analysis
	Year-end	Year-end	ALCO
	2006	2005	Guidelines
One year net interest income change
+200 Basis points	0.4%	1.8%	(10.0)%
+100 Basis points	0.3	1.0	(5.0)
-100 Basis points	(0.7)	(2.0)	(5.0)
-200 Basis points	(4.5)	(5.8)	(10.0)
Net present value of equity change
+200 Basis points	(13.4)%	(11.3)%	(15.0)%
+100 Basis points	(6.3)	(5.2)	(10.0)
-100 Basis points	3.7	3.2	(10.0)
-100 Basis points	5.4	3.6	(15.0)

The proceeding analysis is based on numerous assumptions, including relative levels of market interest rates, instantaneous and parallel shifts in the yield curve, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual or future results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have a material effect on the financial position of the company at December 31, 2006.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Sky Financial recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The cumulative change in accounting recorded directly to retained earnings and the effect on 2007 income from operations is not material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: an amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Sky Financial adopted FAS 156 on January 1, 2007 and did not elect the fair value measurement option.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments: an amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sky Financial does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

Forward Looking Statements

This report includes forward-looking statements by Sky Financial relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates), acquisition, reorganization and divestiture transactions and similar matters. Such statements are based upon the current beliefs and expectations of Sky Financial’s management and are subject to risks and uncertainties. While Sky Financial believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by Sky Financial in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; capital investment in and operating results of non-banking business ventures of Sky Financial; governmental legislation and regulation; material unforeseen changes in the financial condition or results of operations of Sky Financial’s clients; client reaction to and unforeseen complications with respect to Sky Financial’s integration of acquisitions; difficulties in realizing expected cost savings from acquisitions; difficulties associated with data conversions in acquisitions; and other risks identified from time-to-time in Sky Financial’s other public documents on file with the Securities and Exchange Commission. This report also contains certain forward-looking statements about the benefits of the merger between Huntington and Sky Financial Group, which are subject to numerous assumptions, risks, and uncertainties. Actual results could differ materially from those contained or implied by such statements for a variety of factors including: the businesses of Huntington and Sky Financial Group may not be integrated successfully or such integration may take longer to accomplish than expected; the expected cost savings and any revenue synergies from the merger may not be fully realized within the expected timeframes; disruption from the merger may make it more difficult to maintain relationships with clients, associates, or suppliers; the required governmental approvals of the merger may not be obtained on the proposed terms and schedule; Huntington and/or Sky Financial’s stockholders may not approve the merger; and other factors described in Huntington’s registration statement on Form S-4 regarding the merger. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

Item 7A. Quantitative and Qualitative

Disclosures About Market Risk

The information contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of	Operations - Market Risk Management” on page 30 of this Form 10-K is incorporated herein by reference in response to this item.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered

Public Accounting Firm

To the Board of Directors and Shareholders of

Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited the accompanying consolidated balance sheets of Sky Financial Group, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sky Financial Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, in 2005.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Deloitte & Touche LLP

Cleveland, Ohio

February 22, 2007

Consolidated Balance Sheets

(Dollars and shares in thousands, except per share data)

December 31,	2006	2005
Assets
Cash and due from banks	$345,858	$318,114
Interest-earning deposits with financial institutions	12,245	15,037
Federal funds sold	40,000	–
Loans held for sale	20,019	24,184
Securities	3,129,960	3,097,472
Total loans	12,826,817	11,149,222
Less allowance for credit losses	(172,990)	(144,461)
Net loans	12,653,827	11,004,761
Premises and equipment, net	206,145	166,797
Goodwill	728,260	521,862
Core deposit and other intangibles, net	73,442	67,077
Accrued interest receivable and other assets	516,338	467,987
Total assets	$17,726,094	$15,683,291
Liabilities
Deposits
Non-interest-bearing deposits	$1,953,658	$1,734,113
Interest-bearing deposits	11,266,995	9,021,563
Total deposits	13,220,653	10,755,676
Securities sold under repurchase agreements and federal funds purchased	978,661	1,053,244
Debt and Federal Home Loan Bank advances	1,103,786	1,940,989
Junior subordinated debentures owed to unconsolidated subsidiary trusts	335,294	184,799
Accrued interest payable and other liabilities	207,052	194,706
Total liabilities	$15,845,446	$14,129,414
Shareholders’ Equity
Common stock, no par value; 350,000 shares authorized; 118,728 and 110,207 shares issued in 2006 and 2005	1,442,507	1,221,571
Retained earnings	516,626	430,710
Treasury stock; 1,750 and 1,899 shares in 2006 and 2005	(47,303)	(51,418)
Accumulated other comprehensive loss	(31,182)	(46,986)
Total shareholders’ equity	1,880,648	1,553,877
Total liabilities and shareholders’ equity	$17,726,094	$15,683,291

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Income

(Dollars in thousands, except per share data)

For The Years Ended December 31,	2006	2005	2004
Interest Income
Loans, including fees	$860,699	$695,969	$543,085
Securities
Taxable	150,993	133,317	118,035
Nontaxable	458	234	321
Federal funds sold and other	1,341	704	502
Total interest income	1,013,491	830,224	661,943
Interest Expense
Deposits	332,938	209,286	141,764
Borrowed funds	139,007	106,286	68,868
Total interest expense	471,945	315,572	210,632
Net interest income	541,546	514,652	451,311
Provision for credit losses	36,854	52,249	37,660
Net interest income after provision for credit losses	504,692	462,403	413,651
Non-Interest Income
Trust services income	24,279	21,918	18,281
Service charges and fees on deposit accounts	67,707	55,570	47,964
Mortgage banking income	23,141	24,991	24,844
Brokerage and insurance commissions	67,394	59,172	55,820
Net securities (losses) gains	(21,184)	3,662	14,569
Derivative losses on swaps	(5,895)	–	–
Net cash settlements on swaps	(40)	–	–
Other income	63,468	46,069	41,939
Total non-interest income	218,870	211,382	203,417
Non-Interest Expenses
Salaries and employee benefits	243,281	214,555	193,611
Occupancy and equipment expense	72,560	68,402	59,096
Merger, integration and restructuring expense	6,575	1,771	4,542
Amortization expense	15,803	14,887	10,979
Other operating expense	100,336	100,432	88,296
Total non-interest expenses	438,555	400,047	356,524
Income from continuing operations before income taxes	285,007	273,738	260,544
Income taxes	94,669	91,547	85,344
Income from continuing operations	190,338	182,191	175,200
Income from discontinued operations
(net of tax of $200 and $10,348 respectively)	–	372	19,155
Net Income	$190,338	$182,563	$194,355
Basic Earnings Per Common Share
Income from continuing operations	$1.73	$1.71	$1.76
Income from discontinued operations	–	0.00	0.19
Net Income	$1.73	$1.71	$1.95
Diluted Earnings Per Common Share
Income from continuing operations	$1.72	$1.69	$1.74
Income from discontinued operations	–	0.00	0.19
Net Income	$1.72	$1.69	$1.93

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars and shares in thousands, except per share data)

	Common Shares	Treasury Shares	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance, December 31, 2003	92,485	42	$764,860	$234,000	$(742)	$458	$998,576
Comprehensive income
Net income				194,355			194,355
Other comprehensive loss						(7,395)	(7,395)
Total comprehensive income							186,960
Cash dividends ($.85 per share)				(84,814)			(84,814)
Treasury shares acquired		68			(1,588)		(1,588)
Shares issued for stock option exercises	872		19,929				19,929
Shares issued to acquire EOB, Inc.	177		4,558				4,558
Shares issued to acquire Second Bancorp	11,953		310,645				310,645
Shares issued to acquire Spencer-Patterson Insurance Agency	297		7,637				7,637
Shares issued to acquire Prospect Bancshares	1,139		29,052				29,052
Fractional shares and other items	29	3					–
Balance, December 31, 2004	106,952	113	1,136,681	343,541	(2,330)	(6,937)	1,470,955
Comprehensive income
Net income				182,563			182,563
Other comprehensive loss						(40,049)	(40,049)
Total comprehensive income							142,514
Cash dividends ($.89 per share)				(95,070)			(95,070)
Treasury shares acquired		1,911			(52,407)		(52,407)
Treasury shares issued for restricted stock awards		(133)	(3,531)		3,531		–
Restricted stock forfeited		5			(127)		(127)
Shares issued for stock option exercises	657		13,773				13,773
Stock based compensation expense			5,237				5,237
Shares issued to acquire Belmont Bancorp	1,765		49,689				49,689
Shares issued to acquire EOB, Inc.	13		336				336
Shares issued to acquire Benefits Design Agency	137		3,902				3,902
Shares issued to acquire Steiner Insurance Agency	111		3,178				3,178
Shares issued to acquire Becker-McDowell Agency	222		6,351				6,351
Shares issued to acquire Falls Bank	350		9,890				9,890
Fractional shares and other items		3	(3,935)	(324)	(85)		(4,344)
Balance, December 31, 2005	110,207	1,899	1,221,571	430,710	(51,418)	(46,986)	1,553,877
Comprehensive income
Net income				190,338			190,338
Other comprehensive income						15,804	15,804
Total comprehensive income							206,142
Cash dividends ($.94 per share)				(104,258)			(104,258)
Treasury shares issued for restricted stock awards		(157)	(4,266)		4,266		–
Restricted stock forfeited		8	151		(151)		–
Stock based compensation expense			8,026				8,026
Shares issued for stock option exercises	768		16,459				16,459
Shares issued to acquire Peter B. Burke Agency	64		1,777				1,777
Shares issued to acquire Lindig Benefit Consultants	44		1,101				1,101
Shares issued to acquire Waterfield Mortgage Company, Inc.	7,467		193,320				193,320
Shares issued to acquire Wells River Bancorp, Inc.	178		4,368				4,368
Fractional shares and other items				(164)			(164)
Balance, December 31, 2006	118,728	1,750	$1,442,507	$516,626	$(47,303)	$(31,182)	$1,880,648

The accompanying notes are an integral part of the consolidated financial statements.

Consolidated Statements of Cash Flows

(Dollars in thousands)

For The Years Ended December 31,	2006	2005	2004
Operating Activities
Net income	$190,338	$182,563	$194,355
Net earnings of discontinued operations	–	(372)	(19,155)
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation, amortization and accretion	23,592	28,578	22,633
Stock-based compensation expense	8,026	5,237	–
Net losses (gains) on sales of assets	11,112	(16,715)	(14,751)
Net gain on the sale of a business	(6,658)	–	–
Provision for credit losses	36,854	52,249	37,660
Proceeds from sales of loans held for sale	938,858	1,101,314	1,128,777
Disbursements on originations of loans held for sale	(925,102)	(1,080,056)	(1,110,148)
Derivative losses on swaps	5,895	–	–
Tax benefits from tax deductions in excess of the compensation cost recognized	(1,811)	(2,643)	–
Net change in other liabilities	(18,913)	21,388	(20,483)
Net change in other assets	(28,198)	(14,683)	21,118
Net cash provided by operating activities of continuing operations	233,993	276,860	240,036
Net cash used for operating activities of discontinued operations	–	–	(3,560)
Investing Activities
Net decrease (increase) in interest-earning deposits with financial institutions	419,792	20,745	(3,232)
Net (increase) decrease in federal funds sold	(40,000)	13,480	–
Securities:
Proceeds from maturities and payments	563,947	627,290	754,932
Proceeds from sales	842,471	127,667	225,923
Purchases	(1,029,908)	(722,371)	(1,052,584)
Proceeds from sales of non-mortgage loans	364,117	255,560	99,115
Net increase in loans	(688,496)	(672,758)	(608,005)
Purchases of premises and equipment	(23,236)	(27,485)	(20,401)
Proceeds from sales of premises and equipment	1,118	5,466	20,053
Proceeds from sales of other real estate	14,574	15,300	12,975
Net cash paid from breakage of derivative instruments	(4,744)	–	–
Proceeds from sale of discontinued operations, net of cash sold	–	–	68,207
Net cash (paid) received in acquisitions and divestitures	(37,039)	(7,358)	23,170
Net cash provided by (used for) investing activities of continuing operations	382,596	(364,464)	(479,847)
Net cash used for investing activities of discontinued operations	–	–	(26,126)
Financing Activities
Net increase in deposit accounts	621,765	124,940	336,125
Net (decrease) increase in federal funds and repurchase agreements	(73,757)	12,361	(49,874)
Net (decrease) increase in short-term FHLB advances	(577,702)	200,000	(106,500)
Net increase (decrease) in borrowings under bank lines of credit	35,000	–	(61,000)
Proceeds from issuance of junior subordinated debt to unconsolidated subsidiary trust	154,640	–	–
Repayment of junior subordinated debt to unconsolidated subsidiary trust	(32,000)	–	(16,000)
Proceeds from issuance of debt and long-term FHLB advances	69,979	218,775	265,723
Repayment of debt and long-term FHLB advances	(703,242)	(253,140)	(100,087)
Cash dividends and fractional shares paid	(99,987)	(93,659)	(80,731)
Proceeds from issuance of common stock	14,648	13,773	19,929
Treasury stock purchases	–	(52,407)	(1,588)
Tax benefits from tax deductions in excess of the compensation cost recognized	1,811	2,643	–
Other items	–	25	–
Net cash (used for) provided by financing activities of continuing operations	(588,845)	173,311	205,997
Net cash provided by financing activities of discontinued operations	–	–	31,129
Net increase (decrease) in cash and due from banks	27,744	85,707	(32,371)
Cash and due from banks at beginning of year	318,114	232,407	264,778
Cash and due from banks at end of year	$345,858	$318,114	$232,407
Supplemental Disclosures
Interest paid	$465,995	$315,455	$206,023
Income taxes paid	109,808	76,216	70,220
Value of shares issued for acquisitions	200,566	73,346	351,892
Transfer of loans to other real estate	15,403	22,091	11,172

Non-cash activity related to the acquisitions included the purchase of assets with a fair value of $2,590,510 and the assumption of liabilities of $2,243,905 in 2006; the purchase of assets with a fair value of $438,505 and the assumption of liabilities of $342,622 in 2005; and the purchase of assets with a fair value of $2,494,497 and the assumption of liabilities of $2,135,005 in 2004.

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

Derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income (loss), net of tax and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur. Ineffectiveness is recorded as derivative gains (losses) on swaps as a component of non-interest income.

During 2005, Sky Financial began a program to provide clients the ability to swap from variable to fixed interest rates on commercial loans. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to offset its exposure on the variable to fixed rate swap on the commercial loan. These arrangements are not designated as hedges under Financial Accounting Standards (FAS) No. 133, Accounting for Derivatives and Hedging Activities, as amended. Accordingly, the interest rate swaps with both the clients and third parties are carried at fair value while the changes in fair value offset each other in the income statement.

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

Sky Financial does not use the fair value option for accounting for mortgage servicing rights. MSRs are amortized in proportion to, and over the period of, estimated net servicing income. Management periodically evaluates MSRs for impairment by stratifying the loans in the servicing portfolio primarily based on loan type, coupon rate and region. Impairment is measured by estimating the fair value of each stratum, taking into consideration the estimated level of prepayments based upon current market expectations. An impairment allowance for a stratum is recorded when its fair value is less than its carrying value, and the impairment is deemed by management to be temporary. Amortization and impairments are charged to mortgage banking income. Recoveries of impairment reduce the allowance and increase income.

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

Allowance for Credit Losses

The allowance for credit losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans, taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance is inherently subjective due to the aforementioned reasons. Changes in estimates are recorded currently through provision for credit losses. Loan losses are charged-off against the allowance when management believes that the full collectibility of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance. Allowances established to provide for losses under commitments to extend credit or recourse provisions under loan sales agreements or servicing agreements are classified within other liabilities.

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

Sky Financial maintains the allowance for credit losses at a level adequate to absorb management’s estimate of probable losses inherent in the loan portfolio. The allowance is comprised of a general allowance, a specific allowance for identified problem loans and an unallocated allowance representing estimations done pursuant to either FAS No. 5, Accounting for Contingencies, or FAS No. 114, Accounting by Creditors for Impairment of a Loan.

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

Specific allowances are established for all classified loans, where management has determined that, due to identified significant conditions, it is probable that Sky Financial will be unable to collect all amounts due according to the contractual terms of the loan agreement. The unallocated allowance recognizes the estimation risk associated with the allocated general and specific allowances and incorporates management’s evaluation of existing conditions that are not included in the allocated allowance determinations. These conditions are reviewed quarterly by management and include general economic conditions, credit quality trends, recent acquisitions and internal loan review and regulatory examination findings.

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

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation, which is computed primarily using the straight-line method over the estimated useful life of the owned asset and, for leasehold improvements, generally over the lesser of the remaining term of the lease facility or the estimated economic life of the improvement. The useful lives range from three to 10 years for equipment, furniture and fixtures and 10 to 40 years for buildings and improvements. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life. The adjusted cost of the specific assets sold or disposed of is used to compute gains or losses on disposal. These assets are reviewed for impairment when events indicate their carrying value may not be recoverable. If management determines an impairment exists, the asset is reduced with an offsetting charge to expense.

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

Stock Dividends and Treasury Stock

Shares of Sky Financial stock may be acquired for reissuance in connection with stock option plans, for stock dividend declarations and for general corporate purposes. The treasury shares acquired are recorded at cost. The fair value of shares issued in stock dividends is transferred from retained earnings to common stock, to the extent of available retained earnings. Any excess of fair value over available retained earnings is considered a return of capital and thus is transferred from common stock.

Stock-Based Compensation

In 2005, Sky Financial adopted FAS No. 123(R), Share-Based Payment. Sky adopted FAS 123(R) using the modified retrospective method for interim periods. As a result, the results of operations for the full years of 2006 and 2005 include expense related to stock options, while the 2004 results of operations does not include expense related to stock options.

Sky Financial maintains a restricted stock plan for eligible employees. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant.

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for the years ended December 31, 2006 and 2005:

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
Merger, Integration and Restructuring Expense
Merger, integration and restructuring expenses primarily represent professional fees, severance and other personnel related costs, lease terminations, valuation adjustments for certain premises, equipment and other assets and integration costs related to mergers and acquisitions. (See Note 16.)
Income Taxes
Sky Financial utilizes an asset and liability approach for financial accounting and reporting of income taxes. The provision for income taxes is the sum of taxes currently payable and the

	2006	2005
Stock option expense	$5,248	$4,107
Restricted stock expense	2,778	1,130
Total expense	$8,026	$5,237
Tax benefit	$2,809	$1,833

Sky Financial uses the Black-Scholes option pricing model for all grant date estimations of fair value under FAS 123 and FAS 123(R) and will continue to use this model, as Sky Financial believes that its stock options have characteristics for which the Black-Scholes model provides an acceptable measure of fair value. For all of Sky Financial’s option plans, options are issued to employees and directors at-the-money. The expected term of an option represents the period of time that Sky Financial expects the options granted to be outstanding. Sky Financial bases this estimate on a number of factors, including vesting period, historical data, expected volatility and blackout periods. The expected volatility used in the option pricing calculation is estimated considering both historical and implied volatility. Sky Financial believes that historical volatility alone is not a good predictor of the expected volatility. Given the absence of traded options in Sky Financial shares and the effects of significant merger activity on the historical volatility, the expected volatility assumption for Sky Financial options incorporates both the historical volatility and an estimated implied volatility. The expected dividend yield represents the expected dividend rate that will be paid out on the underlying shares during the expected term of the option, taking into account any expected dividend increases. Sky Financial’s options do not permit option holders to receive dividends and therefore the expected dividend yield was factored into the calculation. The risk-free rate is assumed to be a short-term treasury rate on the date of grant, such as a U.S. Treasury zero-coupon issue with a term equal to the expected term of the option.

    Stock option expense was computed with the following weighted average assumptions as of the grant dates:

	2006	2005	2004
Risk-free interest rate	4.55%	3.70%	3.20%
Expected option life (years)	6.00	6.00	7.00
Expected stock price volatility	20%	22%	23%
Dividend yield	3.68%	3.17%	3.34%

Prior to the adoption of FAS 123(R), forfeitures were recognized as they occurred. The cumulative effect of adopting FAS 123(R), which includes the impact of changing from the prior	method of recognizing forfeitures as they occur to estimating forfeitures at the grant date, was not material.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 1 Summary of Significant Accounting Policies (continued)

In accordance with Sky Financial’s stock option and restricted shares plans, employee participants age 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial’s accounting policy was to recognize compensation cost over the contractual vesting period with no acceleration based on retirement age. Compensation cost for all awards granted prior to the adoption of FAS 123(R) continue to be recognized over the contractual vesting period and any remaining unrecognized compensation cost will be accelerated when an employee actually retires. Compensation cost for awards granted or modified after the adoption of FAS 123(R) will be recognized over a period to the date an employee first becomes eligible for retirement. In accordance with this change in policy, stock option expense for 2006 and 2005 included expense of $447 and $403, respectively, for stock options that were granted to retirement eligible participants prior to the adoption of FAS 123(R) that are continuing to be expensed over the contractual terms of the option.

Prior to the adoption of FAS 123(R), employee compensation expense under stock option plans was accounted for under the intrinsic value method. No stock-based compensation cost was reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at grant date. The following table illustrates the effect on 2004 net income and earnings per share if expense was measured using the fair value recognition provisions of FAS No. 123, Accounting for Stock Options.

2004
Net income as reported	$194,355
Deduct: total stock-based compensation expense determined under fair-value-based method for all awards, net of tax benefit	(3,514)
Pro forma net income	$190,841
Basic earnings per share as reported	$1.95
Pro forma basic earnings per share	1.92
Diluted earnings per share as reported	1.93
Pro forma diluted earnings per share	1.90

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income. Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, adjustments related to cash flow hedges and adjustments to pension liabilities that are also recognized as separate components of equity.

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

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements

No. 87, 88, 106, and 132R) (FAS 158), requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity. The requirement by FAS 158 to recognize the funded status of a benefit plan and the disclosure requirements of FAS 158 are effective as of the end of the fiscal year ending after December 15, 2006 for entities with publicly traded equity securities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of FAS 158 did not have a material effect on the financial position of the company at December 31, 2006.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction, even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Sky Financial has not determined the impact of adopting FAS 157 on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Sky Financial recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The cumulative change in accounting recorded directly to retained earnings and the effect on 2007 income from operations is not material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: An Amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement is required as of the beginning of the first fiscal year that begins after September 15, 2006. Sky Financial adopted FAS 156 on January 1, 2007 and did not elect the fair value measurement option.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments: An Amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Sky Financial does not expect the adoption of FAS 155 to have a material effect on the results of operations or the statement of condition.

Note 2 Mergers, Acquisitions, Business Formations and Divestitures

Huntington Merger

On December 20, 2006, Sky Financial and Huntington Bancshares Incorporated (Huntington) announced the signing of a definitive agreement to merge the two companies in a stock (90%) and cash (10%) transaction valued at approximately $3.5 billion. Under the terms of the agreement, Sky Financial Group shareholders will receive 1.098 shares of Huntington common stock, on a tax-free basis, and a taxable cash payment of $3.023 for each share of Sky Financial Group.

The merger was unanimously approved by both companies’ boards of directors and is expected to close early in the 2007 third quarter, pending customary regulatory approvals, as well as the approval of Huntington’s and Sky Financial Group’s shareholders.

Community Banking Acquisitions

Wells River

On November 15, 2006, Sky Financial completed its acquisition of Wells River Bancorp, Inc. (Wells River) and its wholly-owned subsidiary, Perpetual Savings Bank, a $71.3 million bank that operates three full-service branches in Ohio’s Columbiana County. The aggregate purchase price was $10,992, including direct acquisition costs of $24. The acquisition of Wells River expands Sky Financial’s community banking business further in the eastern Ohio market. Wells River shareholders received approximately 178 shares of Sky Financial common stock and cash of $6,600. The total purchase price for Wells River has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2006, is preliminary.

Union Federal

On October 17, 2006, Sky Financial completed its acquisition of Union Federal Bank of Indianapolis (Union Federal) and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added approximately $2.3 billion in assets. The aggregate purchase price was $332,195 including direct acquisition costs of approximately $2,369. Waterfield shareholders received $136,505 in cash and 7,467 shares of Sky Financial common stock. The acquisition of Union Federal Bank expands Sky Financial’s Indiana presence into the growing Indianapolis market with the addition of 42 branches in this area. Sky Financial also acquired Waterfield Insurance as part of the acquisition. The total purchase price for Union Federal has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at December 31, 2006, is preliminary.

Falls Bank

On November 29, 2005, Sky Financial completed its acquisition of Falls Bank, an $80 million bank that operates two full-service branches in the Akron, Ohio market. The aggregate purchase price was $12,273, including direct acquisition costs of $36. The acquisition of Falls Bank expanded Sky Financial’s community banking business further into the Akron market. Falls Bank shareholders received 350 shares of Sky Financial common stock and cash of $2,348. The total purchase price for Falls Bank has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 2 Mergers, Acquisitions, Business Formations and Divestitures (continued)

Belmont Bancorp

On June 1, 2005, Sky Financial completed its acquisition of Belmont Bancorp (Belmont), a $297 million bank holding company headquartered in St. Clairsville, Ohio, and its wholly-owned subsidiary, Belmont National Bank. The aggregate purchase price was $68,431, including direct acquisition costs of $37. Belmont’s offices located in Belmont, Harrison and Tuscarawas counties in Ohio, and Ohio County in West Virginia expanded Sky Financial’s community banking business further into these markets. Belmont Bancorp shareholders received approximately 1,765 shares of Sky Financial common stock and cash of $18,705. The total purchase price for Belmont has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values.

Prospect Bancshares

On November 30, 2004, Sky Financial acquired Prospect Bancshares, Inc. (Prospect), a $202 million bank holding company headquartered in Worthington, Ohio, and its wholly-owned subsidiary Prospect Bank, by acquiring all of the outstanding capital stock of Prospect Bancshares for an aggregate purchase price of $46,754, including direct acquisition costs of $77. Prospect Bancshares shareholders received approximately 1,139 shares of Sky Financial common stock and cash of $17,600.

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

The acquisitions complement Sky Financial’s operations in its regional banking structure by enhancing its presence in these areas. The value of the common stock issued for each of the acquisitions was determined based on the market price of Sky Financial’s common stock on the date that the final terms of the acquisitions were agreed to and announced. The results of operations for the acquired institutions have been included in the consolidated financial statements since the date of acquisition. The following table presents the allocation of the purchase price, including direct acquisition costs, for the Wells River, Union Federal, Falls Bank, Belmont, Prospect and Second acquisitions to assets acquired and liabilities assumed, based on their fair values:

	Wells River	Union Federal	Falls	Belmont	Prospect	Second
Cash and interest-earning deposits	$1,561	$505,329	$1,764	$13,540	$3,985	$44,683
Loans	48,571	1,323,935	65,519	161,955	196,533	1,293,733
Securities available for sale	18,502	389,081	4,233	92,640	1,105	519,029
Premises and equipment	1,465	36,572	2,763	8,784	4,134	18,955
Core deposit intangible assets	917	20,615	778	7,155	2,140	31,449
Goodwill	4,747	212,227	6,563	33,589	31,082	245,120
Other assets	523	25,172	4,644	19,418	4,032	98,440
Total assets acquired	76,286	2,512,931	86,264	337,081	243,011	2,251,409
Deposits	58,459	1,786,026	53,496	229,135	169,986	1,251,801
Debt	6,473	364,854	17,551	34,961	15,790	646,315
Other liabilities	362	29,856	2,944	4,554	10,558	40,555
Total liabilities acquired	65,294	2,180,736	73,991	268,650	196,334	1,938,671
Net assets acquired	$10,992	$332,195	$12,273	$68,431	$46,677	$312,738

The following (unaudited) pro forma consolidated results of operations have been prepared as if the acquisitions of Wells River and Union Federal occurred as of the beginning of each period presented, with Falls Bank and Belmont being presented as of January 1, 2005:

December 31,	2006	2005
Net interest income	$579,061	$555,461
Income from continuing operations	188,103	175,180
Income from continuing operations per share - Basic	1.62	1.52
Income from continuing operations per share - Diluted	1.61	1.52
Net income	188,103	175,552
Net income per share – Basic	1.62	1.52
Net income per share – Diluted	1.61	1.50

The pro forma results for 2005 included losses of $22,512 from the sale of investment securities recorded by Union Federal and approximately $800 of merger costs recorded by Belmont.

Sky Financial recorded pre-tax merger, integration and restructuring charges totaling $6,575, $1,771 and $4,542 during 2006, 2005 and 2004, respectively,

related to the acquisitions noted above. See Note 16 for additional discussion. The pro forma information presented is for informational purposes only and is not indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time, nor is it intended to be a projection.

Financial Service Affiliate Acquisitions

On September 30, 2006, Sky Financial acquired Lindig Benefits Consultants located in Worthington, Ohio for 44 shares of Sky Financial common stock and $104 in cash.

On January 3, 2006, Sky Financial acquired the Peter B. Burke Insurance Agency in Pittsburgh, Pennsylvania for 64 shares of Sky Financial common stock and $206 in cash.

On October 4, 2005, Sky Financial acquired Becker- McDowell Agency, Inc. and Steiner Insurance Agency, Inc., both located in Wooster, Ohio. Becker-McDowell was acquired for 222 shares of Sky Financial common stock and $580 in cash. Steiner Insurance Agency was acquired for 111 shares of Sky Financial common stock and $288 in cash.

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

Entity	Location	Date	Total Assets	Cash Paid	Shares Issued
Wells River Bancorp	Wellsville, OH	November 15, 2006	$71.3 million	$6.6 million	0.2 million
Waterfield Mortgage Company, Inc.	Ft. Wayne, IN	October, 17, 2006	2.3 billion	136.5 million	7.5 million
Lindig Benefits Consultants	Worthington, OH	September 30, 2006	0.1 million	0.1 million	0.1 million
Peter B. Burke Insurance Agency	Pittsburgh, PA	January 3, 2006	1.5 million	0.2 million	0.1 million
Falls Bank	Stow, OH	November 29, 2005	80.3 million	2.3 million	0.4 million
Becker-McDowell Agency, Inc.	Wooster, OH	October 4, 2005	0.4 million	0.58 million	0.2 million
Steiner Insurance Agency, Inc.	Wooster, OH	October 4, 2005	0.5 million	0.29 million	0.1 million
Benefit Design Agency, Inc.	Findlay, OH	August 1, 2005	–	0.66 million	0.1 million
Belmont Bancorp	St. Clairsville, OH	June 1, 2005	0.3 billion	18.7 million	1.7 million
Prospect Bancshares, Inc.	Worthington, OH	November 30, 2004	0.2 billion	17.6 million	1.1 million
Second Bancorp Incorporated	Warren, OH	July 1, 2004	2.0 billion	–	12.0 million
EOB, Inc.	Canton, OH	April 1, 2004	0.2 million	0.52 million	0.2 million
Spencer Patterson Insurance Agency	Findlay, OH	January 5, 2004	0.3 million	0.79 million	0.3 million

Business Divestitures

In 2006, Sky Financial sold a portion of its insurance business related primarily to wholesale insurance and realized a pre-tax gain of $6,658.

On March 31, 2004, Sky Financial completed the sale of Sky Financial Solutions, its dental financing affiliate. The sale resulted in a $31.2 million pre-tax gain. See Note 26.

Note 3 Securities

The estimated fair values and unrealized gains and losses of securities at year-end are as follows:

	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
2006
U.S. Treasury	$200	$1	$–	$199
U.S. government agencies and corporations	65,927	–	(1,040)	66,967
Obligations of states and political subdivisions	43,555	98	(16)	43,473
Corporate and other securities	4,950	–	–	4,950
Mortgage-backed securities	2,785,018	3,748	(48,235)	2,829,505
Total debt securities available for sale	2,899,650	3,847	(49,291)	2,945,094
Marketable equity securities available for sale	36,599	514	(57)	36,142
FHLB, FRB & Bankers’ Bank stock(1)	193,711	–	–	193,711
Total securities	$3,129,960	$4,361	$(49,348)	$3,174,947
2005
U.S. Treasury	$301	$2	$–	$299
U.S. government agencies and corporations	191,273	13	(4,077)	195,337
Obligations of states and political subdivisions	7,690	83	(2)	7,609
Corporate and other securities	24,111	584	(35)	23,562
Mortgage-backed securities	2,698,074	766	(66,007)	2,763,315
Total debt securities available for sale	2,921,449	1,448	(70,121)	2,990,122
Marketable equity securities available for sale	31,459	748	(1,128)	31,839
FHLB, FRB & Bankers’ Bank stock(1)	144,564	–	–	144,564
Total securities	$3,097,472	$2,196	$(71,249)	$3,166,525

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 3 Securities (continued)

Sky Financial evaluates its securities portfolio for other-than-temporary impairment throughout the year. Each investment, which has an indicative market value less than the book value, is reviewed on a monthly basis by management. Management considers, at a minimum, the following factors that, both individually or in combination, could indicate that the decline is other-than- temporary: 1) the length of time and extent to which the market value has been less than book value; 2) the financial condition and near-term prospects of the issuer; or 3) the intent and ability of Sky Financial to retain the investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. Among the factors that are considered in determining intent and ability is a review of capital adequacy, interest rate risk profile and liquidity at Sky Financial.

An impairment is recorded against individual securities if the review described above concludes that the decline in value is other than temporary. In fourth quarter of 2006, Sky Financial determined that an investment in a corporate equity security with a book value of $9,065 and a fair value at the end of the year of $7,384 was impaired. The fair value of the equity security had been below Sky Financial’s cost for the security in excess of a year and Sky Financial was unable to forecast the near-term recovery of the value of the security. As a result, Sky Financial recorded an other-than-temporary impairment of $1,681 related to this security.

The fair values of investments with an amortized cost in excess of their fair value at December 31, 2006 and 2005 are as follows:

	Less than 1 year		More than 1 year		Total
	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses	Aggregate Fair Value	Gross Unrealized Losses
December 31, 2006
U.S. Treasury	$99	$–	$–	$–	$99	$–
U.S. government agencies and corporations	–	–	65,927	(1,040)	65,927	(1,040)
Obligations of states and political subdivisions	2,697	(9)	473	(7)	3,170	(16)
Corporate and other securities	1,000	–	–	–	1,000	–
Mortgage-backed securities	323,257	(1,594)	1,675,480	(46,641)	1,998,737	(48,235)
Total debt securities available for sale	327,053	(1,603)	1,741,880	(47,688)	2,068,933	(49,291)
Marketable equity securities available for sale	–	–	280	(57)	280	(57)
Total securities	$327,053	$(1,603)	$1,742,160	$(47,745)	$2,069,213	$(49,348)
December 31, 2005
U.S. Treasury	$198	$–	$–	$–	$198	$–
U.S. government agencies and corporations	62,965	(831)	108,375	(3,246)	171,340	(4,077)
Obligations of states and political subdivisions	478	(2)	–	–	478	(2)
Corporate and other securities	–	–	5,500	(35)	5,500	(35)
Mortgage-backed securities	1,292,396	(19,633)	1,205,736	(46,374)	2,498,132	(66,007)
Total debt securities available for sale	1,356,037	(20,466)	1,319,611	(49,655)	2,675,648	(70,121)
Marketable equity securities available for sale	7,451	(1,128)	–	–	7,451	(1,128)
Total securities	$1,363,488	$(21,594)	$1,319,611	$(49,655)	$2,683,099	$(71,249)

The estimated fair value of debt securities at December 31, 2006, by contractual maturity, are shown in the accompanying table. Expected maturities will likely differ from contractual maturities because some issuers have the right to call or prepay obligations with or without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$16,578
Due after one year through five years	131,669
Due after five years through ten years	515,553
Due after ten years through fifteen years	1,197,807
Due after fifteen years through twenty years	348,802
Due after twenty years	689,241
Total debt securities available for sale	$2,899,650

The gross realized gains and losses from the sales of securities are as follows:

	2006	2005	2004
Gross realized gains on sales	$439	$5,002	$16,866
Gross realized losses on sales	19,942	1,340	2,297

The gross realized losses on sales do not include the $1,681 of losses related to the impairment discussed above.

     During the fourth quarter of 2006, Sky Financial restructured its balance sheet to strengthen capital ratios, maintain a sound interest rate risk position and enhance the net interest margin following the completion of its recent acquisitions of Union Federal and Wells River. The restructuring actions resulted in a reduction in total assets, which included the sale of $505,629 of available-for-sale, fixed-rate investment securities with an average yield of 3.74% and the elimination of federal funds sold coming from the Union Federal acquisition. With the sale proceeds, Sky Financial paid off $254,702 of FHLB advances and $72,000 of borrowings, with a combined average cost of 5.92% and reduced federal funds purchased. In addition to de-leveraging the balance sheet, these actions should improve the net interest margin and increase net interest income in the upcoming quarters. This balance sheet restructuring resulted in realized losses on sales of securities of $19,435 recorded as a component of net securities gains (losses) and net gains of $4,183 recorded as other income related to the extinguishment of the debt and related derivative instruments.

Securities pledged to secure public deposits and repurchase agreements totaled $2,086,820 and $2,080,838 at December 31, 2006 and 2005, respectively.

Note 4 Loans and Allowance for Credit Losses

The loan portfolio at year-end was as follows:

	2006	2005
Real estate loans:
Construction	$823,327	$601,814
Residential mortgage	3,737,726	2,916,248
Non-residential mortgage	3,451,926	3,500,482
Commercial, financial and agricultural	4,031,549	3,423,470
Installment and credit card loans	782,289	707,208
Total loans	$12,826,817	$11,149,222

The 2005 loan categories have been reclassified to conform to the current year presentation. In 2006, Sky Financial changed the method of classifying certain loans, which resulted in a decrease in loans classified as construction and an increase in non-residential real estate and commercial, financial and agricultural loans.

Most of Sky Financial’s business activity is conducted through Sky Bank with clients in the respective local areas of the bank. These areas encompass parts of eastern Ohio, western Ohio, central Indiana, southeastern Michigan, western Pennsylvania and northern West Virginia. Sky Bank’s loan portfolio is diversified, consisting of commercial, residential, agribusiness, consumer and small business loans. In Sky Bank’s loan portfolio, no significant industry concentrations exist and amounts related to highly-leveraged transactions are not significant. Total loans include overdrafts of $7,309 and $5,596 at December 31, 2006 and 2005, respectively.

Sky Financial evaluates each client’s creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management’s evaluation of the client. Collateral held relating to commercial, financial, agricultural and commercial mortgages varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. Loans on which the accrual of interest has been discontinued totaled $137,111 and $119,030 at December 31, 2006 and 2005, respectively.

In conjunction with the Union Federal acquisition on October 17, 2006, Sky Financial acquired loans approximating $1,359,926. Union Federal’s allowance for credit losses at the acquisition date of October 17, 2006 was $36,017. Sky Financial determined that certain loans acquired in the Union Federal acquisition had evidence of deterioration of credit quality and it was probable that all contractual required payments would not be collected on these loans. Sky Financial determined that 47 loans with a book value totaling approximately $13,591 and with a fair value of $7,466 were within the guidelines set forth under SOP 03-3. These loans have been recorded by Sky Financial at their fair value and the allowance for credit losses was reduced by $6,125. Accordingly, Sky Financial recorded $29,892 of allowance for credit losses on loans not subject to SOP 03-3 related to the Union Federal acquisition. The amount of interest income recorded on these loans during 2006 was not material.

In conjunction with the Wells River acquisition on November 15, 2006, Sky Financial acquired loans approximating $49,000 and determined that the entire $487 of allowance for credit losses was not subject to SOP 03-3.

The remaining loans acquired from the Belmont acquisition in 2005 that were being accounted for under SOP 03-3 were not material at December 31, 2006. There were no loans acquired from Falls Bank that were accounted for under SOP 03-3.

In the normal course of business, Sky Financial has made loans to certain directors, executive officers and their affiliates. Loan activity relating to these individuals for 2006 is as follows:

Aggregate balance - December 31, 2005			$41,723
New loans			79,901
Repayments			(58,875)
Other changes			(5,975)
Aggregate balance - December 31, 2006			$56,774
Activity in the allowance for credit losses was as follows:
	2006	2005	2004
Balance at beginning of year	$144,461	$151,389	$124,943
Provision for credit losses	36,854	52,249	37,660
Loans charged-off	(49,640)	(71,126)	(43,635)
Recoveries	10,941	9,341	8,698
Allowance for acquired institutions/sold portfolio	30,379	2,887	23,723
Transfer to allowance for unfunded commitments and letters of credit	(5)	(279)	–
Balance at end of year	$172,990	$144,461	$151,389

Information regarding impaired loans is as follows:

For The Years Ended December 31,	2006	2005
Year-end impaired loans with no allowance for credit losses allocated	$25,839	$24,303
Year-end impaired loans with allowance for credit losses allocated	53,496	51,652
Year-end allowance for credit losses allocated to impaired loans	13,416	9,044
Average investment in impaired loans during the year	86,497	84,168
Cash-basis interest income recognized during the year	1,949	1,459

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 5 Premises and Equipment

Premises and equipment as of year-end are summarized as follows:

	2006	2005
Land, buildings and improvements	$226,373	$186,154
Equipment, furniture and fixtures	169,839	163,840
Construction in process	4,920	3,662
Total premises and equipment	401,132	353,656
Less accumulated depreciation and amortization	(194,987)	(186,859)
Premises and equipment, net	$206,145	$166,797

Included in premises and equipment are buildings, land and land improvements that secure capitalized leases with a cost of $1,784 and $3,368, less accumulated amortization and depreciation of $1,734 and $3,194 at December 31, 2006 and 2005, respectively. Depreciation expense was $19,658 in 2006, $20,647 in 2005 and $20,967 in 2004. Rental payments for land and buildings are accounted for as operating lease expense. Total rent expense amounted to $16,873 in 2006, $15,347 in 2005 and $11,217 in 2004. Minimum future rentals under operating leases are as follows: 2007, $11,869; 2008, $9,874; 2009, $8,309; 2010, $7,316; 2011, $6,386; 2012 and thereafter, $21,734.

Note 6 Goodwill and Intangible Assets

Net goodwill activity by segment was as follows:

	Community Banking	Financial Services Affiliates	Total
Balance at December 31, 2003	$152,282	$33,577	$185,859
Net change	276,220	13,179	289,399
Balance at December 31, 2004	$428,502	$46,756	$475,258
Net change	33,069	13,535	46,604
Balance at December 31, 2005	$461,571	$60,291	$521,862
Net change	216,807	(10,409)	206,398
Balance at December 31, 2006	$678,378	$49,882	$728,260

In 2006, as part of the sale of the portion of the insurance business discussed in Note 2, Sky Financial reduced the goodwill of the Financial Services Affiliates by $13,179.

Goodwill is reviewed annually for impairment or more frequently if impairment indicators exist. Sky Financial completed this review during the second quarter of 2006 and determined that goodwill was not impaired.

Other intangible assets at December 31, 2006 and 2005 were $73,442 and $67,077, respectively, net of accumulated amortization of $20,418 and $15,885, respectively. These assets consist primarily of core deposits intangibles and customer relationship intangibles.

The core deposit intangibles at December 31, 2006 and 2005 were $69,989 and $63,335, respectively, net of accumulated amortization of $19,445 and $15,583, respectively. The customer relationship intangibles at December 31, 2006 and 2005 were $3,453 and $3,742, respectively, net of accumulated amortization of $973 and $302, respectively.

During 2006, Sky Financial recorded additional intangible assets of $22,216 related to core deposit intangibles and customer relationships. This total amount will be amortized over a weighted average period of approximately eleven years. Of this total, $21,532 related to core deposit intangibles that will be amortized over a weighted average period of approximately eleven years. Also included in this total is $684 of customer relationship intangibles that will be amortized over a weighted-average period of approximately eight years.

Amortization expense related to the intangible assets was $15,803, $14,887 and $10,979 during 2006, 2005 and 2004, respectively. For the years ending 2007 through 2011, the estimated future amortization expense will be approximately $17,592, $16,161, $13,610, $11,758 and $10,411, respectively.

Note 7 Interest-Bearing Deposits

Total interest-bearing deposits as presented on the balance sheet are comprised of the following classifications at year-end (certain amounts from prior year have been reclassified to conform to current year presentation):

	2006	2005
Interest-bearing demand	$398,147	$327,587
Savings, including MMDA	3,915,492	3,422,487
Brokered deposits	1,034,412	345,184
Time In denominations under $100,000	4,007,799	3,339,106
In denominations of $100,000 or more	1,911,145	1,587,199
Total interest-bearing deposits	$11,266,995	$9,021,563

At December 31, 2006, the scheduled maturities of time
deposits are as follows:
2007	$4,905,108
2008	643,309
2009	182,118
2010	103,628
2011	34,338
Thereafter	50,443
$5,918,944

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

The following table summarizes certain information relative to these borrowings:

	2006	2005
Outstanding at year-end	$978,661	$1,053,244
Weighted average interest rate at year-end	4.41%	3.96%
Maximum amount outstanding as of any month-end	$1,368,972	$1,053,224
Average amount outstanding	957,165	857,472
Approximate weighted average interest rate during the year	4.38%	3.09%

Included in the above as of December 31, 2006, are repurchase agreements in excess of one year as summarized below:

		Weighted Average Life in Years Based on Stated Maturity	Weighted Average Life in Years Based on Call Dates
Stated maturity in 2008	$139,000	1.5	1.5
Stated maturity in 2011	30,000	4.1	4.1
Total repurchase agreements in excess of one year	$169,000	2.0	2.0

The weighted average rate on repurchase agreements in excess of one year was 7.12% at December 31, 2006 and 5.57% at December 31, 2005

At December 31, 2005, repurchase agreements in excess of one year were $311,806 with a weighted average life based on stated maturity of 2.3 years and a weighted average life based on call dates of 2.1 years.

Note 9 Debt and Federal Home Loan Bank Advances

Sky Financial’s debt and Federal Home Loan Bank (“FHLB”) advances are comprised of the following at December 31:

	2006	2005
Borrowings under FHLB line of credit at weighted interest rate of 4.96% for 2006	$903,645	$1,775,583
Borrowings under bank line of credit	35,000	–
Subordinated note at 7.08%, due January 2008	50,000	50,000
Subordinated note at 6.125%, due October 2012	65,000	65,000
Subordinated note at 5.35%, due April 2013	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts	335,294	184,799
Capital lease obligation and other items	141	406
Total	$1,439,080	$2,125,788

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 9 Debt and Federal Home Loan Bank Advances (continued)

Lines of Credit

Sky Financial maintains a credit facility with a group of financial institutions in the form of a short-term line of credit. This line of credit is subject to renewal on an annual basis. The commitment on the line was $100,000 in 2006 and 2005. Interest on advances taken on the facility is accrued at either a formula based on the London Interbank Offering Rate (LIBOR), or a formula based on the federal funds rate. Sky Financial may elect the interest rate method to be applied to amounts outstanding. The agreement provides for a quarterly fee of .150% on the commitment amount of the credit facility. The agreement contains covenants that require Sky Financial, among other things, to maintain an acceptable level of capital and asset quality as defined by the agreement. The average amount outstanding in 2006 was $288 with an average cost of 5.83%, compared to $578, with an average cost of 3.56% in 2005.

FHLB Advances

FHLB advances are collateralized by all shares of FHLB stock owned by the subsidiary bank and by 100% of the subsidiary bank’s qualified residential mortgage loans. The subsidiary bank may increase its borrowing capacity by pledging securities. Based on the carrying amount of FHLB stock owned by the subsidiary bank, total FHLB advances are limited to approximately $1,943,666, subject to the availability of qualified residential mortgage loans for pledging.

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

During the second quarter of 2006, Sky Financial issued $150,000 of trust preferred securities in advance of the fourth quarter acquisition of Union Federal Bank. In addition, as part of the acquisition, Sky Financial acquired the Waterfield Capital Trust I and Waterfield Capital Trust II. As part of its balance sheet restructuring in the fourth quarter, Sky Financial redeemed junior subordinated debentures with a par value of $32,000 related to the Second Bancorp Capital Trust I.

The following table summarizes the issuance date, par value, interest rate, redemption price, redemption date and hedged average rate for the junior subordinated debentures at December 31, 2006:

Unconsolidated Subsidiary Trusts	Issuance Date	Par Value	Interest Rate	Redemption Price	Redemption Date	Hedged Average Rate
Sky Financial Capital Trust IV	June 30, 2006	$75,000	Variable	100.00%	July 1, 2011	6.49%
Sky Financial Capital Trust III	April 6, 2006	75,000	Variable	100.00	June 30, 2011	6.43
Sky Financial Capital Trust II	September 25, 2003	30,000	Variable	100.00	October 8, 2008	N/A
Prospect Trust I	March 27, 2003	6,000	Variable	100.00	April 7, 2008	N/A
Waterfield Capital Trust II	July 11, 2002	10,000	Variable	100.00	July 7, 2007	N/A
Waterfield Capital Trust I	April 10, 2002	20,000	Variable	100.00	April 22, 2007	N/A
Sky Financial Capital Trust I	March 31, 2000	60,000	9.34%	104.67	May 1, 2010	N/A
Mid Am Capital Trust	June 30, 1997	23,600	10.20	105.10	June 1, 2007	N/A
First Western Capital Trust	February 11, 1997	25,000	9.88	104.94	February 1, 2007	N/A

Debt obligations related to unconsolidated subsidiary trust follows:

	2006	2005
Interest at 9.88%, due February 2027	$25,774	$26,393
Interest at 10.20%, due June 2027	24,451	24,245
Interest at 9.34%, due May 2030	61,856	63,502
Interest at 9.00%, due December 2031	–	33,374
Interest at 9.09% (variable), due April 2032	20,949	–
Interest at 9.02% (variable), due October 2032	10,413	–
Interest at 8.63% (variable), due April 2033	6,283	6,357
Interest at 8.32% (variable), due October 2033	30,928	30,928
Interest at 6.77% (variable), due June 2036	77,320	–
Interest at 6.77% (variable), due June 2036	77,320	–
Total junior subordinated debentures owed to unconsolidated subsidiary trusts	$335,294	$184,799

Other

At December 31, 2006, required annual principal payments on debt and FHLB advances are presented in the following table:

2007	$ 653,325
2008	28,696
2009	104,102
2010	159,358
2011	28,913
Thereafter	464,686
Total	$1,439,080

Note 10 Derivative Instruments and Hedging Activities

Sky Financial’s hedging policies permit the use of interest rate swaps, caps and floors to manage interest rate risk or to hedge specified assets and liabilities. Sky Financial uses derivative instruments, primarily interest rate swaps, to manage interest rate risk on certain liabilities by hedging either the fair value of certain fixed-rate debt or the cash flow variability associated with certain variable rate debt.

The derivative instruments and hedging relationships have been designated and qualify as either fair value or cash flow hedges. To qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, the effectiveness of each hedging relationship is assessed both at hedge inception and at each reporting period thereafter. Also, at the end of each reporting period, ineffectiveness in the hedging relationships is measured as the difference between the change in fair value of the derivative instruments and the change in fair value of either the hedged items (fair value hedges) or expected cash flows (cash flow hedges). Ineffectiveness, if any, is recorded as derivative gains (losses) on swaps as a component of non-interest income.

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

During the third quarter of 2006, Sky Financial redesignated the affected derivatives related to the convertible advances from the Federal Home Loan Bank of Cincinnati as hedges using the long-haul method of hedge accounting and then in the fourth quarter, these derivatives were terminated. The breakage of these instruments with a total notional value of $205,000 resulted in a gain of $930 ($605 after-tax). Included in this gain is $457 related to recording ineffectiveness on the swaps and was recorded as derivative gains on swaps and the remaining $473 was recorded as a component of other income. The swaps related to the junior subordinated debentures owed to unconsolidated subsidiary trust were not redesignated as hedges and Sky Financial terminated the swaps. The breakage of these instruments during the third quarter of 2006 with a total notional value of $108,600 resulted in a gain of $3,228 ($2,098 after-tax) recorded as derivative gains on swaps.

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $284,150 of advances from the Federal Home Loan Bank of Cincinnati (FHLB) and $130,000 of wholesale repurchase agreements to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At December 31, 2006, Sky Financial had $18,153 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities identical to the commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. The hedging arrangements of the advances from the FHLB, the wholesale repurchase agreements and the long-term fixed rate commercial loans are considered highly effective, and changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items. As a result, the changes in the fair value do not result in an impact on net income.

During 2006, Sky Financial recorded income of $984 related to the ineffectiveness of the swaps of the convertible advances from the FHLB that is recorded as deriavative gains (losses) on swaps.

Cash Flow Hedges

In the first quarter of 2006, Sky Financial entered into two interest rate swaps that fix the rate on $150,000 of variable rate borrowings on junior subordinated debentures owed to unconsolidated subsidiary trusts. As part of its financing of the fourth quarter acquisition of Union Federal Bank, Sky Financial borrowed $150,000 under junior subordinated debentures in the second quarter. Under the terms of the arrangement, Sky Financial pays a fixed rate of interest and receives a variable rate based on LIBOR. Hedge effectiveness is assessed on a quarterly basis using the long-haul method. The effective portion of the change in the swap’s fair value is recorded in other comprehensive income, net of tax. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the variable-rate subordinated notes. The change in net unrealized losses on cash flow hedges reflects a reclassification of $200 of net unrealized gains from accumulated other comprehensive income to interest expense during 2006. During 2007, Sky Financial estimates that $266 of unrealized gains will be reclassified.

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. The changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $219 in 2006 and 2005 and $220 in 2004. No deferred gains or losses in accumulated other comprehensive income at December 31, 2006 are expected to be reclassified to income from continuing operations in 2007.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 10 Derivative Instruments and Hedging Activities (continued)

The following table presents the contract/notional and fair value amounts of all derivative transactions at December 31, 2006 and 2005:

	Notional Amount	Fair Value	Fixed Rate	Variable Rate	Maturity Years
At December 31, 2006
Designated hedging instruments
Fair value hedges	$432,303	$13	4.65%	4.74%	1.00
Cash flow hedges	150,000	(405)	6.46	6.72	4.50
Interest rate caps	48,600	57	–	–	1.92
Total derivative hedging instruments	$630,903	$(335)
At December 31, 2005
Designated hedging instruments
Fair value hedges	$362,415	$(2,981)	6.94%	6.52%	9.64
Interest rate caps	48,600	168	–	–	2.92
Total derivative hedging instruments	$411,015	$(2,813)

Interest Rate Swaps on Behalf of Clients

Sky Financial has entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At December 31, 2006 and 2005, Sky Financial had $159,371 and $65,138, respectively, of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in 2006 and 2005 related to these swaps.

Note 11 Income Taxes

Income taxes consisted of the following:

	2006	2005	2004
Current
Federal	$86,772	$84,891	$75,407
State and local	852	390	541
	87,624	85,281	75,948
Deferred
Federal	6,847	6,258	9,378
State and local	198	8	18
	7,045	6,266	9,396
Total provision for income taxes	$94,669	$91,547	$85,344

Note 11 Income Taxes (continued)

The sources of gross deferred tax assets and liabilities were as follows at December 31 (certain amounts related to basis diference on acquired assets from prior years have been reclassified to conform to current year presentation):

	2006	2005	2004
Items giving rise to deferred tax assets:
Allowance for loan losses in excess of tax reserve	$61,579	$48,923	$52,949
Intangible assets	4,397	4,846	5,182
Deferred compensation	10,373	11,412	10,928
Net deferred loan fees and costs	5,900	7,075	5,737
Interest on non-accrual loans	6,756	7,299	5,220
Post-retirement benefits	1,237	1,430	1,592
Net operating loss carryforward	5,837	12,128	11,722
Cash flow hedge	393	109	604
Unrealized loss on securities available for sale	15,475	23,806	3,323
Pension liability	922	1,385	–
Accrued stock-based compensation	4,331	1,744	–
Merger, integration and restructuring expense	–	–	863
Depreciation	146	440	–
Basis difference on acquired assets	2,516	127	35
Other	5,960	2,434	2,214
	125,822	123,158	100,369
Items giving rise to deferred tax liabilities:
FHLB stock dividends	(22,238)	(16,529)	(13,947)
Mortgage servicing rights	(12,529)	(13,356)	(14,218)
Depreciation	–	–	(3,621)
Purchase accounting adjustments	(21,161)	(9,678)	(4,765)
Other	(885)	(1,144)	(914)
	(56,813)	(40,707)	(37,465)
Net deferred tax asset	$69,009	$82,451	$62,904

Total federal income tax expense differs from the expected amounts computed by applying the statutory federal tax rate of 35% to income before taxes. The reasons for this difference are as follows:

	2006		2005		2004
	Amount	Tax Rate	Amount	Tax Rate	Amount	Tax Rate
Income tax expense based upon the federal statutory rate on income before income taxes	$99,752	35.0%	$95,808	35.0%	$91,190	35.0%
Bank-owned life insurance earnings	(2,211)	(0.8)	(2,610)	(1.0)	(2,055)	(0.8)
Tax exempt income	(1,771)	(0.6)	(1,911)	(0.7)	(1,831)	(0.7)
Deductible ESOP dividends	(1,097)	(0.4)	(1,074)	(0.4)	(924)	(0.4)
Dividend exclusions	(131)	(0.0)	(119)	(0.0)	(494)	(0.2)
Other, net	127	0.0	1,453	0.5	(542)	(0.2)
	$94,669	33.2%	$91,547	33.4%	$85,344	32.7%

Tax (benefit) expense attributable to securities gains and losses totaled $(6,826), $1,281 and $5,099 in 2006, 2005 and 2004, respectively.

For the years ended 2006, 2005, and 2004, the tax benefit associated with stock option exercises directly to paid in capital was $1,745, $2,660, and $3,175, respectively.

At December 31, 2006, the Company had unused net operating losses and general business tax credits expiring from 2018 to 2024. Sky Financial anticipates all net operating losses and general business credits will be fully utilized.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 12 Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	2006	2005	2004
Other comprehensive income (loss)
Securities available for sale:
Unrealized gains (losses) arising during period	$2,882	$(55,055)	$(6,018)
Reclassification adjustment for losses (gains) included in income	21,184	(3,662)	(14,569)
Cash flow hedge derivatives:
Change in fair value on cash flow hedge derivatives	(812)	380	8,598
Amounts reclassified to income from discontinued operations	–	–	616
Pension liability and other	1,060	(3,277)	–
Total	24,314	(61,614)	(11,373)
Tax effect	(8,510)	21,565	3,978
Total other comprehensive (loss) income	$15,804	$(40,049)	$(7,395)

Accumulated other comprehensive income (loss) consisted of the following:

	Securities Available for Sale	Pension Liability And Other	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
December 31, 2003	$6,662	$–	$(6,204)	$458
Other comprehensive income (loss)
Pre-tax	(20,587)	–	9,214	(11,373)
Tax effect	7,204	–	(3,226)	3,978
Total	(13,383)	–	5,988	(7,395)
December 31, 2004	(6,721)	–	(216)	(6,937)
Other comprehensive income (loss)
Pre-tax	(58,717)	(3,277)	380	(61,614)
Tax effect	20,551	1,147	(133)	21,565
Total	(38,166)	(2,130)	247	(40,049)
December 31, 2005	(44,887)	(2,130)	31	(46,986)
Other comprehensive income (loss)
Pre-tax	24,066	1,060	(812)	24,314
Tax effect	(8,423)	(371)	284	(8,510)
Total	15,643	689	(528)	15,804
December 31, 2006	$(29,244)	$(1,441)	$(497)	$(31,182)

Note 13 Earnings Per Common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares issuable under stock options and restricted shares.

Basic and diluted earnings per share computations were as follows:

	2006	2005	2004
Numerator
Income from continuing operations	$190,338	$182,191	$175,200
Income from discontinued operations	–	372	19,155
Net income	$190,338	$182,563	$194,355
Denominator
Weighted-average common shares outstanding (basic)	110,107	106,796	99,461
Dilutive effect of stock options and restricted shares	847	1,177	1,107
Weighted-average common shares outstanding (diluted)	110,954	107,973	100,568
Basic Earnings Per Common Share
Income from continuing operations	$1.73	$1.71	$1.76
Income from discontinued operations	–	0.00	0.19
Net income	$1.73	$1.71	$1.95
Diluted Earnings Per Common Share
Income from continuing operations	$1.72	$1.69	$1.74
Income from discontinued operations	–	0.00	0.19
Net income	$1.72	$1.69	$1.93

Weighted shares under option of 2,171 in 2006, 291 in 2005 and 38 in 2004 were excluded from the diluted earnings per share calculation, as they were anti-dilutive.

Note 14 Fair Values of Financial Instruments

The following table shows carrying values and the related estimated fair values of financial instruments at year-end. Items that are not financial instruments are not included.

	2006		2005
	Carrying Amounts	Estimated Fair Value	Carrying Amounts	Estimated Fair Value
Financial Assets:
Cash and due from banks	$345,858	$345,858	$318,114	$318,114
Interest-bearing deposits with financial institutions	12,245	12,245	15,037	15,037
Federal funds sold	40,000	40,000	–	–
Securities available for sale	3,129,960	3,129,960	3,097,472	3,097,472
Loans held for sale and loans, net of the allowance for credit losses	12,673,846	12,578,959	11,028,945	10,933,216
Interest receivable	87,103	87,103	67,910	67,910
Financial Liabilities:
Deposits	(13,220,653)	(13,227,861)	(10,755,676)	(10,738,870)
Securities sold under repurchase agreements and federal funds purchased	(978,661)	(973,751)	(1,053,244)	(1,048,656)
Debt, FHLB advances and junior subordinated debentures	(1,439,000)	(1,476,120)	(2,125,382)	(2,157,825)
Interest payable	(34,754)	(34,754)	(28,804)	(28,804)
Derivative Financial Instruments:
Interest rate swaps	(392)	(392)	(2,981)	(2,981)
Interest rate caps	57	57	168	168

For purposes of the above disclosures of estimated fair value, the following assumptions were used: the carrying values for cash and due from banks, interest-bearing deposits with financial institutions and federal funds sold were considered to approximate fair value; the estimated fair value for securities was based on quoted market values for the individual securities or for equivalent securities; the estimated fair value for loans was based on estimates of the rate Sky Financial would charge for similar loans at December 31, 2006 and 2005, applied over estimated payment periods; the estimated fair value for demand and

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 14 Fair Values of Financial Instruments (continued)

savings deposits was based on their carrying value; the estimated fair value for certificates of deposit and borrowings was based on estimates of the rate Sky Financial would pay on such obligations at December 31, 2006 and 2005, applied for the time period until maturity. The fair value of interest rate swaps and caps represents the estimated amount the company would receive or pay to terminate the agreements, considering current interest rates, as well as the current creditworthiness of the counterparties. The capital lease obligations of $80 and $302 at December 31, 2006 and 2005 are not included in the carrying amounts or the estimated fair value. The estimated fair value of commitments was not material.

While these estimates of fair values are based on management’s judgment of appropriate factors, there is no assurance that, if Sky Financial had disposed of such items at December

31, 2006 or 2005, the estimated fair values would necessarily have been achieved at that date, because market values may differ depending on various circumstances. The estimated fair values at December 31, 2006 and 2005 should not necessarily be considered to apply at subsequent dates.

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

Note 15 Other Income and Other Operating Expense

The following is a summary of other income and other operating expense:

	2006	2005	2004
Other Income
Transaction fees	$20,322	$16,361	$13,246
Merchant income	6,667	6,024	6,929
Income from bank-owned life insurance	6,317	7,569	6,249
International fees	2,529	2,366	1,829
Other	27,633	13,749	13,686
Total other income	$63,468	$46,069	$41,939
Other Operating Expense
Marketing	$13,623	$12,818	$11,269
Legal and other professional fees	12,245	11,644	9,426
Loan costs	8,672	8,837	7,827
Telephone	8,360	8,401	7,608
Printing and supplies	6,092	6,734	6,054
State franchise taxes	1,300	3,981	3,255
Other	50,044	48,017	42,857
Total other operating expense	$100,336	$100,432	$88,296

Note 16 Merger, Integration and Restructuring Expenses

In 2006, Sky Financial recorded merger, integration and restructuring charges totaling $6,575 ($4,274 after-tax or $.04 per diluted share). Merger, integration and restructuring charges of $5,555 ($3,611 after-tax or $.03 per diluted share) related to the acquisition of Union Federal Bank. Included were data processing and conversion costs of $3,104, severance and other related employee costs of $703, professional fees and other costs of $1,708 and lease and contract termination costs of $40. Costs of $816 ($530 after-tax) were related to the Wells River acquisition. These charges consisted of data processing and conversion expense of $667, severance and other related employee costs of $117 and professional fees and other costs of $32. Costs of $102 ($ 66 after-tax) were related to acquisitions by Sky Insurance. These charges consisted of data processing and conversion costs of $65 and professional fees and other costs of $37. Costs of $102 ($67 after-tax) were also incurred related to prior year acquisitions.

During 2006, a total of 190 positions were eliminated as part of integrating the acquisitions, which involved

172 positions from Union Federal Bank and 18 positions from Wells River. Of this total, 72 employees from Union Federal Bank and seven from Wells River accepted outside employment. The remaining 100 employees from Union Federal Bank and 11 from Wells River Bancorp were involuntarily terminated with severance.

        In 2005, Sky Financial recorded merger, integration and restructuring charges totaling $1,771 ($1,151 after-tax or $.01 per diluted share). Merger, integration and restructuring charges of $1,168 ($759 after-tax or $.01 per diluted share) related to the acquisition of Belmont Bancorp. Included were data processing and conversion costs of $222, severance and other related employee costs of $401, professional fees and other costs of $463 and lease and contract termination costs of $82. Costs of $224 ($146 after-tax) were related to the Falls Bank acquisition. These charges consisted of data processing and conversion expense of $45 and professional fees and other costs of $179. In addition to the above costs for acquisitions, Sky Financial recorded $379 ($246 after-tax) for professional and other costs related to the pending acquisition of Union Federal.

Note 16 Merger, Integration and Restructuring Expenses (continued)

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

In 2004, Sky Financial recorded merger, integration and restructuring charges totaling $4,542 ($2,952 after-tax or $.03 per diluted share). Merger, integration and restructuring charges of $3,597 ($2,338 after-tax or $.02 per diluted share) related to the acquisition of Second Bancorp. Included were data processing and conversion costs of $669, severance and other related employee costs of $839, professional fees and other costs of $1,953 and lease and contract termination costs of $136. Costs of $786 ($511 after-tax or $.01 per diluted share) were related to the Prospect Bancshares acquisition. These charges consisted of severance and other related employee costs of $89, data processing and conversion expense of $203, and professional fees and other costs of $494. The remaining $159 ($103 after-tax or $.00 per diluted share) of costs are primarily related to the divestiture of Sky Financial Solutions.

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

The following is a summary of category activity in the merger, integration and restructuring liabilities for 2006 and 2005.

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/ Other Costs	Total
Balance as of January 1, 2005	$ 2,504	$ –	$ 690	$ 130	$ 3,324
Accruals charged to expense	401	267	82	1,021	1,771
Accruals from purchase accounting	1,852	–	835	15	2,702
Cash payments	(3,810)	(225)	(419)	(1,034)	(5,488)
Balance as of December 31, 2005	947	42	1,188	132	2,309
Accruals charged to expense	819	3,854	40	1,862	6,575
Accruals from purchase accounting	5,285	–	3,916	–	9,201
Cash payments	(5,365)	(3,795)	(4,481)	(1,994)	(15,635)
Balance as of December 31, 2006	$ 1,686	$ 101	$ 663	$ –	$ 2,450

Sky Financial expects to pay a majority of the

remainder of the accrued costs over the next one to two

years.

Note 17 Employee Benefits

The primary retirement plan of Sky is the Sky Financial Group Inc., Profit Sharing, 401(K) and ESOP Plan. Sky Financial also has a non-qualified supplemental retirement plan for certain individuals.

The Profit Sharing portion of the plan provides for contributions by Sky Financial as determined on a year-by-year basis. These contributions were 4%, 4.5% and 4% of eligible employee compensation in 2006, 2005 and 2004, respectively. Under the 401(k) portion of the plan, employees may contribute a percentage of their eligible compensation with a company match equal to 100% of the first 3% of the participant’s deferral contribution and 50% of the next 2% of the participant’s deferral contribution to a maximum match of 4%. Employees may contribute to this plan upon employment. Employer matching contributions commence immediately upon entering the 401(k) and are 100% vested at all times. Expenses related to this portion of the plan were $5,216, $5,863 and $3,981 in 2006, 2005 and 2004, respectively. The ESOP (Employee Stock Ownership Plan) portion of the plan provides for an annual employer contribution equal to 3% of eligible employees’ annual compensation. Expense related to this portion of the plan were $3,912, $3,909, and $2,986 in 2006, 2005 and 2004.

Total shares of Sky Financial common stock held by the Profit Sharing, 401(K) and Employee Stock Ownership Plan as of December 31, 2006 were 3,343.

Supplemental Retirement Plan

This plan replaces retirement benefits not allowed under Sky Financial’s qualified retirement plans because of eligible compensation limitations under current tax law. Sky Financial’s contribution under the plan is determined by multiplying the excess of employees’ eligible compensation over the IRS established limitation by the contribution level established by the Board of Directors for Sky Financial’s qualified plans.

The contribution rates were 11%, 11.5% and 11% for all three portions of the retirement plan in 2006, 2005 and 2004, respectively. Expenses related to this plan were $197, $243 and $306 in 2006, 2005 and 2004.

Frozen Pension Plans

In connection with Sky Financial’s acquisition of Second National and Three Rivers, Sky Financial sponsors two funded, defined benefit pension plans for eligible employees who are 21 years of age with one or more years of service. The Second National plan was frozen during the fourth quarter of 2004. Because this was contemplated in the Second National acquisition, a curtailment gain was considered in arriving at the benefit obligation and prepaid pension cost recorded at the acquisition date. Sky Financial expects to make contributions of $179 to the plan in 2007. Benefits paid to retirees are based on age at retirement, years of credited service and average compensation. The Three Rivers’ plan was frozen during the fourth quarter of 2002. Sky Financial does not expect to make any contributions to the plan in 2007.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 17 Employee Benefits (continued)

The following table sets forth the benefit obligation, fair value of plan assets and the funded status of Sky Financial’s plans; amounts recognized in Sky Financial’s financial statements; and the principal weighted average assumptions used at December 31, 2006 and 2005:

		2006	2005
Change in Benefit Obligation
Benefit obligation at beginning of period		$26,561	$25,100
Service cost		89	123
Interest cost		1,425	1,440
Benefits paid		(1,827)	(1,353)
Expected expenses		(89)	(123)
Actuarial (gain) loss		(472)	1,374
Benefit obligation at end of period		$25,687	$26,561
Change in Plan Assets
Fair value of plan assets at beginning of period		$20,718	$21,106
Actual return on plan assets, net of expenses		2,339	909
Employer contributions		179	179
Benefits paid		(1,827)	(1,353)
Expected expenses		(89)	(123)
Fair value of plan assets at end of period		$21,320	$20,718
Funded Status
Funded status at the end of year		$(4,367)	$(5,843)
Amounts recognized in the Consolidated Balance Sheet consist of accrued benefit liability		$(4,367)	$(5,843)

Amounts recognized in accumulated other comprehensive loss as of December 31 follow:
		2006	2005
Prior service cost		$–	$–
Transition obligation		–	–
Net loss		(2,633)	(3,957)
Total		$(2,633)	$(3,957)

	2006	2005	2004
Components of Net Periodic Benefit Cost
Service cost	$89	$123	$508
Interest cost	1,425	1,440	864
Expected return on plan assets	(1,721)	(1,797)	(1,105)
Recognized actuarial loss (gain)	60	41	(15)
Net periodic benefit cost	$(147)	$(193)	$252
Weighted-average assumptions at December 31
Discount rate	5.60%	5.60%	5.90%
Expected return on assets	8.20	8.19	8.00

During 2007, Sky Financial expects to reclassify $46 of net loss included as a component of accumulated other comprehensive income into net periodic benefit costs.

The accumulated benefit obligation for all plans was $25,687 and exceeded the fair value of plan assets for all years presented.

Sky Financial expects to make the following benefit payments, which reflect expected future service:

Year	Pension Benefits
2007	$1,095
2008	1,180
2009	1,187
2010	1,206
2011	1,286
2012 through 2016	8,535

The expected long-term rate of return on the plans’ assets reflects the average rate of earnings expected on the funds invested by each plan to provide for plan benefits. Management considers the long-term historical returns of the assets within the portfolio and adjusts the rate, as necessary, for expected future returns on the assets in the plans in determining the rate.

The plans’ asset allocations at December 31, 2006 by asset category are as follows:

	Target Allocation	Percent of Pension Plan Assets
Equity securities	60%	70%
Debt securities	40	26
Cash	–	4
Total	100%	100%

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

Other Plans of Merged Affiliates

Sky Financial, as part of its overall employee benefits design, settles plans of merged affiliates through consolidation into existing plans or termination of the plan. Perpetual Savings Bank participated in a multiple employer plan. On December 31, 2006, Sky Financial terminated its participation in the multiple employer plan. Perpetual Savings Bank’s multiple employer defined benefit plan which was frozen as of February 1, 2005 continues to be frozen as of the acquisition date. On January 1, 2007 Sky merged the Waterfield Group Savings and Investment Plan into the Sky Financial Group Inc., Profit Sharing, 401(k) and ESOP Plan.

On January 1, 2006 the following plans of acquired entities were merged into the Sky Financial Group Inc., Profit Sharing, 401(k) and ESOP Plan;

■	Belmont National Bank 401(k) Profit Sharing Plan
■	Benefits Design Agency of Ohio 401(k) Retirement Savings Plan
■	Becker-McDowell Agency, Inc. 401(k) Plan
■	Steiner Insurance Agency, Inc. 401(k) Employee Savings Plan
■	Cuyahoga Falls Bank Savings Bank 401(k) Profit Sharing Plan

Sky sponsored two 401(k) plans as the result of its 2004 acquisitions of Second National Bank and Prospect Bank. These plans were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan in January of 2005. Sky also sponsored three 401(k) plans as a result of prior acquisitions of Pennsylvania Capital Bank, Eastern Ohio Benefits and Meyer and Eckenrode. Eastern Ohio Benefits and Meyer and Eckenrode were merged into Sky’s Profit Sharing, 401(k) and ESOP Plan in January of 2005. Pennsylvania Capital Bank 401(k) was terminated in 2006.

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

The Sky Financial Group, Inc. 2004 Restricted Stock Plan was approved by Sky Financial’s shareholders in 2004. Under this plan, a total of 800,000 of authorized, but unissued shares of common stock shall be available. Compensation expense for restricted share awards is recognized ratably over the period of service, usually the restricted period, based upon the fair value of the stock on the date of grant.

A summary of the stock option activity in the plans is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,972	$21.48	7,131	$20.45	6,802	$18.82
Granted	1,026	25.74	764	27.84	1,344	25.45
Exercised	(745)	18.88	(762)	17.70	(907)	15.52
Forfeited	(111)	24.89	(161)	24.37	(108)	21.52
Outstanding at end of year	7,132	22.30	6,972	21.48	7,131	20.45
Options exercisable at end of year	5,356	21.30	4,963	20.38	4,870	19.78
Weighted average fair value of options granted during year		$4.54		$5.24		$4.80

The total intrinsic value of options exercised during the years ended December 31, 2006, 2005, and 2004, was $5,590, $7,805, and $9,920, respectively.

The total fair value of shares vested was $4,604 in 2006, $3,413 in 2005, and $4,382 in 2004.

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 18 Stock Options (continued)

Options outstanding at year-end 2006 were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (Years)	Number	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
$10.74 to $ 15.85	182	3.44	182	$15.36	3.44
$15.85 to $ 19.89	2,311	4.63	2,069	18.04	4.45
$19.90 to $ 25.00	2,064	4.77	1,910	22.40	4.63
$25.01 to $ 30.00	2,575	7.80	1,195	26.07	7.34
Outstanding at year-end	7,132	5.78	5,356	$21.30	5.12
Aggregate intrinsic value	$44,485		$38,794

A summary of Sky Financial’s nonvested restricted shares as of December 31, 2006 and 2005 and changes during the years ended December 31, 2006 and 2005 were as follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2005	–	$–
Granted	133	27.80
Vested	(2)	27.80
Forfeited	(5)	27.80
Nonvested at December 31, 2005	126	$27.80
Granted	157	26.35
Vested	(6)	27.19
Forfeited	(8)	27.04
Nonvested at December 31, 2006	269	$26.99

As of December 31, 2006, there was $8,976 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.1 years.

Sky Financial maintains a Stock Appreciation Rights (SAR) plan under which SARs were granted in tandem with stock options until 1998. Expense (income) related to the SARs was $(143) in 2006, $(40) in 2005 and $72 in 2004.

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

Financial instruments whose contract amounts represent credit risk at December 31 are presented below:

	2006	2005
Commitments to extend credit	$3,904,904	$3,498,243
Standby letters of credit	268,988	299,427
Letters of credit	863	1,704

The majority of the unfunded commitments at December 31, 2006 and 2005 are variable rate commitments, with approximately 21% or $889,000 and 20% or $755,000 having fixed rates in 2006 and 2005, respectively.

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

Mortgage banking income, a component of non-interest income, includes gain on sales of loans held for sale during 2006, 2005 and 2004 of $18,531, $22,246 and $25,572, respectively.

The following table summarizes information relating to Sky Financial’s mortgage banking activity as of December 31:

	2006	2005
Amounts held in agency accounts	$10,824	$10,316
Amounts held in escrow accounts	40,937	38,337
Mortgage banking receivables for advanced funds	4,136	4,711
Unpaid mortgage loan principal for loans serviced for investors	6,192,499	6,142,027
Mortgage servicing rights, net of accumulated amortization	$35,330	$37,651
Allowance for impairment of capitalized mortgage servicing rights	(27)	(7)
Net mortgage servicing rights	$35,303	$37,644

In 2006, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $65,616 and realized no net gain or loss on the sale. In 2005, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $25,599 and realized a net gain of approximately $22 on the sale. In 2004, Sky Financial sold certain servicing rights on mortgages that had an outstanding principal balance of $388,398 with a net gain of $1,020. At December 31, 2006, Sky Financial had firm commitments for the sale of approximately $42,317 of mortgage loans. The fair value of these commitments is not material.

Mortgage Servicing Rights:

	2006	2005
Balance at beginning of year	$37,644	$39,654
Originations	8,439	10,509
Acquired in acquisitions	226	62
Amortization	(10,986)	(13,600)
Impairment (charges) recoveries	(20)	1,019
Carrying value at end of year	$35,303	$37,644
Fair value at end of year	$60,262	$58,679

Impairment Reserve:
	2006	2005
Balance at beginning of year	$7	$1,026
Impairment charges (recoveries)	20	(1,019)
Balance at end of year	$27	$7

The key economic assumptions used to estimate the value of the mortgage service rights at December 31, 2006 and 2005 are presented in the table that follows. A sensitivity analysis of the current fair value to immediate 10% and 20% adverse changes in those assumptions as of December 31, 2006 is also presented. These sensitivities are hypothetical. Changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in the assumption to the change in fair value may not be linear. Also, the effect of a variation in a particular assumption on the fair value of the mortgage service rights is calculated independently without changing any other assumption. In reality, changes in one factor may result in changes in another (for example, changes in mortgage interest rates, which drive changes in prepayment rate estimates, could result in changes in the discount rates), which might magnify or counteract the sensitivities.

	2006	2005
Weighted-average constant prepayment rate	16.88%	17.66%
Weighted-average life (in years)	6.4	6.3
Weighted-average discount rate	10.22%	11.00%
Prepayment rate:
Decline in fair value from 10% adverse change	$2,796
Decline in fair value from 20% adverse change	5,443
Discount rate:
Decline in fair value from 10% adverse change	2,103
Decline in fair value from 20% adverse change	4,119

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 21 Regulatory Matters

Capital Maintenance Requirements

Sky Financial and Sky Bank must observe capital guidelines established by federal and state regulatory authorities. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and Sky Bank that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and Sky Bank must meet specific quantitative measures of their assets, liabilities and certain off-balance-sheet items as determined under regulatory accounting practices. Sky Financial’s and Sky Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2006, that Sky Financial and Sky Bank meet all capital adequacy requirements to which they are subject.

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

Sky Financial and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required for Capital Adequacy Purposes		Required to be Well-Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2006
Total capital to risk-weighted assets
Sky Financial	$1,728,756	12.1%	$1,145,890	8.0%	$1,432,362	10.0%
Sky Bank	1,674,968	12.0	1,121,830	8.0	1,401,038	10.0
Tier 1 capital to risk-weighted assets
Sky Financial	$1,430,069	10.0%	$572,945	4.0%	$859,417	6.0%
Sky Bank	1,432,087	10.2	560,415	4.0	840,623	6.0
Tier 1 capital to average assets
Sky Financial	$1,430,069	8.5%	$674,074	4.0%	$842,592	5.0%
Sky Bank	1,432,087	8.7	655,936	4.0	819,920	5.0
December 31, 2005
Total capital to risk-weighted assets
Sky Financial	$1,461,147	11.5%	$1,013,831	8.0%	$1,267,289	10.0%
Sky Bank	1,376,814	11.2	987,953	8.0	1,234,942	10.0
Tier 1 capital to risk-weighted assets
Sky Financial	$1,181,251	9.3%	$506,916	4.0%	$760,374	6.0%
Sky Bank	1,160,318	9.4	493,977	4.0	740,965	6.0
Tier 1 capital to average assets
Sky Financial	$1,181,251	8.0%	$593,486	4.0%	$741,857	5.0%
Sky Bank	1,160,318	7.9	587,832	4.0	734,790	5.0

Restrictions on Subsidiary Dividends

Dividends paid by Sky Financial are mainly provided for by dividends from its subsidiaries. However, certain restrictions exist regarding the ability of Sky Bank to transfer funds to Sky Financial in the form of cash dividends, loans or advances.

Regulatory approval is required in order to pay dividends in excess of Sky Bank’s earnings retained for the current year plus retained net profits since January 1, 2002. As of December 31, 2006, $179,388 was available for distribution to Sky Financial as dividends without prior regulatory approval.

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

The reported line of business results reflect the underlying operating performance within the business units. Parent and Other is comprised of the parent company and several smaller business units. It includes the net funding cost of the parent company and intercompany eliminations. Expenses for centrally-provided services and support are allocated based principally upon estimated usage of services. All merger, integration and restructuring charges and other charges and gains that management does not consider to be reflective of ongoing operations or expected to recur are included in parent and other. Substantially all of Sky Financial’s assets are part of the community banking line of business.

Note 22 Line of Business Reporting

Selected segment information is included in the following table:

	Community Banking	Financial Service Affiliates	Parent and Other	Consolidated Total
2006
Net interest income	$558,529	$495	$(17,478)	$541,546
Provision for credit losses	36,854	–	–	36,854
Net interest income after provision	521,675	495	(17,478)	504,692
Non-interest income	149,515	85,078	(15,723)	218,870
Non-interest expense	360,201	65,521	12,833	438,555
Income (loss) before income taxes	310,989	20,052	(46,034)	285,007
Income tax expense (benefit)	104,910	8,793	(19,034)	94,669
Net income (loss)(Note 1)	$206,079	$11,259	$(27,000)	$190,338
Intersegment revenues (expense)	$(26,102)	$(2,845)	$28,947	$–
Average assets	$16,000,643	$103,129	$89,018	$16,192,790
Depreciation and amortization	$33,179	$1,666	$615	$35,460
2005
Net interest income	$522,011	$400	$(7,759)	$514,652
Provision for credit losses	52,249	–	–	52,249
Net interest income after provision	469,762	400	(7,759)	462,403
Non-interest income	134,583	75,750	1,049	211,382
Non-interest expense	335,539	58,543	5,965	400,047
Income (loss) from continuing operations before income taxes	268,806	17,607	(12,675)	273,738
Income tax expense (benefit) from continuing operations	90,707	7,717	(6,877)	91,547
Net income from continuing operations (Note 2)	$178,099	$9,890	$(5,798)	$182,191
Intersegment revenues (expense)	$(22,873)	$(2,492)	$25,365	$–
Average assets	$14,942,031	$88,376	$115,291	$15,145,698
Depreciation and amortization	$33,343	$1,120	$1,071	$35,534
2004
Net interest income	$454,494	$567	$(3,750)	$451,311
Provision for credit losses	37,425	235	–	37,660
Net interest income after provision	417,069	332	(3,750)	413,651
Non-interest income	124,277	70,184	8,956	203,417
Non-interest expense	293,884	53,731	8,909	356,524
Income (loss) from continuing operations before income taxes	247,462	16,785	(3,703)	260,544
Income tax expense (benefit) from continuing operations	83,196	7,011	(4,863)	85,344
Net income (loss) from continuing operations (Note 3)	$164,266	$9,774	$1,160	$175,200
Intersegment revenues (expense)	$(25,243)	$(2,360)	$27,603	$–
Average assets	$13,132,668	$95,900	$131,988	$13,360,556
Depreciation and amortization	$29,861	$1,120	$965	$31,946

Note 1 - The parent and other segment for 2006 includes the following charges and gains: (1) A balance sheet restructuring that resulted in net after-tax charges of $9,914 ($15,252 before tax); (2) After-tax net derivative losses of $3,832 ($5,895 before tax), of which included gains of $297 ($457 before tax) which were related to the balance sheet restructuring activities; (3) After-tax merger, integration and restructuring expenses of $4,274 ($6,575 before tax) associated with the acquisitions during the year; (4) After-tax charges totaling $962 ($1,480 before tax) related to additional incentive compensation due to the completion of the Union Federal acquisition and conversion; (5) After-tax charges of $1,688 ($2,597 before tax) related to additional incentive compensation associated with the completion of the insurance sale; (6) An after-tax net gain of $4,328 ($6,658 before tax) from the sale of an insurance business; (7) An after-tax charge of $1,093 ($1,681 before tax) from the impairment of an equity security; and (8) An after-tax charge of $549 ($845 before tax) from an adjustment to the amortization of mortgage servicing rights.

Note 2 - The parent and other segment for 2005 includes after-tax merger, integration and restructuring expenses of $1,151 ($1,771 before tax).

Note 3 - The parent and other segment for 2004 includes after-tax merger, integration and restructuring expenses of $2,952 ($4,542 before tax).

Notes to Consolidated Financial Statements

(Dollars and shares in thousands, except per share data)

Note 23 Condensed Parent Company Financial Information

Condensed Parent Company Balance Sheets

December 31,		2006	2005
Assets
Cash and due from banks		$56,884	$44,160
Securities		10,651	17,987
Investment in bank subsidiaries		2,037,590	1,530,237
Investment in non-bank subsidiaries		270,796	272,896
Receivable from subsidiaries		22,794	25,725
Premises and equipment		5,851	6,300
Other assets		66,347	59,576
Total assets		$2,470,913	$1,956,881
Liabilities
Debt		$472,125	$285,936
Other liabilities		118,140	117,068
Total liabilities		590,265	403,004
Shareholders’ Equity		1,880,648	1,553,877
Total liabilities and shareholders’ equity		$2,470,913	$1,956,881

Condensed Parent Company Statements of Income
For years ended December 31,	2006	2005	2004
Income
Dividends from bank subsidiaries	$100,000	$104,301	$88,000
Dividends from non-bank subsidiaries	21,866	18,572	14,055
Management fees	29,257	25,630	26,998
Other income	2,534	2,799	10,866
Total income	153,657	151,302	139,919
Expenses
Interest expense	28,960	18,762	15,560
Salaries and employee benefits	20,875	16,113	18,243
Occupancy and equipment expense	2,039	2,441	2,457
Merger, integration and restructuring expense	60	379	(21)
Other operating expense	10,591	11,293	9,999
Total expenses	62,525	48,988	46,238
Income before income taxes and equity in undistributed net income of subsidiaries	91,132	102,314	93,681
Income tax benefit	(12,963)	(8,735)	(375)
Income before equity in undistributed net income of subsidiaries	104,095	111,049	94,056
Equity in undistributed net income of bank subsidiaries	91,257	60,796	80,396
Equity in undistributed net income of non-bank subsidiaries	(5,014)	10,718	19,903
Net Income	$190,338	$182,563	$194,355

Note 23 Condensed Parent Company Financial Information (continued)

Condensed Parent Company Statements of Cash Flows

For years ended December 31,	2006	2005	2004
Operating Activities
Net income	$190,338	$182,563	$194,355
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed net income of bank subsidiaries	(91,257)	(60,796)	(80,396)
Equity in undistributed net income of non-bank subsidiaries	5,014	(10,718)	(19,903)
Depreciation and amortization	141	1,108	1,068
Stock-based compensation expense	2,307	2,300	–
Net loss (gain) on sales of assets	49	(1,039)	(5,598)
Net change in other assets and liabilities	(5,762)	(36,612)	8,779
Net cash from operating activities	100,830	76,806	98,305
Investing Activities
Capital return (contributions) to non-bank subsidiaries	–	–	8,000
Loan to subsidiary	–	–	(9,880)
Collection of loans from subsidiaries	–	–	62,359
Securities:
Proceeds from maturities and payments	2,189	4,379	9,000
Proceeds from sales	4,834	9,941	17,699
Purchases	–	(2,000)	(6,881)
Purchases of premises and equipment	(258)	(235)	(867)
Net cash received from breakage of derivative instruments	373	–	–
Net cash paid in acquisitions	(125,641)	(7,358)	(14,406)
Net cash provided by (used in) investing activities	(118,503)	4,727	65,024
Financing Activities
Proceeds from issuance of debt	154,640	–	63,550
Repayment of debt	(72,000)	–	(40,059)
Borrowing (repayment) of short-term line of credit	35,000	–	(61,000)
Proceeds from issuance of common stock	16,459	13,773	19,929
Cash dividends and fractional shares paid	(104,119)	(93,659)	(80,731)
Treasury stock purchases	–	(52,407)	(1,588)
Other items	417	–	(1,214)
Net cash used in financing activities	30,397	(132,293)	(101,113)
Net change in cash and due from banks	12,724	(50,760)	62,216
Cash and due from banks at beginning of year	44,160	94,920	32,704
Cash and due from banks at end of year	$56,884	$44,160	$94,920

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

Upon default of these commercial loans, Sky Bank (and its predecessors) made demand for payment from Illinois Union Insurance Company (“IU”), RLI Insurance Company (“RLI”), and Royal Indemnity Company (“Royal”) under the relevant surety bonds and insurance policies. IU, RLI, and Royal (collectively, the “Sureties”) have failed to make the payments required under the surety bonds and insurance policies. As a result, in the spring of 2002, Sky Financial and its predecessors filed suit against each of the Sureties seeking to enforce Sky Bank’s rights under the surety bonds and insurance policies issued by the Sureties in connection with the commercial lease pools. Sky Financial’s complaints claim breach of contract, bad faith and allege that the Sureties are liable for the payments due to Sky Financial under the terms of the bonds and are estopped from asserting fraud as a defense to paying any claims under the bonds. In October, 2002, the suits were consolidated for pretrial purposes with more than 35 other lawsuits involving similar claims in the United States District Court for the Northern District of Ohio, Eastern Division, under the Federal Multi-district Litigation (“MDL”) Rules.

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

        On December 21, 2005, Sky Financial sold and assigned to a third party, without recourse, all of its rights and interests in three loans secured by commercial lease pools and surety bonds issued by Royal. On March 31, 2006, Sky Financial and IU settled in full its litigation pertaining to two loans secured by pools of leases and insurance policies issued by IU. The aggregate principal balance of the three loans sold to a third party and the two loans which were settled was $14.2 million, and the aggregate proceeds received by Sky Financial in the sale and the settlement was $14.9 million.

With respect to the remaining pool and the warehouse line of credit secured by surety bonds issued by RLI, which has a remaining principal balance of $15.4 million, Sky Financial has amended its complaint and is proceeding with pretrial discovery and motion practice in the MDL court in anticipation of trial.

Sky Financial has reviewed the relevant matters of fact and law with its special counsel and believes that it has substantial and meritorious claims against the remaining Surety. Sky Financial has and will continue to vigorously assert all the rights and remedies available to it to obtain payment under the bonds. While the ultimate outcome of this matter cannot be determined at this time, Sky Financial management does not believe that the outcome of these pending legal proceedings will materially effect the consolidated financial position or results of operations of Sky Financial.

American Home Mortgage Corp. v. Union Federal Bank of Indianapolis, Case No. 06-CV-7864 (JGK) (RLE), U.S. District Court for the Southern District of New York

Prior to its acquisition by Sky Financial, Waterfield Mortgage Company, Incorporated (“Waterfield”) sold its mortgage banking business to American Home Mortgage Corp. (“American Home”). As part of the sale agreement, an escrow in the amount of $55 million was established and any purchase price adjustment associated with the sale of the mortgage banking business was to be deducted from the escrow. Waterfield and American Home were unable to reach agreement as to the purchase price adjustment, and American Home filed the captioned lawsuit against Waterfield’s subsidiary, Union Federal Bank, for breach of contract, negligent misrepresentation and declaratory and injunctive relief, and has made a claim for relief in excess of $29 million.

Sky Financial completed its acquisition of Waterfield on October 17, 2006, and as a result, has become a party in interest in the litigation. Sky Financial, in conjunction with the former shareholders of Waterfield to the extent of their respective interests in the escrow, have filed, inter alia, a motion to dismiss the action as well a motion to substitute the entity representing Waterfield shareholders in place of Union Federal Bank as the party in interest in the litigation.

After consultation with special counsel, Sky Financial believes that it has substantial and meritorious defenses and that exposure, if any, should be absorbed by the escrow, and as such is not expected to have a material effect on the consolidated financial position or results of operations of Sky Financial.

Cash and Due from Banks

Sky Financial’s subsidiary bank is required to have cash on hand or on deposit with the Federal Reserve Bank to meet its regulatory reserve requirements. The reserve requirements at December 31, 2006 and 2005 was $86,638 and $59,109, respectively. These balances do not earn interest.

Treasury Shares

Included in treasury shares at December 31, 2006 and 2005 are 9 and 11, respectively, of shares held in rabbi trusts for certain employees of Sky Financial.

Note 25 Quarterly Financial Information (Unaudited)

	First	Second	Third	Fourth
2006
Total interest income	$234,044	$243,146	$254,134	$282,167
Net interest income	132,836	133,220	131,979	143,511
Provision for credit losses	7,154	9,476	9,445	10,779
Net income(1)	50,640	45,073	54,569	40,056
Earnings per common share:
Basic	0.47	0.42	0.50	0.35
Diluted	0.46	0.41	0.50	0.35
2005
Total interest income	$191,594	$203,029	$212,358	$223,243
Net interest income	124,007	128,000	130,419	132,226
Provision for credit losses	30,823	5,894	8,725	6,807
Income from continuing operations	30,719	47,786	50,345	53,341
Income from discontinued operations	–	–	–	372
Net income(2)	30,719	47,786	50,345	53,713
Basic earnings per share:
Income from continuing operations	0.29	0.45	0.47	0.49
Income from discontinued operations	–	–	–	0.00
Net income	0.29	0.45	0.47	0.50
Diluted earnings per share:
Income from continuing operations	0.29	0.45	0.46	0.49
Income from discontinued operations	–	–	–	0.00
Net income	0.29	0.45	0.46	0.49

(1)	The first, second, third and fourth quarters of 2006 reflect the impact of merger, integration and restructuring charges after tax of $117, $237, $612 and $3,309, respectively.
(2)	The second, third and fourth quarters of 2005 reflect the impact of merger, integration and restructuring charges after tax of $670, $79 and $402, respectively.

Note 26 Sale of Sky Financial Solutions, Inc. and Presentation as Discontinued Operations

On March 31, 2004, Sky Financial completed the sale of its dental financing affiliate, Sky Financial Solutions (SFS). SFS is reported as a discontinued operation. For the year ended December 31, 2005, Sky Financial recorded additional pretax gain of $572 for the adjustment of certain contingencies related to the sale. This gain was recorded as after tax income from discontinued operations. SFS results of operations for 2004 included revenues of $39,356 and pre-tax net income of $29,503.

SFS was sold to MB1NA on March 31, 2004 for $84,716. The closing equity of SFS was $50,242, resulting in an initial gain of $34,474. Sky Financial incurred an additional $3,234 in professional fees and other contractual obligations related to the transaction for a final calculated pre-tax gain of $31,240.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of December 31, 2006, are effective in timely alerting them to material information relating to Sky Financial (including its consolidated subsidiaries) required to be included in Sky Financial’s periodic filings under the Exchange Act.

For purposes of this section, the term disclosure controls and procedures means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Sky Financial’s management assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.” Based on the assessment, management determined that, as of December 31, 2006, the company’s internal control over financial reporting is effective, based on those criteria. Management’s assessment of the effectiveness of the company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report appearing on page 69.

Marty E. Adams	Kevin T. Thompson
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer
February 22, 2007	February 22, 2007

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Sky Financial Group, Inc.

Bowling Green, Ohio

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Sky Financial Group, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 22, 2007 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the adoption of Statement of Financial Accounting Standards No. 123 (R), Share-Based Payment, in 2005.

Deloitte & Touche LLP
Cleveland, Ohio
February 22, 2007

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of Registrant

Directors - Unless otherwise indicated, the business experience and principal occupations indicated for each director has extended for five or more years.

Name	Age	Certain Biographical Information	Period of Service as a Director

Marty E. Adams	54	Chairman, President and CEO, Sky Financial Group, Inc.	Director since 1998; Director of subsidiaryor predecessor since 1984

George N. Chandler II	69	Retired Vice President, Cleveland-Cliffs, Inc., a producer of iron ore pellets and iron ore. Mr. Chandler is the uncle of Richard R. Hollington III, an executive officer of the Company.	Director since 1998; Director of subsidiary or predecessor since 1997

Robert C. Duvall, CPA	64	Retired; formerly Vice President/Finance and Director of Wampum Hardware Co., an explosives distributor; formerly Director of Nobel Insurance LTD.	Director since 1999; Director of subsidiary or predecessor since 1995

Marylouise Fennell, RSM	65	Partner, Gallagher Fennell Higher Education Services, consultants to Presidents and Boards of Trustees of colleges and universities.	Director since 2002; Director of subsidiary or predecessor since 1994

D. James Hilliker	59	Vice President, Better Food Systems, Inc, a company that owns and operates Wendy’s restaurant franchises.	Director since 1998; Director of subsidiary or predecessor since 1995

Fred H. Johnson III	45	President and CEO, Summitcrest, Inc., a company that operates Angus cattle farms.	Director since 1998; Director of subsidiary or predecessor since 1987

Jonathan A. Levy	46	Partner, Redstone Investments, a real estate development, acquisition and management firm. Mr. Levy serves as the Company’s Lead Director.	Director since 1999; Director of subsidiary or predecessor since 1996

Gerard P. Mastroianni	51	President, Alliance Ventures, a real estate holding company.	Director since 1998; Director of subsidiary or predecessor since 1996

Gregory L. Ridler	60	Retired Chairman, Mahoning Valley Region, Sky Bank; formerly President & CEO, Mahoning National Bank of Youngstown, which was acquired by the Company.	Director since 1999; Director of subsidiary or predecessor since 1988

Emerson J. Ross, Jr.	65	Retired Manager, Corporate Community Relations, Owens Corning, a manufacturer of building materials and composite products.	Director since 1998; Director of subsidiary or predecessor since 1988

C. Gregory Spangler	66	Honorary Chairman, Spangler Candy Company, a manufacturer of candy products.	Director since 1998; Director of subsidiary or predecessor since 1993

Joseph N. Tosh II	65	Retired Regional Chairman of Sky Bank, a subsidiary of the Company.	Director since 1998; Director of subsidiary or predecessor since 1986

R. John Wean III	58	Co-owner & President of Specialties la Cote Basque, a wholesale French bread bakery.	Director since 2004; Director of subsidiary or predecessor since 1987

Officers - Unless otherwise indicated, the officer has served in the position indicated for five or more years.

Name	Age	Title

Marty E. Adams	54	Chairman, President and CEO, Sky Financial Group, Inc.

Richard R Hollington III	43	EVP/Corporate Director of Financial Services, Sky Financial Group, Inc.

Frank J. Koch	53	EVP/Senior Credit Officer, Sky Financial Group, Inc.

W. Granger Souder, Jr.	46	EVP/General Counsel and Corporate Secretary, Sky Financial Group, Inc.

Gary M. Small	46	EVP/Community Banking, Sky Financial Group, Inc. since March 1, 2006
		Previously, EVP and Business Unit Integration Coordinator (2004-05) and
		EVP and Branch Network Executive (2000-04), National City Corporation,
		Cleveland, OH

Les V. Starr	55	EVP/Operations and Information Technology, Sky Financial Group, Inc.

Kevin T. Thompson	53	EVP/Chief Financial Officer, Sky Financial Group, Inc.

Perry C Atwood	52	SVP/Director of Sales, Sky Financial Group, Inc.

Phillip C. Clinard	57	SVP/Director of Change Management Office, Sky Financial Group, Inc.

Thomas A. Sciorilli	59	SVP/Chief Human Resources Officer, Sky Financial Group, Inc.

Curtis E. Shepherd	40	SVP/Director of Marketing, Sky Financial Group, Inc.

John S. Gulas	48	President and CEO, Sky Trust, N.A. since August 8, 2005
		Previously, EVP and Chief Fiduciary Officer, UMB, Kansas City, MO,
		January 2002-2005

Zahid Afzal	44	EVP/Chief Technology Officer, Sky Bank since March 13, 2006
		Previously, SVP - Consumer Banking CIO, Bank of America, Charlotte, NC,
		April 2002-2006

Caren L. Cantrell	51	EVP/Chief Operations Officer, Sky Bank since December, 2005
		Previously, SVP-Director of Operations and Information Technology
		(April 2005-Dec 2005), and SVP-Director of Operations (Aug 2004 -
		March 2005), Commercial Federal Bank, Omaha, NE. EVP/Chief
		Operations Officer (June 2002 - July 2004) and SVP/Strategic Process
		Improvement (Aug 2000 - May 2002), Sky Bank.

Section 16(a) Beneficial ownership Reporting Compliance

Under Section 16(a) of the Securities Exchange Act of 1934, members of the Board of Directors, certain executive officers of the Company and its subsidiaries and holders of more than 10% of the Company’s common stock file periodic reports with the Securities and Exchange Commission disclosing their beneficial ownership of common stock. During 2006, and based solely upon a review of such reports, the Company believes that all filing requirements under Section 16(a) were complied with on a timely basis.

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

Meetings and Committees

The Board of Directors of the Company held twelve regular meetings and one special meeting in 2006. Each incumbent director attended at least 75% of the aggregate of the total meetings of the Board of Directors and the total number of meetings held by all committees of the Board on which the directors served in 2006. The Board of Directors schedules regular executive sessions, at which management is not in attendance, following each regularly scheduled meeting of the Board. Although the Company does not have a formal policy with respect to Board member attendance at annual meetings of shareholders, each member is encouraged to attend. All Board members attended the 2006 annual meeting of shareholders.

To assist in carrying out its responsibilities, the Board of Directors has established five standing committees, which are described below:

Executive Committee

The members of the Executive Committee of the Board of Directors are Marty E. Adams, Gerard P. Mastroianni, Gregory L. Ridler, Emerson J. Ross, Jr., C. Gregory Spangler and Jonathan A. Levy, who serves as chairperson. The Executive Committee met two times in 2006. Under the terms of the Company’s Code of Regulations and the Executive Committee Charter, which are available on the Company’s website, the Executive Committee is authorized to act on behalf of the Board of Directors in the oversight of the business and affairs of the Company while the Board of Directors is not in session, subject to certain limitations.

Audit Committee

The Company has a standing Audit Committee as defined in Section 3(a)(58)(A) of the Securities and Exchange Act of 1934. The members of the Audit Committee of the Board of Directors are Robert C. Duvall, Fred H. Johnson III and C. Gregory Spangler, who serves as chairperson. The Audit Committee met eleven times in 2006. Under the terms of the Audit Committee Charter, which is available on the Company’s website, the oversight functions of the Audit Committee include: (i) the appointment of the Company’s Independent Registered Public Accounting Firm; (ii) the review of the independent audit plan and the results of the auditing engagement; (iii) the review of the internal audit plan and results of the internal audits; (iv) the review of the adequacy of the Company’s financial reporting procedures; and (v) the review of the adequacy of the Company’s system of internal control. The Company’s securities are listed on the NASDAQ National Market, and all members of the Audit Committee have been deemed by the Board of Directors to meet the independence standards of Rule 4200(a)(15) of the National Association of Securities Dealers, Inc. and Rule 10A-3 of the Securities Exchange Act. The Board of Directors has determined that Mr. Duvall, an independent director and licensed CPA, satisfies the requirements of a “Financial Expert” as defined in Item 401(h)(2) of Regulation S-K and satisfies the definition of “financially sophisticated” under Rule 4350(d) of the National Association of Securities Dealers, Inc.

Risk Management Committee

The members of the Risk Management Committee of the Board of Directors are George N. Chandler II, Jonathan A. Levy and Gregory L. Ridler, who serves as chairperson. The Risk Management Committee met five times in 2006. Under the terms of the Risk Management Committee Charter, which is available on the Company’s website, the Risk Management Committee is responsible for reviewing the adequacy of systems and procedures controlling risk throughout the Company and its subsidiaries, including credit risk, liquidity risk, market risk, legal risk, reputation risk and operational risk.

Governance and Nominating Committee

The members of the Governance and Nominating Committee of the Board of Directors are Joseph N. Tosh II, R. John Wean III and Emerson J. Ross, Jr., who serves as chairperson. The Governance and Nominating Committee met six times in 2006. Under the terms of the Governance and Nominating Committee Charter, which is available on the Company’s website, the Committee is responsible for making independent recommendations to the Board of Directors as to best practices for Board governance, evaluation of Board performance and succession planning. The Committee further serves as the Company’s nominating committee, and is responsible for developing and implementing a process and guidelines for the selection of individuals for nomination to the Board of Directors and considering incumbent directors for nomination for re-election. The Governance and Nominating Committee considers shareholder nominations for directors in accordance with procedures contained in the Company’s Code of Regulations. The Board of Directors of the Company has determined that each member of the Governance and Nominating Committee meets the independence standards of Rule 4200(a)(15) of the National Association of Securities Dealers, Inc.

Process for Selection and Nomination of Directors

The Governance and Nominating Committee is responsible for the selection of the final slate of nominees for election to the Board of Directors. Those nominees recommended by the Committee are then submitted to the Board of Directors for approval. In making its annual recommendation, the Governance and Nominating Committee determines the appropriate qualifications, skills and characteristics necessary for the Board of Directors in the context of the strategic direction of the Company. Current directors are annually assessed through a Board self-assessment and peer evaluation process. The results of the assessment are used to determine Board member effectiveness, including whether to consider a member for re-nomination. In making its recommendations and selections, the Committee considers a variety of factors, including the candidate’s integrity, independence, qualifications, skills, experience (including experiences in finance and banking), familiarity with accounting rules and practices, and compatibility with existing members of the Board. Other than the foregoing, there are no stated minimum criteria for nominees, although the Committee may consider such other factors as it may deem are in the best interest of the Company and its shareholders, which may change from time-to-time. The Committee will consider candidates for nomination as a director, which are recommended by shareholders, directors and other sources, including the community and the Company’s subsidiary and regional boards. The Committee has the prerogative to employ and pay third-party search firms.

Compensation Committee

The Compensation Committee of the Board of Directors (the “Committee”) consists of Mr. Mastroianni, Mr. Hilliker, and Ms. Fennell. Mr. Mastroianni serves as the chairman of our Committee. The Committee reviews and recommends to the board policies, practices and procedures relating to the compensation of the Company’s chief executive officer, senior management team and directors and the establishment and administration of any new incentive compensation plans. The Committee has authority to administer the Company’s Annual Incentive Plan, 1998 Directors Stock Option Plan, 1998 Employee Stock Option Plan, 2002 Stock Option Plan, 2004 Restricted Stock Plan, and make policy recommendations from time to time with respect to the Company’s benefit plans. The Company’s board of directors has determined that Mr. Mastroianni, Mr. Hilliker and Ms. Fennell, meet the independence requirements under the Sarbanes-Oxley Act of 2002, The Nasdaq Stock Market, Inc. and the rules and regulations of the SEC. In addition, each of Mr. Mastroianni, Mr. Hilliker and Ms.

Fennell, is an “outside director,” as that term is defined in Section 162(m) of the Internal Revenue Code, and is a “non-employee” director within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934.

The Committee meets at least quarterly. The Committee met four times during 2006.

Compensation Committee’s Processes and Procedures for Consideration and Determination of Executive Compensation

Authority and Responsibilities. The Committee administers the Company’s executive compensation program, including the oversight of executive compensation policies and decisions, administration of the Annual Incentive Plan applicable to executive officers and administration of the Company’s equity incentive plans. In particular, the Committee exercises all power and authority of the Board in the administration and interpretation of the Company’s benefit plans, including establishing guidelines, selecting participants in the plans, approving grants and awards, and exercise of other power and authority required and permitted under the plans. The Committee also reviews and approves executive officer (including Chief Executive Officer) compensation, including, as applicable, salary, bonus and incentive compensation levels, deferred compensation, executive perquisites, equity compensation (including awards to induce employment), severance arrangements and other forms of executive officer compensation. The Committee’s membership is determined annually by the full Board and includes only independent directors. The Committee meets at least quarterly during the year.

The Committee’s responsibilities are reflected in its Charter, a copy of which is available on the Company’s website, www.skyfi.com. The Committee reviews the Charter annually and recommends any proposed changes to the Board. Pursuant to its Charter, the Committee’s functions also include reviewing and approving contractual relationships between the Company or its subsidiaries and any officer or director relating to employment, severance, retirement or compensation; and producing the Committee’s report on executive compensation to be included in the Company’s proxy statements.

Delegation. From time to time the Committee may delegate authority to fulfill various functions of administering the Company’s plans to employees of the Company. Specifically, the Committee has delegated certain responsibilities with respect to the Company’s employee retirement and welfare benefit plans to the Sky Benefits Committee consisting of the Company’s general counsel, chief financial officer, chief human resources officer and other officers. The Sky Benefits Committee reports to the Committee on the performance of the retirement plan assets and other plan matters once each year.

The Committee also has delegated to Company’s CEO the authority to make awards to new employees of up to an aggregate of 30,000 stock options under the 2002 Stock Option Plan, or up to an aggregate of 6,000 shares of restricted stock, or a combination thereof.

Independent Compensation Consultant

In addition, the Committee has authority to engage the services of outside advisers to assist the Committee. In 2006, the Committee engaged Compensation Consulting Consortium (“3C”) as an independent compensation consulting firm. 3C has advised and assisted the Committee and management for many years. 3C is engaged at the direction of the Committee. A representative of 3C attended several of the Committee’s meetings in 2006 and reported directly to the Committee during these meetings.

3C provided benchmarking information on the amount and form of executive compensation, as discussed in detail under “Compensation Committee Decision-Making Process” on page 77. The Committee’s instruction to 3C as to the nature and scope of its assignment were to assist in the selection of peer group companies review relevant proxy and survey data in accordance to a defined methodology, and to obtain competitive external market total compensation data. For three years, directors compensation was analyzed by The Organizational Consulting Group. The Company’s human resources department performed the analysis in 2006.

Compensation Committee Interlocks and Insider Participation

None of the members of Committee at any time has been one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board or Compensation Committee.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discuss the material factors involved in the Company’s decisions regarding the compensation of the Named Executive Officers (as defined on page 79) during 2006 (the “NEOs”). As discussed elsewhere in this Report, the Company entered into an Agreement and Plan of Merger with Huntington Bancshares Incorporated as of December 20, 2006 (the “Merger Agreement” or the “Merger”). Because of the Merger, a few changes in compensation occurred during 2006. Additionally, the Company’s compensation plans and programs have been operated in a semi-frozen basis for 2007, in anticipation of the Merger. That is, payments are being made and benefits accrued, but no new awards or changes to the compensation plans, policies and arrangements are being made (in accordance with the Merger Agreement), other than as described below.

The specific amounts paid or payable to the NEOs are disclosed in the tables and narrative beginning on page 78 of this Annual Report on Form 10-K. The following discussion cross-references those specific tabular and narrative disclosures where appropriate.

Compensation Overview

Compensation Philosophy and Objectives

We believe that, in order to manage and grow a well run financial services organization, it is necessary to establish compensation programs and related opportunities that are attractive, motivating and rewarding to executives, to managers and to a high quality staff. These programs and opportunities have to be balanced with their cost to Sky and its shareholders. In order to arrive at the balance, Sky has established the following compensation philosophy and guidelines for its overall compensation program:

1.	In order to attract and retain highly qualified management, provide short term (annual) incentives that vary directly with Sky’s annual financial performance and provide long-term incentives tied directly to Sky’s stock price.
2.	Wherever possible, establish performance-based compensation focused on individual results, team results, as well as contributions to Sky’s overall performance.
3.	Link and align the wealth creation interests of management and shareholders by utilizing Sky stock or options as a material component to the compensation program.
4.	Position target compensation opportunities at approximately the 50th percentile of the relevant external labor market and provide upside opportunity based on performance above the 50th percentile and downside risk also based on performance below the 50th percentile, except that the Company targets the 60th percentile for the Regional President position.

Each pay element is intended to generally match, in cost and type, the programs offered to similar positions in similar organizations that are deemed representative of Sky’s peer group as described below. The total of all pay elements are calibrated to generally reward at target levels consistent with the external market place but actual performance determines the actual aggregate value.

The annual and long-term incentive plans are highly performance sensitive in that they could result in no economic value to the participant or the values could increase above the expected target value if performance is higher than expected. For Sky’s executives these two components represent over 50% of the total compensation opportunity level, which is intentional as a majority of the compensation, is tied directly to Sky’s operational performance and share performance.

Each of the elements of Sky’s compensation and benefit programs are discussed and illustrated below. Unless otherwise stated, all plan elements are accrued as an expense and are deductible to Sky as compensation expense.

Components of Executive Compensation

Total compensation for executives is comprised of base salaries, annual cash incentive awards, long-term equity awards, retirement saving plan contributions, severance protection, and other benefits and perquisites. When we determine compensation levels for the NEOs and other executive officers, we review compensation survey data from independent sources to ensure that our total compensation program is competitive. We look at compensation data from companies in the financial services industry, by using publicly available peer company disclosures, as well as from companies in a broad cross-section of industries available from reputable compensation surveys. We target overall compensation levels competitive with our industry comparison peer group. The various components of executive compensation reflect the following policies:

Base Salary

The purpose the base salary program is to pay for the qualifications, experience, and marketability of the position consistent with market practices. A pay range for each position is anchored around the 50th percentile of the labor market with a minimum established at 80% of the 50th percentile and maximum rate established at 120% of the 50th percentile. Individual pay within the range is determined by individual performance, job proficiency, and contributions over a period of years.

Pay adjustments are tied directly to Sky’s Performance Appraisal process, which evaluates the employee on a series of criteria resulting in rating from 1 to 5. This process is used for all Sky employees including the NEOs. Pay adjustments, which are typically made annually, are tied directly to the rating. In addition to these performance-based base pay adjustments, it is periodically necessary to make additional market adjustments in those instances where market base salary levels move faster than anticipated or where additional duties and responsibilities are added to the job.

The base salary levels for all Sky Named Executives are currently within +/- 10% of the 50th percentile of the base salaries of peers in other similar-sized financial organizations. In 2006, an overall budget of 4.0% was established and base pay increases ranging from 4.0% to 9.4% were provided to the NEOs.

The amount of an NEO’s base salary is the reference point for much of the other compensation. For example, the relative ranges of potential annual incentive awards from executive to executive are proportionate to the NEOs’ respective base salaries. In addition, base salary is one component of the contribution formula under the Company’s retirement plans and the key component in the Company’s severance and change in control arrangements.

Annual Incentive

The purpose of the annual incentive program is to focus executives on achieving and possibly exceeding annual performance objectives, which can vary, based on business need. In 2006, the performance expectations were established around the following measures: earnings per share, demand deposit growth, loan growth, net loan losses, and services per household. These goals were selected as strong indicators of overall performance and are an integral part of Sky’s business strategy, plan and culture.

Each component of the annual incentive program has a separate measurement for threshold, target and maximum payout levels. The threshold amount represents the minimum result necessary to generate an incentive award. The target amount represents an achievable goal with a relatively high degree of difficulty to attain, consistent with the Company’s annual profit plan. The maximum amount represents outstanding results beyond those contained in the annual profit plan. Linkage exists between the components of performance measures, inasmuch as performance below a threshold amount will result in a reduction of the payout of other measures. The Compensation Committee retains the flexibility to make discretionary adjustments up or down based on performance that does not conveniently fit into an annual incentive plan. This discretion is not used to change the targets under the plan, only the rewards. For example, this discretion, in the past, has been used to recognize contributions that led or will lead to significant value to Sky based on work on an acquisition.

The targeted annual incentive opportunity is 50% of actual base salary level for all NEO’s except the CEO, who has a target of 70%. For 2006, the target core operating earnings per share was $1.85 ($1.99 maximum), the target services per household was 176,572 (185,334 maximum), the targeted demand deposits was $1.81 billion ($1.96 billion maximum), the targeted total loans was $11.76 billion ($11.99 billion maximum), and the target loan losses was $30.76 million ($23.07 million maximum).

In 2006, Mr. Adams (140%), Mr. Thompson (100%), Koch (100%) and Souder (100%) each received a modified payout equal to their maximum incentive payout for their work in mergers and acquisitions, including the acquisition of Union Federal Bank. Mr. Starr and other officers received a modified incentive payout for 2006 for similar work.

Ordinarily, payments to NEOs and other covered employees under the Annual Incentive Plan are made in the first quarter of the following fiscal year. However, the Annual Incentive Plan payment amounts for the 2006 fiscal year for Messrs. Adams, Thompson, and Souder were accelerated into 2006. This was done to try to minimize the adverse tax effects to the Company and the executives of Code Section 280G on these payments and any payments made under applicable employment agreements due to the Merger.

Long-Term Incentive

The purpose of the long-term incentive plan is to align the interests of the NEOs and other executives with shareholders by providing them the opportunity to benefit from share price increases in the future through option grants under the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, the 2002 Stock Option Plan and to provide actual ownership through restricted stock grants under the 2004 Restricted Stock Plan. Opportunities under the plans are intended to match prevailing market practices for similar positions in similar organizations. Other factors, however, that are considered in making grants include managing the pools of options and restricted stock available under shareholder approved plans over a multi-year period of time, the most recent performance of the Company and the individual, and the expected future growth and contributions of the individual.

In order to effectively manage the number of shares approved by shareholders under the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, the 2002 Stock Option Plan and the 2004 Restricted Stock Plan, and to meet the dual aims of (i) rewarding participants for increasing share prices and (ii) creating an ownership culture at Sky, NEOs and other participants are allowed to elect the receipt of options and restricted stock according to guidelines established each year by the Committee. In general, if a choice is allowed, the choices are 25% of the grant value in restricted stock and 75% in stock options or vice versa, or 50% in restricted stock and 50% in stock options. In some cases, certain classes of officers are only given one choice.

In 2006, the Committee established the value of one restricted share to be equal to 5 stock options using the relationship between the present value of the stock option as determined using the Black-Scholes option pricing model and the share value on the date of grant. Restricted stock award recipients also receive dividends on their restricted shares during the restriction period.

All long-term grants and awards to non-Directors have a five year vesting period with 40% of the grant vesting on the second anniversary of the grant and then 20% vesting on each successive grant anniversary. The purpose of the vesting is to limit awards under the plans to only those NEOs and other participants who make a long-term commitment to Sky and to make it difficult for a competitor to hire away Sky talent.

Grants under the 1998 Directors Stock Option Plan, by comparison, are fully vested at grant. Mr. Adams, who is also Chairman of the Board, has received all of his option grants from this plan and as a result is fully vested in these options on the date of grant.

In 2006, the Committee took into consideration the market pay practices of Sky’s peers, historical long-term grant values for the NEOs, the performance of Sky, a general assessment of the contributions of the individual NEOs, the available shares and projected lives of the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, 2002 Stock Options and 2004 Restricted Stock Plans, and the projected grant values in making its recommendations. The Committee also sought input from the Chief Executive Officer on his views of the grants for his direct reports.

Finally, the accounting and tax treatment of stock options and restricted stock grants is different from cash-based payments. For awards under the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, the 1998 Employee Stock Option Plan, the 2002 Stock Option Plan, Sky accrues an expense equal to the Black-Scholes value on the date of grant pro-ratably over the vesting period. Sky will receive a tax deduction equal to the difference in the share price and the exercise price on the option exercise date. For awards under the 2004 Restricted Stock Plan, Sky accrues an expense for the restricted stock grant, which is fixed on the value at the date of grant pro-ratably over the vesting period. Sky will receive a tax deduction equal to the value of stock at each vesting date equal to the vested percentage and stock value on that date. Sky also receives a tax deduction for all dividends paid on restricted stock that is not yet vested.

Stock Ownership Guidelines

The Board of Directors has requested that the Company’s NEOs and other senior management employees meet minimum stock ownership requirements that are consistent with industry standards. Accordingly, Sky maintains stock ownership requirements for its management staff according the following schedule:

Chief Executive Officer: 3 times annual base salary level

Executive Vice President: 2 times annual base salary level

Senior Vice President and Regional President: 1 times annual base salary level

Management has seven years from date-of-hire or implementation of this policy (whichever is longer) to meet these share ownership requirements.

Retirement and Other Post-Employment Benefits

Consistent with Sky’s desire to provide plans that allow employees to maintain the standard of living they have built during their working career, Sky maintains a Non-Qualified Retirement Plan for NEOs and other senior officers. The Non-Qualified Retirement Plan mirrors the construct and design of Sky qualified Profit Sharing, 401(k) and ESOP Plan, as the Non-Qualified Retirement Plan is an extension of qualified Profit Sharing, 401(k) and ESOP Plan for cash compensation above the IRS earnings limit. In 2006, this limit was $220,000. For example, NEOs and other participants in the Non-Qualified Retirement Plan could receive a Company contribution equal to 3% of their cash compensation above the earnings limit under the ESOP portion of Non-Qualified Retirement Plan; a Company matching contribution of 100% of the first 3% contributed by the participant and 50% of the next 2% contributed above the wage limit under the 401(k) supplemental portion of the Non-Qualified Retirement Plan; and, depending on actual profit levels, a supplemental Company contribution equal to 0% to 8% (the same as provided under the qualified Profit Sharing, 401(k) and ESOP Plan) of the participant’s cash compensation above the earnings limit under the supplemental profit sharing portion of the Non-Qualified Retirement Plan.

All contribution amounts are based on the NEOs’ base salary and annual (non-equity) incentive bonus. The Non-Qualified Retirement Plan is described in more detail on page 84, below the Nonqualified Deferred Compensation Table.

In addition, as described in more detail beginning on page 85, each of our NEOs receives certain benefits in the event of termination of employment and change in control scenarios.

Other Benefits and Perquisites

While the value of benefits including health and welfare, retirement, disability, vacation and the like are not required to be reported in the tables that follow, these benefits are important to a comprehensive view of the Sky’s total compensation and benefit program. All Sky employees, including the NEOs, participate in the same comprehensive benefit program, which is intended to provide financial protection to employees based on health and retirement needs as well as providing for well deserved time off. Sky also provides a disability insurance program to all employees including NEOs. However, Sky requires the NEOs to recognize the premiums paid as taxable income, which would allow the disability benefit, if paid, to be tax-free. Sky provides executives with additional income (gross-up) to offset the additional taxes owed on premiums. This allows the disability benefit to replace a greater portion of the NEO’s income in the event of disability, as these plans have a maximum pay limit of $15,000, which is materially below the income of the NEOs in the program.

Sky also provides certain perquisites and special benefits to its executives. In the case of Mr. Adams, Sky provides him with company car and all related expenses in order to assist him in visiting clients and offices across Sky’s multiple regions. Mr. Adams as Chairman of the Board receives, like all Board members, an annual retainer of $12,600 but does not receive any Board meeting or Committee meeting fees. In addition, Mr. Adams and Sky participate in a corporate owned life insurance policy where Mr. Adams’ beneficiaries receive a death benefit equal to three times his base salary and Sky is reimbursed for all premiums it has paid on the policy. Because financial services is a relationship-driven business, Sky pays country club dues for (i) Mr. Adams’ at Muirfield Village and Youngstown Country Clubs, (ii) Mr. Souder at Inverness Club, and (iii) Mr. Koch at the Salem Golf Club, to provide a facility to entertain Sky clients, members of the management staff, and executives and Board members of potential acquisition candidates.

Tax and Accounting Treatment of Compensation

As discussed above, the Company considered the tax and accounting treatment of stock options and restricted stock in comparison to cash compensation in determining the long-term incentive portion of the NEOs’ compensation.

Section 162(m) of the Internal Revenue Code limits the deductibility for federal income tax purposes of certain compensation paid in any year by a publicly held corporation to its chief executive officer and its four other highest compensated officers to $1 million per executive (the “$1 million cap”). The $1 million cap does not apply to “performance-based” compensation as defined under Section 162(m). It is intended that awards made under our 1998 Directors Stock Option Plan and 2002 Stock Option Plan are not subject to the $1 million cap due to the performance-based exception under Section 162(m). In 2006, Mr. Adams base salary and annual incentive payment amounts exceeded the $1 million cap and, thus, was not fully deductible. The other NEOs did not exceed the $1 million cap. Although the Committee seeks to design compensation programs and make awards that will be deductible under Section 162(m), in order to retain flexibility, the Committee has not adopted a formal policy that all compensation paid to the NEOs must be deductible.

Other provisions of the Internal Revenue Code also can affect the Company’s compensation decisions. Under Code Section 280G, a 20% excise tax is imposed upon NEOs and other executive officers who receive “excess” payments upon a change in control of a public corporation to the extent the payments received by them exceed an amount approximating three times their average annual compensation. The excise tax applies to all payments over one times annual compensation, determined by a five year average. A company also loses its tax deduction for “excess” payments. Our employment and change of control agreements do not provide for “gross-up” payments, except for Mr. Adams. However, because the loss of deductibility would increase the expense to the Company, we have restructured payments that could become due upon the Merger under his agreement, so that they do not become “excess payments.”

In addition, the Internal Revenue Code was recently amended to provide a surtax under Section 409A with respect to various features of deferred compensation arrangements of publicly-held corporations, mostly for compensation deferred on or after January 1, 2005. We have made the appropriate changes to our Non-Qualified Retirement Plans and employment agreements to help ensure there are no adverse affects on the Company or executive officers as a result of these Code amendments. We do not expect these changes to have a material tax or financial consequence on the Company.

The Company has calculated and discussed with the Committee the accounting treatment and tax impact to the Company and the executives of each of its cash and equity compensation awards and agreements. The Company also calculates and monitors the FAS 123R accounting expense related to equity-based compensation. To date, the FAS 123R expense has not been a significant factor in setting or changing equity compensation grant practices except insofar as the general parity of treatment of restricted stock and stock options under FAS 123R was a consideration in the Company’s decision to grant restricted stock in lieu of stock options.

Timing of Awards

The Company has always made awards under the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, the 2002 Stock Option Plan, the 2004 Restricted Stock Plan and their predecessor plans in the first quarter of each fiscal year following the approval of the grants by the Board of Directors. The exercise price for stock options is established as the closing share price on the day of the Board meeting where approval is given. The Company has not timed the award of stock options or other equity-based compensation to coincide with the release of favorable or unfavorable information about the Company. The Company does not intend to time the award of stock options or other equity-based compensation to coincide with the release of favorable or unfavorable information about the Company in the future.

Termination and Change in Control Terms

The Company has employment agreements with each of the NEOs. The employment agreements provide both Sky and the executives a mutual understanding of performance expectations, pay opportunities and employment terms. The employment agreements discuss the nature and changes in the employment relationship including performing on-going services and how retirement, disability, voluntary and involuntary terminations are handled.

In addition, the employment agreements provide for severance payments in the event of employment termination following a change in control of the Company. The purpose of the change in control severance policy is to help participants seek to maximize the value of Sky’s shares without concern about losing their job. In addition, it requires an acquiring company to negotiate pro-actively new employment agreements with participants. All of the NEOs’ are covered by these agreements and the maximum cost of these CIC payments for each named executive is as follows:

M. Adams, Chairman, CEO, and President	$14.19 million
K. Thompson, EVP and CFO	2.02 million
G. Souder, EVP and General Counsel	1.55 million
L. Starr, EVP Operations and IT	1.18 million
F. Koch, EVP and Chief Credit Officer	0.87 million

All change in control provisions, except for Mr. Adams, are double-trigger meaning that benefits are paid only in the event of a change in control and involuntary employment termination. Mr. Adams can leave voluntarily during the 30 day period beginning one year after a change in control and receive benefits. This provision, which is unique to Mr. Adams, reflects his long service to Sky and the practical likelihood that if Sky were acquired, Mr. Adams role as Chairman and CEO would end. (Mr. Adams would also receive benefits if he was terminated without cause or left for Good Reason before the beginning of the 30-day window period.) Mr. Adams’ change in control agreement could be subject to the 280G limit resulting in a larger portion of the benefit being subject to a 20% excise tax and a loss of most of the tax deduction of the payment to Sky or an acquiror. Mr. Adams agreement would require Sky or an acquiror to provide additional cash compensation-a gross-up-to Mr. Adams to reimburse him for the excise tax as well as any additional income taxes owed by Mr. Adams due to this reimbursement. In connection with the Merger with Huntington, Mr. Adams will be entitled to receive an amount in value of approximately $8,371,311, which is approximately equal to the cash severance that is payable to Mr. Adams upon a termination without cause of for Good Reason, which will be paid to Mr. Adams as follows: (i) $4 million will be paid in lump sum within 30 days of the Merger, and (ii) Huntington will grant Mr. Adams an award of restricted stock with a fair market value, as of the grant date, equal to approximately $4,371,311, which is the balance of that amount. The restricted stock will vest in equal monthly installments until December 31, 2009.

In connection with the merger, Huntington agreed to make certain payments to Mr. Koch, Mr. Thompson and Mr. Souder within 30 days of completion of the Merger. Mr. Koch will be paid $717,000, which is the cash severance that is payable to him upon a “Termination of Employment” (as defined in his employment agreement) as of immediately following completion of the merger, using “Payment Period” (as defined in his employment agreement) of 24 months, and Messrs. Thompson and Souder will be paid $1,853,800 and $1,429,220, respectively, which amounts are the cash severance that are payable to them as if their employment was terminated other than for “cause,” death or “disability” or due to “good reason” (each, as defined in their employment agreements) as of immediately following completion of the merger. In addition, the 2006 fiscal year bonuses paid or payable to Messrs. Thompson and Souder will be used in lieu of their target bonuses for purposes of determining their cash severance. These payments will not affect Mr. Koch’s, Mr. Thompson’s or Mr. Souder’s other rights under their existing employment agreements with Sky. Prior to the completion of the merger, Sky will amend the employment agreements to reflect the foregoing.

Compensation Committee Decision-Making Process

The Committee is comprised of three independent, non-executive Board members whose responsibilities are, per its charter, the establishment of the compensation philosophy; the assessment of the design of Sky compensation and benefit programs; the monitoring of external market pay levels and practices; review and approval of incentive award opportunities, actual payments and grants; and, review and recommendations for broader Board of Director approval related to proposed implementation or material changes to pay or benefit programs.

In arriving at its decisions, the Committee seeks input from outside compensation and benefit experts, management (especially from the CEO and the Chief Human Resources Officer), shareholders, and other Board members. In addition, the recent performance of Sky, future business plans and individual contributions are factored in the pay decision making process. The Committee retains the services of 3C (Compensation Consulting Consortium) as its advisor on compensation related issues. 3C reports directly to the Committee.

In gauging the external market place, the Committee reviews published survey information on pay and benefit levels of positions in the financial service industry from leading compensation and benefit survey houses. In addition, the Committee tracks the pay and performance levels of a select group of financial organizations that are similar in size, scope and profitability of Sky. The list of primary peers utilized in 2006 is as follows:

Associated Banc-Corp	Green Bay, WI
BOK Financial Corporation	Tulsa, OK
Citizens Banking Corp	Flint, MI
Commerce Bancorp, Inc.	Cherry Hill, NJ
Commerce Bancshares, Inc.	Kansas City, MO
Cullen/Frost Bankers, Inc.	San Antonio, TX
First Merit Corporation	Akron, OH
Fulton Financial Corporation	Lancaster, PA
Hibernia Corporation	New Orleans, LA
Mercantile Bankshares Corporation	Baltimore, MD
North Fork Bancorporation, Inc.	Melville, NY
TCF Financial Corporation	Wayzata, MN
Trustmark Corporation	Jackson, MS
Valley National Bancorp	Wayne, NJ

These financial services firms range in size from approximately one-half of Sky’s asset level to two times Sky’s asset level and are generally strong performing organizations measured by profitability level.

This list changes from time-to-time as peers become acquired or acquire companies that materially changes their size or as Sky’s size changes. As a general principle, the Committee retains the right not to pay incentives or cancel unvested restricted stock and option grants in the event of financial restatement or fraud. The Committee would also seek to recover cash incentive payments made under erroneous financial reporting or to adjust future opportunities or payments in order to recapture these payments or awards.

Executive Compensation

The following table shows information concerning the annual compensation for services to the Company in all capacities of the Chief Executive Officer, Chief Financial Officer and the three other executive officers of the Company (collectively the “Named Executive Officers”) during the last completed year.

Summary Compensation Table

Name and Principal Position	Year		Salary[1]		Bonus[2]		Stock Awards[3]		Option Awards[3]		Non-Equity Incentive Plan Compensation[4]		Change in Pension Value and Nonqualified Deferred Compensation Earnings[5]		All Other Compensation[6]		Total Compensation[7]
(a)	(b	)	(c	)	(d	)	(e	)	(f	)	(g	)	(h	)	(i	)	(j	)
Marty E. Adams Chairman, President and Chief Executive Officer	2006		$805,433		–		$609,239		$209,797		$1,109,967		–		$301,329		$3,035,766

Kevin T. Thompson EVP, Chief Financial Officer	2006		$305,547		–		$55,237		$42,922		$305,547		–		$82,924		$792,177

Frank J. Koch EVP, Senior Credit Officer	2006		$237,287		–		$35,923		$36,007		$237,287		–		$62,215		$608,719

W. Granger Souder, Jr. EVP, General Counsel & Secretary	2006		$236,115		–		$35,243		$22,792		$236,115		–		$70,524		$600,788

Les V. Starr EVP,Operations and Information Technology	2006		$226,874		–		$53,829		$70,395		$100,393		–		$34,818		$486,309

(1)	The amounts set out in column (a) reflect the base salary earned by each NEO during the year. See page 74 of this Annual Report on Form 10-K for a discussion of how base salary was determined and its interrelationship with the other components of our executive compensation plan.
(2)	Payments under the Company’s Annual Incentive Plan are reported in the Non-Equity Plan column (g), not the Bonus column (d), in accordance with SEC requirements.
(3)	The values noted in columns (e) and (f) represent the value of stock option and restricted stock awards based on the FAS 123R value recognized for financial statement purposes to the NEO in 2006, which includes amounts that were awarded prior to 2006. See page 59 for a description of the 1998 Directors Stock Option Plan, the 1998 Employee Stock Option Plan, the 2002 Stock Option Plan and the 2004 Restricted Stock Plan. The following table contains awards by year of grant, which comprise the totals of columns (e) and (f).

	2006	2005	2004	Total
Marty E. Adams
Stock Options	$209,797	$–	–	$209,797
Stock Awards	378,708	230,532	–	609,239
Total:	$588,505	$230,532	–	$819,036

Kevin T. Thompson
Stock Options	$10,471	$11,471	$20,980	$42,922
Stock Awards	33,522	21,715	–	55,237
Total:	$43,993	$33,186	$20,980	$98,159

The following table contains awards by year of grant, which comprise the totals of columns (e) and (f). (continued)

	2006	2005	2004	Total
Frank J. Koch
Stock Options	$8,805	$12,257	$14,945	$36,007
Stock Awards	28,189	7,734	–	35,923
Total:	$36,994	$19,991	$14,945	$71,929
W. Granger Souder
Stock Options	$3,761	$4,086	$14,945	$22,792
Stock Awards	12,041	23,202	–	35,243
Total:	$15,802	$27,288	$14,945	$58,035
Les V. Starr
Stock Options	$43,194	$12,257	$14,945	$70,395
Stock Awards	46,095	7,734	–	53,829
Total:	$89,289	$19,991	$14,945	$124,224

The assumptions underlying the Black-Scholes valuation of the Stock Options/Restricted Stock awarded can be found on page 41.

(4)	See page 74 for a description of the Annual Incentive Plan.
(5)	The Company does not maintain any defined benefit or actuarial pension plans for NEOs. The Company does not pay or provide any above-market earnings on deferred compensation.
(6)	The values noted in column (i) reflect the value provided by Company-paid life insurance, tax-gross-up payments for disability insurance, Company matching, profit sharing and ESOP contributions received under the Sky Financial Group, Inc. Profit Sharing, 401(k) and ESOP Plan, Company matching, profit sharing and ESOP contributions received under the Sky Financial Group, Inc. Non-Qualified Retirement Plan, and perquisites, and are detailed as follows:

The following table provides a detailed accounting of the benefits and perquisites included in the “All Other Compensation” column of the Summary Compensation Table shown on page 78:

Other Compensation Table

	Year	Life Insurance Premiums	Disability Insurance Premiums	Tax Gross-Ups	Qualified Plan Matching, Profit Share and ESOP Contribution	Non-Qualified Plan Matching, Profit Share and ESOP Contribution	Dividends on Restricted Stock	Perquisites and Other Benefits	Total
Marty E. Adams	2006	$3,112	$9,296	2,780	$24,200	$206,433	$38,985	$16,523	$301,329
Kevin T. Thompson	2006	$1,088	$1,249	514	$24,200	$51,270	$4,602	–	$82,924
Frank J. Koch	2006	$1,172	$925	374	$24,200	$29,103	$2,529	$3,912	$62,215
W. Granger Souder, Jr.	2006	$480	$921	374	$24,200	$33,795	$3,964	$6,789	$70,524
Les V. Starr	2006	$2,084	$885	360	$24,200	$5,365	$1,925	–	$34,818

The Named Executive Officers receive various perquisites provided by or paid for by the Company pursuant to Company policies or individual agreements with the executive. SEC rules require disclosure of the perquisites and other personal benefits, securities or property for a Named Executive Officer unless the amount of that type of compensation is less than $10,000 in the aggregate.

Perquisites Table

Name	Country Club Dues	Company Provided Automobiles	Total Perquisites Included in All Other Compensation
(a)	(b)	(c)	(d)
Marty E. Adams	$15,132	$1,391	$16,523
Kevin T. Thompson	–	–	–
Frank J. Koch	$3,912	–	$3,912
W. Granger Souder, Jr.	$6,789	–	$6,789
Les V. Starr	–	–	–

Footnotes to the Perquisites Table: Column (c)-The valuation of the company provided automobiles was calculated as follows: current year depreciation expense for the Company owned automobile plus all costs incurred related to the automobile (including, but not limited to, the cost of insurance, gas, car washes, repairs, and registration and inspection fees) less the Company’s mileage reimbursement allowance for business miles driven by employees who use their own automobile for business purposes. The valuation for all other perquisites shown above is the actual cost to the Company.

(7)	The values noted in column (j) reflect the dollar value of the NEO’s total compensation for 2006 (e.g., the sum of columns (c) through (i)).

The foregoing Summary Compensation Table and its sub-tables do not include certain fringe benefits generally made available on a non-discriminatory basis to all of our salaried employees such as group health insurance, dental insurance, vision insurance, life insurance, accidental death and dismemberment insurance and long-term disability insurance, which we consider to be ordinary and incidental business costs and expenses.

Supplemental Narrative

Employment Agreements

The Company entered into an employment agreement with Mr. Adams on March 1, 2004, in replacement of an employment agreement from 1998. The agreement is for an initial three-year term and automatically renews for an additional one year upon each anniversary of the agreement commencing with the first such anniversary, unless either party gives the other advance notice that it does not intend to renew the agreement. The agreement provides for an initial base salary of $725,000 for Mr. Adams, which may not be reduced during the term of the agreement. Mr. Adams is eligible to receive an annual target bonus under the Company’s management incentive program equal to at least 50% of such base salary. The agreement also provides for long-term incentive equity-based compensation equal to at least 50% of such base salary. Long-term incentive equity-based compensation in excess of that level shall vary based upon the Company’s and Mr. Adams’ annual performance. The agreement also provides for the participation in certain benefit plans and programs on a basis no less favorable than any other senior executive of the Company.

Citizens Bancshares, Inc., the Company’s predecessor, entered into an employment agreement with Mr. Koch, which was assumed by the Company as a result of the 1998 merger that formed Sky Financial. The agreement is automatically extended for additional two-year periods on each anniversary of the agreement, unless the Company gives notice of non-renewal. The agreement provides for a base salary at least equal to the annual salary paid in the preceding year, a bonus at the discretion of the Company, and participation in the Company’s profit sharing, health and welfare plans on a basis consistent with other Company executives. In the event of the termination of the executive’s employment by the Company without “cause” (as defined in the agreement), the officer is entitled to the continuation of base salary and discretionary bonus compensation for the remainder of the term of the agreement, in addition to the continuation of participation in the Company’s profit sharing and health and welfare benefit plans on a basis consistent with other Company executives for the remainder of the term. The agreement further contains non-competition and confidentiality provisions.

The Company has entered into employment agreements with Messrs. Thompson, Souder, and Starr, which are identical in all material respects. The agreements provide for at-will employment with no specified term. They provide for a specified minimum base salary, which may not be reduced during the period of employment, and for incentive compensation, benefits and perquisites consistent with those to which similarly situated officers are entitled under the Company’s benefit plans.

Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plans[1,2]			Estimated Future Payouts Under Equity Incentive Plans[3]			All Other Stock Awards: Numbers of Shares of Stock or Units	All Other Option Awards: Numbers of Securities Underlying Options	Exercise or Base Price of Option Awards ($/Share)
Name	Grant Date	Threshold ($) or (#)	Target ($) or (#)	Maximum ($) or (#)	Threshold ($) or (#)	Target ($) or (#)	Maximum ($) or (#)

Marty E. Adams
	1/1/2006	$277,492	$554,983	$1,109,967	–	–	–	–	–	–
	2/16/2006	–	–	–	–	–	–	25,500	42,500	$26.34
Kevin T. Thompson
	1/1/2006	$76,387	$152,774	$305,547	–	–	–	–	–	–
	2/16/2006	–	–	–	–	–	–	3,750	6,250	$26.34
Frank J. Koch
	1/1/2006	$59,322	$118,644	$237,287	–	–	–	–	–	–
	2/16/2006	–	–	–	–	–	–	2,625	4,375	$26.34
W. Granger Souder, Jr.
	1/1/2006	$59,029	$118,058	$236,115	–	–	–	2,625	–	–
	2/16/2006	–	–	–	–	–	–	–	–	–
Les V. Starr
	1/1/2006	$56,719	$113,437	$226,874	–	–	–	–	–	–
	2/16/2006	–	–	–	–	–	–	1,750	8,750	$26.34

(1)	Non-Equity Incentive Awards were made under the Company’s Annual Incentive Plan. On December 22, 2006, awards were paid to Messrs. Thompson, Souder and Koch at the maximum level. On February 9, 2007, an award was paid to Mr, Starr at slightly below the target level.
(2)	The applicable levels of potential payout under the Annual Incentive Plan must be reported in these columns, even though the amount already has been paid.
(3)	Stock Options were awarded under the Company’s 1998 Directors Stock Option Plan and 2002 Stock Option Plan. The values of these awards are reported seperately on the Summary Compensation Table.

Supplemental Narrative

Annual Incentive Plan

The Annual Incentive Plan for 2006 is based upon the Company’s short term performance as measured by certain financial ratios tied to the Company’s strategic objectives. Specifically, rewards under the plan are tied to four key performance measures: Client Service Quality, Asset Quality, Profitability and Growth. The Annual Incentive Plan provides for a “Target” incentive award for Mr. Adams of 70% of base salary, with a maximum of up to 140% of base salary and a Target incentive award for the other NEOs of 50% of base salary, with a maximum of up to 100%. Payouts are based on base salary only. Blue Skies awards, bonuses, commissions, skill-based pay, and short-term disability earnings are excluded.

Performance goals may be set in any of five general categories:

■	Corporate goals, which reflect measured results for the corporation and therefore emphasize teamwork and cooperation among all participants.
■	Regional goals, which reflect the measured results for a region and therefore focus on results of a specific region.
■	District goals, which reflect the measured results for a district and therefore focus on results of a specific district.
■	Group goals, which reflect the measured results for a group and therefore focus on results of a specific group.
■	Individual goals, which reflect the measured personal results by a single participant.

Each participant’s total opportunity can be based on any of the above types of goals selected by the CEO, at his sole discretion. The Compensation Committee sets the goals for the CEO. The mix and weighting of the types of goals and/or their use in determining awards need not be the same for all participants or any group of participants.

Goals will have three general levels of achievement. Award opportunities for results achieved between these levels will be interpolated. All goals and opportunity levels shall be reviewed and established in light of existing economic conditions and the company’s then existing strategic objectives so that the program retains its purpose of motivating and rewarding employees for producing those realistic, focused results.

■	Program “Threshold” describes the minimum result necessary to generate an incentive award.
■	Program “Target” describes a stretch goal that is set in conjunction with the company’s business plan.
■	Program “Maximum” describes outstanding results for which the maximum available incentive awards will be payable.

Linkage has been created between the goals to ensure concentration on all of the performance measures. Performance below threshold of any goal will offset total payout.

For the NEOs other than the CEO, goals may be adjusted during the fiscal year by the CEO, at his sole discretion for circumstances such as restructuring, acquisitions, and general ledger reclassifications. The CEO also may adjust forecasts if unforeseen negative events affecting performance should occur. Changes to goals are infrequent. The approval of the CEO is required to make any changes. The CEO also reserves the right to adjust the credit on unusual transactions (“windfalls”), in his sole discretion, to reflect more appropriately the amount of effort involved. For the CEO, such decisions are made by the Compensation Committee.

1998 Directors Stock Option Plan

Under the Company’s 1998 Directors Stock Option Plan, as amended, 2% of the Company’s outstanding common stock is reserved for issuance for awards to Directors. In 2006, we issued options for shares of our common stock under this plan to Mr. Adams, which were vested immediately Mr. Adams is the only employee who has received stock options under this plan, due to his position as Chairman of the Board of Directors.

1998 Employee Stock Option Plan

Under the Company’s 1998 Employee Stock Option Plan, 5 1/2% of the Company’s outstanding common stock is reserved for issuance of awards to employees.

In 2006, we issued options for the shares of our common stock under our 1998 Employee Option Plan to Messrs. Thompson, Koch, Souder and Starr, each as indicated in the table on page 82. The options granted to Messrs. Thompson, Koch, Souder and Starr vest in installments over a period of five years. All options would become fully vested and exercisable upon the Merger.

2002 Stock Option Plan

Under our 2002 Stock Option Plan, 2,046,178 shares of our common stock were reserved for issuance in connection with stock options and/or stock appreciation rights awards that may be granted under the plan. As of December 31, 2006, 1,479,805 shares of common stock remain available for awards.

2004 Restricted Stock Plan

Under our 2004 Restricted Stock Plan, 800,000 shares of our common stock have been reserved for issuance in connection with restricted stock awards that may be granted under the plan. As of December 31, 2006, 722,408 shares of common stock remain available for awards.

In 2006, we issued restricted stock under our 2004 Restricted Stock Plan to Messrs. Adams, Thompson Koch, Souder and Starr as indicated in the table on page 82. The restricted stock granted to Messrs. Adams, Thompson, Koch, Souder and Starr vests in installments over a period of five years. All restricted stock would become fully vested upon the Merger.

Outstanding Equity Awards at Year-End

				Option Awards					Stock Awards
Name	Grant Date	Plan	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable[1]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested[2]	Market value of shares or units of stock that have not vested($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other righ ts that have not vested
Marty E. Adams
	1/1/1998	CB01	1,552	–	–	27.05	1/1/2008	–	–	–	–
	1/1/1998	CB01	1,552	–	–	27.05	1/1/2008	–	–	–	–
	11/18/1998	98EG	53,240	–	–	23.67	11/17/2008	–	–	–	–
	12/30/1998	98EE	11,691	–	–	21.38	12/29/2008	–	–	–	–
	12/30/1999	98EE	15,030	–	–	18.30	12/29/2009	–	–	–	–
	1/19/2000	98EG	44,000	–	–	17.22	1/18/2010	–	–	–	–
	9/20/2000	98EG	17,600	–	–	15.45	9/20/2010	–	–	–	–
	12/29/2000	98EE	9,850	–	–	16.75	12/29/2010	–	–	–	–
	3/21/2001	98NE	50,000	–	–	16.80	3/21/2011	–	–	–	–
	12/31/2001	98NE	8,042	–	–	20.34	12/31/2011	–	–	–	–
	3/20/2002	98NE	75,000	–	–	21.99	3/19/2012	–	–	–	–
	2/19/2003	98NE	75,000	–	–	19.82	2/18/2013	–	–	–	–
	3/17/2004	98NE	133,000	–	–	25.45	3/17/2014	–	–	–	–
	2/16/2005	98NE	38,750	–	–	27.80	2/16/2015	–	–	–	–
	2/16/2006	98NE	42,500	–	–	26.34	2/16/2016	–	–	–	–
	2/16/2005	05RS	–	–	–	–	–	23,250	663,555	–	–
	2/16/2006	05RS	–	–	–	–	–	25,500	727,770	–	–
Total			576,807	–	–	–	–	48,750	1,391,325	–	–
Kevin T. Thompson
	3/20/2002	98EG	–	4,380	–	21.99	3/19/2012	–	–	–	–
	11/14/2002	98EG	–	–	–	18.70	11/13/2012	–	–	–	–
	2/19/2003	98EG	–	8,760	–	19.82	2/18/2013	–	–	–	–
	3/17/2004	98EG	–	13,140	–	25.45	3/17/2014	–	–	–	–
	2/16/2005	98EG	–	10,950	–	27.80	2/16/2015	–	–	–	–
	2/16/2006	98EG	–	6,250	–	26.34	2/16/2016	–	–	–	–
	2/16/2005	05RS	–	–	–	–	–	2,190	62,503	–	–
	2/16/2006	05RS	–	–	–	–	–	3,750	107,025	–	–
Total			–	43,480	–	–	–	5,940	169,528	–	–

Outstanding Equity Awards at Year-End (continued)

Option Awards						Stock Awards
Name	Grant Date	Plan	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable [1]	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested [2]	Market value of shares or units of stock that have not vested ($)	Equity Incentive Plan Awards: Number of unearned shares, units or other rights that have not vested	Equity Incentive Plan Awards: Market or payout value of unearned shares, units or other rights that have not vested
Frank J. Koch
	1/1/1998	CB01	700	–	–
	1/1/1998	CB01	700	–	–	27.05	1/1/2008	–	–	–	–
	12/30/1998	98EE	3,741	–	–	27.05	12/29/2008	–	–	–	–
	9/20/2000	98EG	4,400	–	–	15.45	9/20/2010	–	–	–	–
	12/29/2000	98EE	3,582	–	–	16.75	12/29/2010	–	–	–	–
	12/31/2001	98EE	3,446	–	–	20.34	12/31/2011	–	–	–	–
	3/20/2002	98EG	12,480	3,120	–	21.99	3/19/2012	–	–	–	–
	2/19/2003	98EG	9,360	6,240	–	19.82	2/18/2013	–	–	–	–
	3/17/2004	98EG	6,240	9,360	–	25.45	3/17/2014	–	–	–	–
	2/16/2005	98EG	–	11,700	–	27.80	2/16/2015	–	–	–	–
	2/16/2006	98EG	–	4,375	–	26.34	2/16/2016	–	–	–	–
	2/16/2005	05RS	–	–	–	–	–	780	22,261	–	–
	2/16/2006	05RS	–	–	–	–	–	2,625	74,918	–	–
Total			44,649	34,795	–	–	–	3,405	97,179	–	–
W. Granger Souder, Jr.
	12/30/1998	98EE	3,697	–	–	21.38	12/29/2008	–	–	–	–
	12/30/1999	98EE	4,782	–	–	18.30	12/29/2009	–	–	–	–
	12/29/2000	98EE	597	–	–	16.75	12/29/2010	–	–	–	–
	12/31/2001	98EE	1,148	–	–	20.34	12/31/2011	–	–	–	–
	3/20/2002	98EG	12,480	3,120	–	21.99	3/19/2012	–	–	–	–
	11/14/2002	98EG	1,385	–	–	18.70	11/13/2012	–	–	–	–
	2/19/2003	98EG	9,360	6,240	–	19.82	2/18/2013	–	–	–	–
	3/17/2004	98EG	6,240	9,360	–	25.45	3/17/2014	–	–	–	–
	2/16/2005	98EG	–	3,900	–	27.80	2/16/2015	–	–	–	–
	2/16/2006	98EG	–	4,375	–	26.34	2/16/2016	–	–	–	–
	2/16/2005	05RS	–	–	–	–	–	2,340	66,784	–	–
	2/16/2006	05RS	–	–	–	–	–	2,625	74,918	–	–
Total			39,688	26,995	–	–	–	4,965	141,701	–	–
Les V. Starr
	4/1/2002	98EG	12,000	3,000	–	22.29	3/31/2012	–	–	–	–
	2/19/2003	98EG	9,360	6,240	–	19.82	2/18/2013	–	–	–	–
	3/17/2004	98EG	6,240	9,360	–	25.45	3/17/2014	–	–	–	–
	2/16/2005	98EG	–	11,700	–	27.80	2/16/2015	–	–	–	–
	2/16/2006	98EG	–	8,750	–	26.34	2/16/2016	–	–	–	–
	2/16/2005	05RS	–	–	–	–	–	780	22,261	–	–
	2/16/2006	05RS	–	–	–	–	–	1,750	49,945	–	–
Total			27,600	39,050	–	–	–	2,530	72,206	–	–

(1)	Unexercisable options vest according to the following schedule: 40% on the second anniversary of the date of grant, and an additional 20% vesting on each of the third, fourth and fifth anniveraries of the date of grant. All outstanding awards would become fully vested upon the consummation of the Merger.
(2)	Unvested shares of restricted stock vest according to the following schedule: 40% on the second anniversary of the date award, and an additional 20% vesting on each of the third, fourth and fifth anniversary of the date of award. All outstanding awards would become fully vested upon the consumation of the Merger.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Marty E. Adams[1]	5,828	$166,215	–	–
Kevin T. Thompson[2]	130,154	3,691,193	–	–
Frank J. Koch[2]	53,762	1,532,623	–	–
W. Granger Souder, Jr.[2]	58,388	1,655,259	–	–
Les V. Starr	–	–	–	–
(1)	The awards were made under the 1998 Directors Stock Option Plan, as amended.
(2)	The awards were made under the 1998 Employee Stock Option Plan and the 2002 Stock Option Plan.

Pension Benefits

The Company does not maintain a qualified or non-qualified pension plan.

Non-Qualified Deferred Compensation1

	Executive Contributions in Last FY2	Registrant Contributions in Last FY3	Aggregate Earnings in Last FY4	Aggregate Withdrawals/ Distributions	Aggregate Balance at at Last FY
Marty E. Adams	$177,132	$206,433	$35,410	–	$1,950,894
Kevin T. Thompson	21,188	51,270	10,743	–	465,594
Frank J. Koch	85,091	29,103	37,947	–	241,223
W. Granger Souder, Jr.	11,913	33,795	81,926	–	488,635
Les V. Starr	20,227	5,365	11,776	–	460,759

(1)	All contributions are under the Sky Financial Group, Inc. Non-Qualified Retirement Plan I or the Sky Financial Group, Inc. Non-Qualified Retirement Plan II, described below.
(2)	Note that the amount of each NEO’s contributions also is included in either the “Salary” or the “Non-Equity Incentive Compensation” column of the Summary Compensation Table on page 78. The contribution is made from and reduces the NEO’s Salary or Non-Equity Incentive Compensation.

It is not in addition to those amounts.

(3)	Note that the amount of the Registrant’s contributions also is included in the “All Other Compensation” column of the Summary Compensation Table on page 78. These contributions are not in addition to the amount reported there.
(4)	The Plan does not provide for above-market interest.

Supplemental Narrative

Sky maintains the Sky Financial Group, Inc. Non-Qualified Retirement Plan I, and the Sky Financial Group, Inc. Non-Qualified Retirement Plan II for NEOs and other employees who want to contribute in excess of the IRS limits. These two Non-Qualified Plans are nearly identical, except that Plan I was frozen to qualify for grandfather treatment under Code Section 409A and Plan II was drafted to comply with Code Section 409A.

Non-Qualified Retirement Plans I and II each mirror the construct and design of the qualified Sky Financial Group, Inc. Profit Sharing, 401(k) and ESOP Plan, as the Non-Qualified Retirement Plans are an extension of the qualified plan for an NEO’s cash compensation above the IRS earnings limit. In 2006, this limit was $220,000. For example, NEOs and other participants in the Non-Qualified Retirement Plans could receive a Company contribution equal to 3% of their cash compensation above the earnings limit under the ESOP portion of Non-Qualified Retirement Plan; a Company matching contribution of 100% of the first 3% contributed by the participant and 50% of the next 2% contributed above the wage limit under the 401(k) supplemental portion of the Non-Qualified Retirement Plan; and, depending on actual profit levels, a supplemental Company contribution equal to 0% to 8% (the same as provided under the qualified Profit Sharing, 401(k) and ESOP Plan) of the participant’s cash compensation above the earnings limit under the supplemental profit sharing portion of the Non-Qualified Retirement Plan.

Under the Plans, Company contributions are based on “Compensation,” which means a participant’s salary and bonus payable in any calendar year. Under the Plans, “Bonus” means the additional cash remuneration payable to a participant annually pursuant to the Annual Incentive Plan. Under the Plans, the NEOs (and other participants) can elect to make pre-tax contributions above the IRS limits ($15,000 for 2006) from their “Additional Remuneration,” which means the Bonus and any additional cash remuneration payable to a participant annually pursuant to a performance compensation program or any other plan, program or arrangement under which the Company pays an amount of cash remuneration to a participant above such participant’s salary.

All Sky contributions, as well as deferral contributions elected by the participants are deemed invested, according to the participant’s direction, in the same fund choices as are made available under Sky’s qualified Profit Sharing, 401(k) and ESOP Plan. These contributions and the investment earnings, if any, do not result in taxable income to the participants until they receive a distribution, generally following the participant’s retirement or other termination of employment. A portion of the Sky and participant contributions are held in a rabbi trust, under which the entire balance remains subject to the claims of Sky’s general creditors. Under these plans, Sky accrues a liability equal to the plan balances and receives a tax deduction only when payments are made out of these plans, which are anticipated to be at retirement typically. Sky is subject to income taxes on income earned on these investments as well as capital gains treatment when sold.

The ESOP contribution equals 3% of cash compensation above the IRS wage limit of $220,000 and is paid in Sky Stock. The 401(k) provides a 100% match on the first 3% of cash compensation deferred and a 50% match on the next 2% of cash compensation deferred, or 4% of cash compensation taking into account all compensation. There is also a profit sharing contribution and the amount varies directly with Sky profits and can range from 0% to 8% of cash compensation above the IRS wage limit of $220,000. The Non-Qualified Plans provide investment alternatives in the following catagories: Sky stock, large cap, small cap, income and growth funds.

Potential Payments Upon Termination or Change In Control

The Company’s Named Executive Officers are each a party to an employment agreement that provides for certain salary and benefits upon termination of employment under various scenarios. The agreements are all described more fully in the narrative and tables below.

The tables below set forth the estimated current value of benefits that could be paid to each of our Named Executive Officers upon various termination events, which would only be known at the time that the benefits become payable. The tables reflect the amounts that could be payable under the various arrangements if the event in question occurred as of December 31, 2006.

The Named Executive Officers’ employment agreements do not provide for any additional payments or benefits under a voluntary termination of employment by the executive or involuntary termination by the Company for cause. Under those scenarios, the Named Executive Officers are only entitled to their accrued and unpaid obligations, such as salary and unused vacation. The following tables contain common information about the Company’s employment aggreements and benefit plans, and policies, as well as, assumptions used by the Company in arriving at the amounts contained in the tables.

Marty E. Adams

The following table shows the potential payments upon termination or change in control for Marty Adams, our Chairman, President, and is Chief Executive Officer. A description of the employment agreement with Mr. Adams providing the benefits specified in the table below and on page 88.

Potential Payments Upon Termination or Change In Control – Marty E. Adams

Executive Benefits and Payments Upon Termination	Retirement	Change in Control - Termination	Change in Control - Constructive Termination	Change in Control - No Termination	Good Reason or Involuntary Not for Cause Termination	Death[6]	Disability[7]
Compensation:
Base Continuation	–	$2,394,000	$2,394,000	$–	$1,725,996	$1,596,000	$1,596,000
Incentive Compensation[1]	–	3,329,901	3,329,901	–	1,208,197	–	–
Long-Term Incentive	–	2,647,410	2,647,410	–	862,998	–	–
Restricted Stock:
Vesting Accelerated[2]	–	162,760	162,760	162,760	–	–	–
Benefits and Perquisites:
Post-Termination Health Care[3]	$46,903	19,510	19,510	–	14,066	–	53,967
Supplemental Disability
Insurance Premiums	–	36,228	36,228	–	26,119	–	–
Non-Qualified
Retirement Plan[4]	–	691,899	691,899	–	498,837	–	–
Split Dollar Life Insurance[5]	–	9,336	9,336	–	6,731	–	–
280G Tax Gross-Up	–	4,896,931	4,896,931	–	–	–	–
Total:	$46,903	$14,187,975	$14,187,975	$162,760	$4,342,944	$1,596,000	$1,649,967

(1)	In the event that the Company terminates Mr. Adams’ employment without Cause or if he terminates his employment for “Good Reason” (each as defined in the employment agreement and described below), he is entitled to receive the annual bonus for the remaining two years of his employment agreement. If Mr. Adams were terminated for any other reason, he is entitled to receive the bonus due in February 2007 because he was employed on December 31, 2006.
(2)	Mr. Adams’ award agreement under the 2004 Restricted Stock Plan provides for full vesting upon a change in control. These figures were calculated according to the rules applicable to change in control payments under code section 2806.
(3)	In the event the Company terminates Mr. Adams without Cause or if he terminates his employment for Good Reason, he is entitled to an amount sufficient to pay premiums for medical, health, disability and life insurance for the remaining two years of his employment agreement. In the case of termination for any other reason, Mr. Adams is not entitled to any additional amounts.
(4)	Based on his years of service, Mr. Adams is 100% vested in his benefit under this plan. The amounts reflected represent additional benefit plan contributions he is entitled to receive under his employment agreement. Upon termination of employment for any reason, Mr. Adams would be entitled to receive a lump sum distribution of his entire account balance under this plan on the first of the month following six months from his termination of employment. In the case of a change in control that does not result in termination, no benefit is immediately payable.
(5)	The Company maintains a split dollar life insurance policy with Mr. Adams through a third-party insurance company. The Company is the owner of the policy. However, an endorsement exists that entitles Mr. Adams to receive a death benefit equal to the lesser of three times his base annual salary, or $3 million. If Mr. Adams is terminated following a Change in Control, he can continue the face amount of the policy (minus the cash surrender value) equal to the greater of the amount set forth in the split dollar policy endorsement or three times his base annual salary, but no greater than $3 million.
(6)	Mr. Adams’ employment agreement provides that if he dies, the Company will provide his base salary and health benefits for two years.
(7)	Mr. Adams’ employment agreement provides that, if he is terminated due to disability, he will continue to receive for two years, his base salary plus health benefits.

Kevin T. Thompson

The following table shows the potential payments upon termination or change in control for Kevin Thompson, our Executive Vice President, Chief Financial Officer. A description of the employment agreement with Mr. Thompson providing the benefits specified in the table below are described in more detail beginning on page 89.

Potential Payments Upon Termination or Change In Control – Kevin T. Thompson

Executive Benefits and Payments Upon Termination	Retirement	Change in Control - Termination	Change in Control - Constructive Termination	Change in Control - No Termination	Good Reason or Involuntary Not for Cause Termination	Death	Disability
Compensation:
Salary Continuation	–	$926,900	$926,900	$–	$465,000	–	–
Bonus Through
Termination Date	–	N	N	–	N	N	N
Incentive Compensation	–	926,900	926,900	–	232,500	–	–
Restricted Stock:
Vesting Accelerated[1]	–	21,088	21,088	21,088	–	–	–
Stock Options:
Vesting Accelerated[1]	–	103,927	103,927	103,927	–	–	–
Benefits and Perquisites:
Post-Termination Health Care	–	12,109	12,109	–	12,109	–	–
Outplacement Services	–	25,000	25,000	–	25,000
Total:	–	$2,015,924	$2,015,924	$125,015	$734,609	–	–

(1)	Mr. Thompson’s award agreement under the 1998 Employee Stock Option Plan and the 2004 Restricted Stock Plan provide for full vesting upon a change in control. These figures were calculated according to the rules applicable to change in control payments under code section 2806.

W. Granger Souder, Jr

The following table shows the potential payments upon termination or change in control for W. Granger Souder, Jr. our Executive Vice President, General Counsel and Secretary. A description of the employment agreement with Mr. Souder providing the benefits specified in the table below are described in more detail beginning on page 89.

Potential Payments Upon Termination or Change In Control – W. Granger Souder, Jr.

Executive Benefits and Payments Upon Termination	Retirement	Change in Control - Termination	Change in Control - Constructive Termination	Change in Control - No Termination	Good Reason or Involuntary Not for Cause Termination	Death	Disability
Compensation:
Salary Continuation	–	$714,610	$714,610	$–	$358,500	–	–
Bonus Through
Termination Date	–	N	N	–	N	N	N
Incentive Compensation	–	714,610	714,610	–	179,250	–	–
Restricted Stock:
Vesting Accelerated[1]	–	16,631	16,631	16,631	–	–	–
Stock Options:
Vesting Accelerated[1]	–	63,309	63,309	63,309	–	–	–
Benefits and Perquisites:
Post-Termination Health Care	–	15,221	15,221	–	15,221	–	–
Outplacement Services	–	25,000	25,000	–	25,000	–	–
Total:	–	$1,549,381	$1,549,381	$79,940	$577,971	–	–

(1)	Mr. Souder’s award agreement under the 1998 Employee Stock Option Plan and the 2004 Restricted Stock Plan provide for full vesting upon a change in control. These figures were calculated according to the rules applicable to change in control payments under code section 2806.

Les V. Starr

The following table shows the potential payments upon termination or change in control for Les V. Starr, our Executive Vice President, Operations and Information Technology. A description of the employment agreement with Mr. Starr providing the benefits specified in the table below are described in more detail beginning on page 89.

Potential Payments Upon Termination or Change In Control – Les V. Starr

Executive Benefits and Payments Upon Termination	Retirement	Change in Control - Termination	Change in Control - Constructive Termination	Change in Control - No Termination	Good Reason or Involuntary Not for Cause Termination	Death	Disability
Compensation:
Salary Continuation	–	$687,700	$687,700	$–	$345,000	–	–
Bonus Through
Termination Date	–	N	N	–	N	N	N
Incentive Compensation	–	343,850	343,850	–	172,500
Restricted Stock:
Vesting Accelerated[1]	–	9,281	9,281	9,281	–	–	–
Stock Options:
Vesting Accelerated[1]	–	105,100	105,100	105,100	–	–	–
Benefits and Perquisites:
Post-Termination Health Care	–	13,603	13,603	–	13,603	–	–
Outplacement Services	–	25,000	25,000	–	25,000	–	–
Total:	–	$1,184,533	$1,184,533	$114,381	$556,103	–	–

(1)	Mr. Starr’s award agreement under the 1998 Employee Stock Option Plan and the 2004 Restricted Stock Plan provide for full vesting upon a change in control. These figures were calculated according to the rules applicable to change in control payments under code section 2806.

Frank J. Koch

The following table shows the potential payments upon termination or change in control for Frank Koch, our Executive Vice President, Chief Credit Officer. A description of the employment agreement with Mr. Koch providing the benefits specified in the table below are described in more detail beginning on page 89.

Potential Payments Upon Termination or Change In Control – Frank J. Koch

Executive Benefits and Payments Upon Termination	Retirement	Change in Control - Termination	Change in Control - Constructive Termination	Change in Control - No Termination	Good Reason or Involuntary Not for Cause Termination	Death	Disability
Compensation:
Salary Continuation	–	$478,000	$478,000	$–	$478,000	–	–
Bonus Through
Termination Date	–	N	N	–	N	N	N
Incentive Compensation	–	239,000	239,000	–	239,000
Restricted Stock:
Vesting Accelerated[1]	–	13,018	13,018	13,018	–	–	–
Stock Options:
Vesting Accelerated[1]	–	84,008	84,008	84,008	–	–	–
Benefits and Perquisites:
Post-Termination Health Care	–	18,137	18,137	–	18,137	–	–
Non-Qualified Retirement Plan[2]	–	38,766	38,766		38,766
Total:	–	$870,929	$870,929	$97,026	$773,903	–	–

(1)	Mr. Koch’s award agreement under the 1998 Employee Stock Option Plan and the 2004 Restricted Stock Plan provide for full vesting upon a change in control. These figures were calculated according to the rules applicable to change in control payments under code section 2806.
(2)	Based on his years of service, Mr. Koch is 100% vested in his benefit under this plan. The amounts reflected represent additional benefit plan contributions he is entitled to receive under his employment agreement. Upon termination of employment for any reason, Mr. Koch would be entitled to receive a lump sum distribution of his entire account balance under this plan on the first of the month following six months from his termination of employment. In the case of a change in control that does not result in termination, no benefit is immediately payable.

Employment Agreement with Mr. Adams

In addition to the terms of Mr. Adams’ employment agreement described in the narrative accompanying the Summary Compensation Table, Mr. Adams’ employment agreement provides for payment of certain benefits under certain termination and change in control scenarios. The agreement provides that, in the event of termination of employment for any reason, the Company shall pay Mr. Adams in lump sum an amount equal to the unpaid base salary, any short term and long term incentive compensation payable and any benefit payments due Mr. Adams through the date of termination. The agreement also provides for the payment upon his termination for any reason other than for Cause or without Good Reason (each as defined in the agreement and below), of an amount equal to the targeted annual bonus prorated for the remainder of the year in which termination occurs.

In addition to those payments, in the event that Mr. Adams’ employment is terminated either prior to or within two years following a “change in control” of the Company (as defined in the agreement and below), either by the Company without Cause or by the executive for Good Reason, the Company shall pay Mr. Adams an amount equal to the greater of (i) the sum of Mr. Adams’ annual base salary plus targeted annual bonus (“Annual Cash Compensation”) multiplied by the number of whole and partial years remaining in the employment term as it existed immediately preceding termination, or (ii) three times Annual Cash Compensation. Welfare benefit continuation will be provided for the remainder of the term, or if longer, three years. If such termination occurs during the two-year period following a “change in control,” Mr. Adams would receive the greater of the termination payment described above, or three times the sum of (x) his highest annual rate of base salary, (y) his highest supplemental matching contributions and (z) his highest annual bonus and long-term compensation paid or awarded during the three-year period immediately prior to the date of termination, and continued welfare benefits for the longer of three years or the remaining period of the term as it existed immediately prior to termination. Upon any such termination, all stock options granted after the effective time shall vest and become immediately exercisable in full.

If any payments pursuant to the agreement or otherwise would be subject to any excise tax under the Internal Revenue Code, the Company will provide an additional payment such that Mr. Adams retains a net amount equal to the payments he would have received if such excise tax had not applied.

The agreement contains a covenant not to compete and related provisions that restrict Mr. Adams’ ability to compete with the Company during the term of the agreement and for a period of one year following termination under certain circumstances.

Definitions

“Cause,” as defined in Mr. Adams’ employment agreement, means: (i) the willful and continued failure to substantially perform his duties to the detriment of the Company (other than due to physical or mental illness), after a written demand for substantial performance is delivered to Mr. Adams by the Board; or (ii) willful engaging in gross misconduct materially and demonstrably injurious to the Company. No act or failure to act by Mr. Adams shall be considered “willful” unless done or omitted to be done by him in bad faith and without reasonable belief that his action or omission was in the best interests of the Company.

The employment agreement defines “Good Reason” as the Company’s: (i) removal of Mr. Adams from, or failure to re-appoint him to, his position as Chairman and/or his position as Chief Executive Officer of the Company, except in connection with the Company’s termination of Mr. Adams for Cause, or removal of Mr. Adams as Chairman in order to comply with statutory or regulatory requirements; (ii) failure to comply the employment agreement in any material respect; (iii) giving notice to Mr. Adams that it does not intend to renew the employment agreement; or (iv) imposing any requirement that Mr. Adams be based anywhere more than thirty miles from the Company’s office where he is located at the effective time of the agreement.

During the two year period following a Change in Control, “Good Reason” also shall include, without Mr. Adams’ consent, the Company’s: (i) assignment to Mr. Adams of any duties or responsibilities (including reporting responsibilities) inconsistent in any material and adverse respect with his duties and responsibilities with the Company immediately prior to such Change in Control (including any diminution of such duties or responsibilities), removal of Mr. Adams from, or failure to reappoint Mr. Adams to, his position as Chairman, President, and Chief Executive Officer, or the removal of Mr. Adams from such position, thereafter; (ii) reduction in Mr. Adams’ rate of annual base salary or short-term incentive compensation or long-term incentive compensation opportunities as in effect immediately prior to such Change in Control or as the same may be increased from time to time thereafter; (iii) failure to continue in effect any employee benefit plan, compensation plan, welfare benefit plan or material fringe benefit plan in which he is participating immediately prior to the Change in Control, or the taking of any action that would adversely affect Mr. Adams’ participation in or reduce his benefits under any such plan, unless Mr. Adams is permitted to participate in other plans providing Mr. Adams with substantially equivalent aggregate benefits, or provide Mr. Adams with paid vacation in accordance with the most favorable plans in effect for Mr. Adams immediately prior to such Change in Control; or (iv) refusal to continue to permit Mr. Adams to engage in activities not directly related to the business of the Company, which Mr. Adams was permitted to engage in prior to the Change in Control; (v) purported termination of Mr. Adams’ employment; or (vi) failure of to obtain the assumption agreement from any successor as contemplated in Mr. Adams’ employment agreement.

Termination of employment by Mr. Adams for any reason other than retirement during the 30 day period commencing one year after the date of a Change in Control also shall constitute Good Reason.

Pursuant to the agreement, “Change in Control” shall be deemed to have taken place if at anytime following the effective time of the agreement: (i) individuals who constitute the Board immediately after the Effective Time cease for any reason to constitute at least a majority of the Board; (ii) any “person” (as such term is defined in Section 3(a)(9) of the Securities Exchange Act of 1934 (the “Exchange Act”), directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company’s then outstanding securities; (iii) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its Subsidiaries that requires the approval of the Company’s stockholders (a “Business Combination”), unless immediately following such Business Combination: (A) more than 60% of the total voting power of the corporation resulting from such Business Combination or (y) the ultimate parent corporation that directly or indirectly has beneficial ownership of 100% of the voting securities eligible to elect directors of the Surviving Company is represented by Company Voting Securities; or (iv) the Company’s stockholders approve a plan of complete liquidation or dissolution of the Company or a sale of substantially all of the Company’s assets or deposits.

The Merger, if consummated, will constitute a Change in Control.

Employment Agreements with Messrs. Thompson, Souder and Starr

We have entered into employment agreements with Messrs. Thompson, Souder and Starr with substantially similar terms. The agreements provide for at-will employment with no specified term. They provide for a specified minimum base salary, which may not be reduced during the period of employment, and for incentive compensation, benefits and perquisites consistent with those to which similarly situated officers are entitled under the Company’s benefit plans.

Pursuant to the employment agreements, if the Company terminates the NEO’s employment for any reason other than for Cause, death, or disability, or if the NEO terminates employment for Good Reason, the NEO is entitled to the following compensation: (a) continuation of base salary for eighteen months or in the event of a termination within six months of a Change in Control, a lump sum equal to the product of 2.99 times the base salary amount; (b) bonus compensation under the Company’s short-term incentive plan, if any, for 2006; (c) lump sum amount equal to the NEO’s annual “target” amount under the Company’s short-term incentive plan, or in the event of a termination within six months of a Change in Control, a lump sum amount equal to the product of 2.99 times the NEO’s “target” amount; (d) outplace-ment services, at a provider of NEO’s choice, up to a cost of $25,000; and (e) continuation of NEO’s medical, dental, and life insurance benefits for the lesser of eighteen months or until the NEO begins new full-time employment. The above payments are contingent upon the executive signing a mutual general release. In the event that the Company terminates the NEO’s employment for Cause, death or disability or if the NEO voluntarily terminates his employment other than for Good Reason, the NEO is only entitled to his earned salary and vested plan benefits up to and including the date of termination. The agreements also require the NEOs to abide by restrictive covenants relating to non-disclosure, as well as non-competition and non-solicitation for one year following termination of employment. In the case of Mr. Thompson and Mr. Souder, as part of the merger with Huntington, the actual 2006 bonuses will be used in lieu of “target” for purposes of calculating severance in clause (c) above.

“Cause” as defined in each agreement means: (a) the commission by the employee of an act or series of acts intended to cause and which results in material damage to the Company’s property, operations or business prospects; or (b) the employee’s gross misconduct, fraud, misappropriation of funds, or commission of a felony; or (c) the employee’s willful failure to perform his duties or the lawful and ethical directions, which failure has not been cured in all material respects within twenty days after the Company gives written notice thereof to the employee; or (d) the employee’s material breach of any provision of his employment agreement, which breach has not been cured in all material respects within twenty days after the Company gives written notice thereof to the employee.

The agreements define “Good Reason” as: (a) a material diminution of the duties, authority, responsibility level, or employment position of the employee; (b) a reduction, in the employee’s base salary from the amount specified in their employment agreement; (c) a material reduction of more than ten percent in the employee’s target incentive compensation as set forth in their employment agreement, except in the event that such reduction applies uniformly to all other employees with positions at the same level within the Company as that of the position of the employee; (d) any change in the employee’s principal place of work, which would increase the employee’s commute by thirty-five miles or more from the employee’s current principal place of work, or (e) a material breach by the Company of its obligations under the employee’s employment agreement. The agreements provide that Good Reason is not effective until the expiration of ten business days following written notice to the Company of the employee’s grounds for claiming Good Reason and that any action or inaction, which is remedied by the Company within ten business days following such written notice, shall not constitute Good Reason.

“Change in Control” means: (a) the consummation of a merger, consolidation, statutory share exchange or similar form of corporate transaction involving the Company or any of its subsidiaries that requires the approval of the Company’s stockholders, whether for such transaction or the issuance of securities in the transaction, unless immediately following such transaction: (i) more than sixty percent of the total voting power of (x) the company resulting from such transaction or (y) if applicable, the ultimate parent company thereof, is represented by voting securities that were outstanding immediately prior to such transaction (or, if applicable, is represented by shares into which such Company voting securities were converted pursuant to such transaction; (ii) no person (other than any employee benefit plan or related trust sponsored or maintained by the Company resulting from such transaction or the parent thereof is or becomes the beneficial owner, directly or indirectly, of 25% or more of the total voting power of the outstanding voting securities eligible to elect directors of the Company resulting from such transaction or the parent thereof; and (iii) at least fifty percent of the members of the board of directors of the Company resulting from such transaction or the parent thereof following the consummation of the transaction were directors of the Company at the time of the Board of Directors’ approval of the execution of the initial agreement providing for such transaction; or (b) the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or a sale of all or substantially all of the Company’s assets or deposits. Notwithstanding the foregoing, a Change in Control of the Company shall not be deemed to occur solely because any person acquires beneficial ownership of more than twenty-five percent of the Company voting securities as a result of the acquisition of Company voting securities by the Company, which reduces the number of Company voting securities outstanding; provided, however, that if after such acquisition by the Company, such person becomes the beneficial owner of additional Company voting securities that increases the percentage of outstanding Company voting securities beneficially owned by such person, a Change in Control of the Company shall then occur.

The Merger, if consummated, will constitute a Change in Control.

Employment Agreement with Mr. Koch

Mr. Koch’s employment agreement provides that, upon a change in control, the Company must continue to employ Mr. Koch until the earlier of age 65 or twenty-four months after the date of the change in control. During this period, Mr. Koch is entitled to: (i) a monthly salary of at least equal to his highest base salary for any month of the previous twelve months preceding the change-in-control and, during each subsequent year, an annual salary at least equal to his salary for the preceding year plus any increases calculated in a manner in which other pay increases are calculated for other executives, (ii) annual bonus equal to the greater of (a) his last annual bonus or (b) his annual bonus of the preceding year; (iii) all existing plans or through equivalent plans at least the types and amounts of group insurance coverage benefits, including life, health, disability, hospitalization, and surgical benefits, and health care benefits for Mr. Koch’s family; and (iv) participation in the profit sharing plan on the same basis as all other employees. In the event of a termination of Mr. Koch for any reason other than for cause, during this period, the Company must pay: (i) monthly salary equal to the greater of his highest salary for any month during the twelve months preceding the change-in-control and his termination of employment, (ii) profit sharing plan and trust contributions on the same basis as all other employees, provided continued participation is possible under the terms and provisions of the plan and (iii) the greater of the average of the annual bonuses received by Mr. Koch during the three calendar years preceding the change in control and the termination of employment. Mr. Koch’s compensation will be deducted by any amount he received during the year pur-

suant to the long-term disability policy. Mr. Koch may elect, within sixty days after the date of termination, to receive a single lump sum payment in an amount equal to the present value of the total unpaid amount due to him if there is a termination as a result of a change in control. Following a change in control, if Mr. Koch ceases to be employed for any reason, except misconduct, he and or his spouse shall receive health care benefits equal to the greater of the benefits to which he was entitled to before his termination or immediately preceding the change in control until Mr. Koch reaches normal retirement age. If, following a change in control, the Company requires Mr. Koch to relocate his office more than seventy miles from Salem, Ohio or forty miles from Salineville, Ohio, relocation expenses not to exceed $5,000 will be paid by the Company.

For purposes of Mr. Koch’s employment agreement, “Change in Control” means: (i) any person, partnership, corporation, or other entity becomes a beneficial owner, directly or indirectly, of shares of voting stock representing at least 20% or more of the Company issued and outstanding voting stock; or (ii) one-half or more of the membership of the Board consists of members not recommended for membership by the Company or the Board. The, merger, if consumated, will constitute a Change in Control. A termination by Mr. Koch for “cause” means: (i) the Company’s request that Mr. Koch resigns or retire; (ii) a change in location of Mr. Koch’s place of employment or office to a site more than seventy miles from Salem, Ohio, city limits or forty miles from Salineville, Ohio, city limits; (iii) or the breach by the Company of any provision of Mr. Koch’s employment agreement.

Compensation Committee Report

The Compensation Committee of the Board (the “Committee”) has reviewed and discussed the Compensation Discussion and Analysis on pages 73 through 90 of this Annual Report on Form 10-K with the Company’s management and, based on such review and discussions, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the Company’s fiscal year ended December 31, 2006.

Gerard P. Mastroianni, Chairman

D. James Hilliker

Marylouise Fennell

Director Compensation

Name	Fees Earned or Paid in Cash [1]	Stock Awards [2]	Option Awards [3]	Stock Awards [4]	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total Compensation
George N. Chandler II	$26,550	$13,170	$37,200	2,634	–	–	–	$76,920
Robert C. Duvall	30,050	13,170	37,200	2,634	–	–	–	80,420
Marylouise Fennell	22,375	39,510	12,400	7,902	–	–	–	74,285
D. James Hilliker	26,050	26,340	24,800	5,268	–	–	–	77,190
Fred H. Johnson III	29,050	13,170	37,200	2,634	–	–	–	79,420
Jonathon A. Levy	29,750	24,496	69,192	4,899	–	–	–	123,438
Gerard P. Mastroianni	30,450	27,920	26,288	5,584	–	–	–	84,658
Thomas J. O’Shane	20,825	13,170	37,200	2,634	–	–	–	71,195
Gregory L. Ridler	31,750	41,881	13,144	8,376	–	–	–	86,775
Emerson J. Ross Jr.	32,050	41,881	13,144	8,376	–	–	–	87,075
C. Gregory Spangler	36,850	41,881	13,144	8,376	–	–	–	91,875
Joseph N. Tosh II	27,050	39,510	12,400	7,902	–	–	–	78,960
R. John Wean III	27,050	26,340	24,800	5,268	–	–	–	78,190

(1)	Includes annual retainer fees, Board and committee meeting attendance fees and committee chair fees.
(2)	Represents the values of restricted stock awards based upon the FAS 123R value recognized for financial statement reporting purposes to the director in 2006, which includes amounts that were awarded prior to 2006.
(3)	Represents the grant date fair value of the 2006 Option Awards using $4.96 per share, calculated using the Black-Scholes model and the assumptions described on page 41 of this Form 10-K, which is the same as the FAS 123R value recognized for financial statement reporting purposes to the director in 2006.
(4)	Represents the full grant date fair value of the 2006 Stock Awards calculated using the Black-Sholes model and the assumptions described on page 41 of this Form 10-K.

The aggregate Restricted Stock and Stock Options outstanding, and the respective FAS 123R value recognized for financial statement purposes, for each person in the table set forth above as of December 31, 2006 is as follows:

Name	Aggregate Outstanding Stock Options	Aggregate Outstanding Restricted Stock
George N. Chandler II	57,204	1,000
Robert C. Duvall	70,836	1,000
Marylouise Fennell	21,000	3,000
D. James Hilliker	75,895	2,000
Fred H. Johnson III	59,322	1,000
Jonathon A. Levy	102,367	1,860
Gerard P. Mastroianni	80,038	1,590
Gregory L. Ridler	58,890	2,650
Emerson J. Ross Jr.	59,991	3,180
C. Gregory Spangler	76,692	2,650
Joseph N. Tosh II	76,009	2,500
R. John Wean III	10,000	2,000

General Description of Director Compensation

All directors of the Company receive as compensation for their service annual retainers of $12,600. In addition, non-employee directors receive a fee of $1,050 for each board meeting attended ($525 for each teleconference meeting) and a fee of $1,000 for each committee meeting attended ($500 for teleconference meeting). Committee chairmen receive an additional $600 for each committee meeting attended ($300 for teleconference meetings). In addition, under our 2002 Stock Option Plan, for the fiscal year ended December 31, 2006, each continuing non-employee director received a long-term equity award comprised of a mix of stock options and restricted stock. Options granted to continuing non-employee directors have ten-year terms and become exercisable in full immediately following the date of the grant. Employee directors receive separate compensation for Board service. The Governance Committee annually reviews the compensation of non-employee directors. Director compensation is set by the Board, based upon the recommendation of the Governance Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Generally, under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of a security with respect to which such person, through any contract, arrangement, understanding, relationship or otherwise, has or shares voting power (which includes power to vote or direct the voting of, such security) or investment power (which includes power to dispose of or direct the disposition of such security). In addition, a person is deemed to be the beneficial owner of a security if he or she has the right to acquire such voting or investment power over the security within 60 days, for example, through the exercise of a stock option.

The following table shows the beneficial ownership of the Company’s common stock as of December 31, 2006, by: (i) each person who is the beneficial owner of more than five percent of the outstanding shares of the Company’s common stock; (ii) each director of the Company; (iii) each executive officer named in the Summary Compensation Table and; (iv) all directors and named executive officers as a group.

	Amount and Nature of Beneficial Ownership as of December 31, 2006[1],[2]	Percent of Class (if 1% or Greater)
Five Percent Holders
Sky Trust, National Association 30050 Chagrin Blvd. Suite 150 Pepper Pike, Ohio 44124	8,594,3683	7.36%

Directors and Named Executive Officers
Marty E. Adams	825,185	0.71
George N. Chandler II	690,4134	0.59
Robert C. Duvall	162,647	0.14
Marylouise Fennell	25,891	0.02
D. James Hilliker	169,947	0.15
Fred H. Johnson III	230,390	0.20
Frank J. Koch	68,454	0.06
Jonathan A. Levy	146,973	0.13
Gerard P. Mastroianni	117,378	0.10
Gregory L. Ridler	104,828	0.09
Emerson J. Ross, Jr.	87,166	0.07
W. Granger Souder, Jr.	59,549	0.05
C. Gregory Spangler	100,026	0.09
Les V. Starr	31,973	0.03
Kevin T. Thompson	23,120	0.02
Joseph N. Tosh II	326,5645	0.28
R. John Wean III	22,919	0.02
All directors and executive officers as a group	3,193,423	2.74%

(1)	Includes shares held in the name of spouses, minor children, certain relatives, trusts, estates and certain affiliated companies as to which beneficial ownership may be disclaimed.
(2)	The amounts shown represent the total shares owned outright by such individuals, shares issuable upon the exercise of currently vested but unexercised stock options, and shares of Restricted Stock. Specifically, vested but unexercised options entitle the following individuals to acquire the indicated number of shares: Mr. Adams, 576,808; Mr. Chandler, 57,203; Mr. Duvall, 70,836; Ms. Fennell, 21,000; Mr. Hilliker, 75,894; Mr. Johnson, 59,321; Mr. Koch, 44,649; Mr. Levy, 102,366; Mr. Mastroianni, 80,037; Mr. Ridler, 58,889; Mr. Ross, 59,991; Mr. Souder, 39,686; Mr. Spangler, 76,691; Mr. Starr, 27,600; Mr. Tosh, 76,007; Mr. Wean, 10,000; and all directors and named executive officers as a group, 1,436,984. Furthermore, the amounts shown reflect unvested shares of Restricted Stock, to which the holders are entitled to dividend and voting rights in the following amounts: Mr. Adams, 48,750; Mr. Chandler, 1,000; Mr. Duvall, 1,000; Ms. Fennell, 3,000; Mr. Hilliker, 2,000; Mr. Johnson, 1,000; Mr. Koch, 3,405; Mr. Levy, 1,860; Mr. Mastroianni, 1,590; Mr. Ridler, 2,650; Mr. Ross, 3,180; Mr. Souder, 4,965; Mr. Spangler, 2,650; Mr. Starr, 2,530; Mr. Thompson, 5,940; Mr. Tosh, 2,500; Mr. Wean, 2,000; and all directors and named executive officers as a group, 90,020.
(3)	Sky Trust, National Association, the Company’s trust company subsidiary, was deemed beneficial owner of portions of the referenced number of shares based upon its sole or shared voting or investment power over the shares. Sky Trust holds the shares solely in a fiduciary or custodial capacity under numerous trust relationships, none of which represents more than five percent of the Company’s outstanding shares. The Company disclaims beneficial ownership of the shares that may be deemed to be beneficially owned by Sky Trust.
(4)	The number of shares of common stock shown as beneficially owned by Mr. Chandler includes 1,700 shares owned by his wife, for which Mr. Chandler disclaims beneficial ownership.
(5)	The number of shares of common stock shown as beneficially owned by Mr. Tosh includes 53,871 shares owned by a trust, for which Mr. Tosh disclaims beneficial ownership.

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information as of December 31, 2006, regarding compensation plans under which equity securities of Sky Financial are authorized for issuance:

	Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	[1]	Weighted-Average Exercise Price of Outstanding Options Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
	(In thousands)			(In thousands)
Equity Compensation Plans Approved by Security Holders	7,135		$22.31	2,291
Equity Compensation Plans not Approved by Security Holders	–		–	–
Total	7,135		$22.31	2,291

(1)	Represents options to purchase shares of Sky Financial common stock and stock appreciation rights. There are no outstanding warrants.

Item 13. Certain Relationships and Related Transactions

Directors and executive officers of the Company and their associates were clients of, or had transactions with, the Company or the Company’s banking or other subsidiaries in the ordinary course of business during 2006. Additional transactions may be expected to take place in the future. All outstanding loans to directors and executive officers and their associates were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral where applicable, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risk of collectibility or present other unfavorable features.

Independence of Directors

The Company’s Governance and Nominating Committee has established criteria for the determination of the independence of members of the Board of Directors and its committees. The Committee has utilized the definitional criteria of the National Association of Securities Dealers, Inc. and the Securities and Exchange Commission in their respective rulemakings promulgated under certain provisions of the Sarbanes Oxley Act of 2002. The Board of Directors of the Company has determined that a majority of the members of the Board are “independent” and that the membership of the Audit, Compensation and Governance Committees is comprised solely of “independent” directors. Directors deemed independent by the Board include directors: Chandler, Duvall, Fennell, Hilliker, Johnson, Levy, Mastroianni, Ridler, Ross, Spangler, Tosh and Wean.

Item 14. Principal Accounting Fees and Services

In accordance with rules related to auditor independence, the table below sets forth the aggregate fees billed by Deloitte & Touche LLP for services rendered to the Company and its affiliates during 2005 and 2006.

	2006	2005
Audit Fees	$1,022,657	$834,317
Audit-Related Fees[1]	158,602	143,782
Tax Fees	30,289	22,449
All Other Fees[2]	–	–

(1)	Audit-Related services provided by Deloitte & Touche LLP in 2006 included: SAS 70 service auditors report; audits of common trust funds; audits of employee benefit plans; and other accounting consultations.
(2)	No Other Fees were paid to Deloitte & Touche LLP in 2005 or 2006.

The Committee has reviewed the services provided by Deloitte & Touche LLP and has considered the compatibility of such services with maintaining the auditor’s independence. The Company did not retain Deloitte & Touche LPP in 2006 for internal audit services or information technology consulting services relating to financial information systems design and implementation.

In accordance with the requirements of the Audit Committee Charter, the Committee has established written procedures for the pre-approval of all services provided by the Company’s Independent Registered Public Accounting Firm. The procedures identify specific permitted audit services, other permitted services and prohibited services. All services provided by the Company’s Independent Registered Public Accounting Firm must be approved in advance by the Audit Committee or a designated member of the Audit Committee. During 2006, approximately 2.5% of the total fees paid to Deloitte & Touche LLP related to non-audit services approved by the Audit Committee pursuant to Rule 2-01(c)(7) of Regulation S-X.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

		Pages in Form 10-K
(1)	Financial Statements:
	Report of Independent Registered Public Accounting Firm	34
	Consolidated Balance Sheets at December 31, 2006 and 2005	35
	Consolidated Statements of Income for the three years ended December 31, 2006	36
	Consolidated Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2006	37
	Consolidated Statements of Cash Flows for the three years ended December 31, 2006	38
	Notes to Consolidated Financial Statements	39

(2)	All schedules are omitted because they are not applicable or the required information is shown in the
	financial statements or notes thereto.

(3)	See the exhibits listed below under Item 15(b)

(b) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report:

FORM 10-K EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	Sky Financial’s Seventh Amended and Restated Articles of Incorporation (incorporated by reference from Exhibit 3 of the Form 10-Q of Sky Financial for the quarterly period ended March 31, 2004 filed as of May 10, 2004)
3.2	Sky Financial’s Amended and Restated Code of Regulations (incorporated by reference from Exhibit 3.2 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)
4.1	Shareholder Rights Agreement dated as of July 21, 1998, between Sky Financial and The Citizens Banking Company, as Rights Agent (incorporated by reference from Exhibit 4 of Form S-4 Registration Statement No. 333-60741 of Sky Financial)
4.2	Amendment No. 1 to Rights Agreement dated July 21, 1998 (incorporated by reference from Exhibit 1.1 of the Form 8-A/A of Sky Financial filed as of December 21, 2006)
10.1	Sky Financial’s Amended and Restated 1998 Stock Option Plan for Nonemployee Directors (incorporated by reference from Exhibit 4(d) of the Form S-8 Registration Statement No. 333-59312 of Sky Financial)
10.2	Sky Financial’s 1998 Stock Option Plan for Employees (incorporated by reference from Appendix H of the Joint Proxy Statement/Prospectus in Form S-4 Registration Statement No. 333-60741 of Sky Financial)
10.3	Sky Financial’s 2002 Stock Option and Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.4	Sky Financial’s 2004 Restricted Stock Plan (incorporated by reference from Appendix B of the Proxy Statement of Sky Financial for 2004 Annual Meeting of Shareholders filed as of March 4, 2004)
10.5	Form of Indemnification Agreement between Sky Financial and individual directors and certain officers (incorporated by reference from Exhibits 99.1, 99.2 and 99.3 of Sky Financial’s Current Report on Form 8-K filed as of February 2, 2005)
10.6	Employment Agreement between Sky Financial and Marty E. Adams dated March 1, 2004 (incorporated by reference from Exhibit 10.1 of Form 10-Q of Sky Financial for the quarterly period ended June 30, 2004 filed August 5, 2004)
10.7	Employment Agreement by and among Sky Financial, The Citizens Banking Company and Frank J. Koch (incorporated by reference from Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 1998 filed as of March 16,1999)
10.8	Form of Employment Agreement between Sky Financial and certain officers of Sky Financial, including Kevin T. Thompson, W. Granger Souder, Jr. and Les V. Starr. (incorporated by reference to Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003) and Amendment No 1 of the Employment Agreement dated November 25, 2005 (incorporated by reference from Item 1.01 of Sky Financial’s Current Report on Form 8-K filed as of November 25, 2005)
10.9	Sky Financial’s Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.9 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)

10.10	First Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing and 401(k) Plan (incorporated by reference from Exhibit 10.10 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.11	Second Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.11 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)

Exhibit Number	Exhibit

10.12	Third Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Pension Plan (incorporated by reference from Exhibit 10.12 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.13	Sky Financial’s Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.3 of the Form 10-K of Sky Financial for the year ended December 31, 2001 filed as of March 27, 2002)
10.14	Fourth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.15	Fifth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (As Amended and Restated Effective January 1, 2001) (incorporated by reference from Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.16	Sixth Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.16 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.17	Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference to Exhibit 10.21 from the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.18	Second Amendment to the Three Rivers Bank and Trust Company Pension Trust (as Amended and Restated Effective January 1, 1997) (incorporated by reference from Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2002 filed as of March 3, 2003)
10.19	Second National Bank Defined Benefit Plan (incorporated by reference from Exhibit 10.19 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.20	Pennsylvania Capital Bank 401(k) Plan (incorporated by reference from Exhibit 10.20 to the Form 10-K of Sky Financial for the year ended December 31, 2004 filed as of February 22, 2005)
10.21	Sky Financial Group, Inc. Annual Incentive Compensation Program, Master Plan Description (incorporated by reference from Exhibit 10.21 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.22	Form of Option Agreement, 1998 Stock Option Plan for Employees (incorporated by reference from Exhibit 10.22 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.23	Form of Option Agreement, 1998 Stock Option Plan for Directors, as amended (incorporated by reference from Exhibit 10.23 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.24	Form of Option Agreement, 2002 Stock Option Plan & Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10.24 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.25	Form of Restricted Stock Award Agreement, 2004 Restricted Stock Plan (incorporated by reference from Exhibit 10.25 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.26	First Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan (incorporated by reference from Exhibit 10.26 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.27	Second Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan (incorporated by reference from Exhibit 10.27 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.28	Third Amendment of the Sky Financial Group, Inc. 2004 Restricted Stock Plan (incorporated by reference from Exhibit 10.28 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.29	Fourth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan (incorporated by reference from Exhibit 10.29 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.30	Fifth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan (incorporated by reference from Exhibit 10.30 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.31	Sixth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan (incorporated by reference from Exhibit 10.31 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.32	Seventh Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan (incorporated by reference from Exhibit 10.32 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.33	Eighth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.34	Ninth Amendment of the Sky Financial Group, Inc. Amended and Restated Profit Sharing, 401(k) and Employee Stock Ownership Plan
10.35	Seventh Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan (incorporated by reference from Exhibit 10.33 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.36	First Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan II
10.37	Second Amendment of the Sky Financial Group, Inc. Non-Qualified Retirement Plan II
10.38	First Amendment of the Sky Financial Group, Inc. 2002 Stock Option Plan & Stock Appreciation Rights Plan (incorporated by reference from Exhibit 10.34 to the Form 10-K of Sky Financial for the year ended December 31, 2005 filed as of February 23, 2006)
10.39	Agreement of Plan of Merger dated December 20, 2006 by and between Sky Financial Group, Inc. and Huntington Bancshares Incorporated (incorporated by reference from Exhibit 2.1 of the Form 8-K of the Sky Financial filed as of December 22, 2006)

Exhibit Number	Exhibit

11.1	Statement Re: Computation of Per Share Earnings (incorporated by reference from the information contained in Note 13 “Earnings Per Common Share” on page 55 of Sky Financial’s 2006 Annual Report on Form 10-K)
14.1	Code of Ethics for Senior Financial Officers (filed as Exhibit 14.2 from Registrant’s Current Report on Form 8-K filed on July 31, 2003, and incorporated herein by reference)
21.1	Subsidiaries of Sky Financial
23.1	Consent of Deloitte & Touche LLP
24.1	Power of Attorney
31.1	Rule 13a-14(a)/15-d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15-d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

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
February 23, 2007

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

Signatures

Marty E. Adams*	Jonathan A. Levy*
Director/Chairman/President/CEO	Director
February 23, 2007	February 23, 2007

Kevin T. Thompson*	Gerard P. Mastroianni*
Executive Vice President/CFO	Director
February 23, 2007	February 23, 2007

George N. Chandler II*	Gregory L. Ridler*
Director	Director
February 23, 2007	February 23, 2007

Robert C. Duvall*	Emerson J. Ross, Jr.*
Director	Director
February 23, 2007	February 23, 2007

Marylouise Fennell*	C. Gregory Spangler*
Director	Director
February 23, 2007	February 23, 2007

D. James Hilliker*	Joseph N. Tosh II*
Director	Director
February 23, 2007	February 23, 2007

Fred H. “Sam” Johnson III*	R. John Wean III*
Director	Director
February 23, 2007	February 23, 2007

*	The undersigned attorney-in-fact, by signing his name below, does hereby sign this Report on Form 10-K on behalf of the above-named officers and directors pursuant to a power of attorney executed by such persons and filed with the Securities and Exchange Commission contemporaneously herewith.

By:	/s/ Kevin T. Thompson
Kevin T. Thompson
Attorney-In-Fact

www.skyfi.com