Form 10-Q
period 2007-03-31
SKY FINANCIAL GROUP INC
filed 2007-04-27
CIK 855876

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the Registrant’s common stock, without par value, was 117,875,027 at April 20, 2007.

SKY FINANCIAL GROUP, INC.

I NDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Balance Sheets (Unaudited)

(Dollars and shares in thousands)	March 31, 2007	December 31, 2006
Assets
Cash and due from banks	$326,448	$345,858
Interest-earning deposits with financial institutions	11,055	12,245
Federal funds sold	45,132	40,000
Loans held for sale	17,357	20,019
Securities available for sale	3,043,833	3,129,960

Total loans	12,837,735	12,826,817
Less allowance for loan and lease losses	(172,407)	(172,990)

Net loans	12,665,328	12,653,827

Premises and equipment, net	204,241	206,145
Goodwill	728,355	728,260
Core deposits and other intangibles, net	70,151	73,442
Accrued interest receivable and other assets	511,109	516,338

Total assets	$17,623,009	$17,726,094

Liabilities
Deposits
Non-interest bearing deposits	$1,855,488	$1,953,658
Interest-bearing deposits	11,279,964	11,266,995

Total deposits	13,135,452	13,220,653
Securities sold under repurchase agreements and federal funds purchased	1,208,182	978,661
Debt and Federal Home Loan Bank advances	814,391	1,103,786
Junior subordinated debentures owed to unconsolidated subsidiary trusts	335,125	335,294
Accrued interest payable and other liabilities	199,227	207,052

Total liabilities	15,692,377	15,845,446

Shareholders’ Equity
Serial preferred stock, $10.00 par value; 10,000 shares authorized; none issued	—	—
Common stock, no par value; 350,000 shares authorized; 119,597 and 118,728 shares issued in 2007 and 2006	1,463,133	1,442,507
Retained earnings	538,825	516,626
Treasury stock; 1,763 and 1,750 shares in 2007 and 2006	(47,637)	(47,303)
Accumulated other comprehensive loss	(23,689)	(31,182)

Total shareholders’ equity	1,930,632	1,880,648

Total liabilities and shareholders’ equity	$17,623,009	$17,726,094

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Income (Unaudited)

	Three Months Ended March 31,
(Dollars and shares in thousands, except per share data)	2007	2006
Interest Income
Loans, including fees	$241,492	$198,052
Securities
Taxable	38,519	35,654
Non-taxable	416	53
Federal funds sold and other	840	285

Total interest income	281,267	234,044

Interest Expense
Deposits	106,794	66,190
Borrowed funds	31,707	35,018

Total interest expense	138,501	101,208

Net Interest Income	142,766	132,836
Provision for Credit Losses	10,703	7,154

Net interest income after provision for credit losses	132,063	125,682

Non-Interest Income
Brokerage and insurance commissions	18,492	19,792
Service charges and fees on deposit accounts	20,811	13,499
Trust services income	6,935	5,881
Mortgage banking income	5,731	5,563
Net securities gains	565	(5)
Other income	16,279	11,929

Total non-interest income	68,813	56,659

Non-Interest Expense
Salaries and employee benefits	66,366	59,814
Occupancy and equipment expense	21,319	17,643
Merger, integration and restructuring expense	1,723	180
Amortization expense	4,560	3,877
Other operating expense	28,912	24,664

Total non-interest expense	122,880	106,178

Income before income taxes	77,996	76,163
Income taxes	26,375	25,523

Net income	$51,621	$50,640

Earnings per Common Share
Basic	$0.44	$0.47
Diluted	0.44	0.46

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

(Unaudited)

Condensed Consolidated Statements of Changes in

Shareholders’ Equity

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Balance at beginning of period	$1,880,648	$1,553,877

Comprehensive income (loss)
Net income	51,621	50,640
Other comprehensive income (loss)	7,493	(21,395)

Total comprehensive income (loss)	59,114	29,245

Common cash dividends	(29,455)	(25,009)
Shares issued for stock option exercises	19,440	3,786
Stock based compensation expense	1,152	2,895
Common shares issued to acquire Peter B. Burke Agency	—	1,777
Other	(267)	—

Balance at end of period	$1,930,632	$1,566,571

Common cash dividend per share	$0.25	$0.23

The accompanying notes are an integral part of the financial statements.

SKY FINANCIAL GROUP, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except share data)	2007	2006
Operating Activities
Net income	$51,621	$50,640
Adjustments to reconcile net income to net cash from operating activities:
Depreciation, amortization and accretion	7,828	7,622
Stock-based compensation	1,152	2,895
Tax benefits from tax deductions in excess of the compensation cost recognized	(2,239)	(417)
Net gains on sales of assets	(3,230)	(2,212)
Provision for credit losses	10,703	7,154
Proceeds from sales of loans held for sale	208,371	205,592
Disbursements on originations of loans held for sale	(203,508)	(202,640)
Net change in other assets and liabilities	(1,619)	(19,058)

Net cash provided from operations	69,079	49,576

Investing Activities
Net decrease in interest bearing deposits in other banks	1,190	5,385
Net increase in federal funds sold	(5,132)	(23,000)
Securities available for sale:
Proceeds from maturities and payments	128,728	121,130
Proceeds from sales	55,328	10
Purchases	(84,943)	(202,737)
Proceeds from sales of non-mortgage loans	72,844	62,236
Net increase in loans	(99,283)	(18,449)
Purchases of premises and equipment	(4,231)	(4,818)
Proceeds from sales of premises and equipment	1,138	763
Proceeds from sales of other real estate	3,398	1,735
Net cash paid for acquisitions	(22)	(169)

Net cash provided by (used for) investing activities	69,015	(57,914)

Financing Activities
Net (decrease) increase in deposit accounts	(94,800)	247,740
Net increase (decrease) in federal funds and repurchase agreements	229,370	(137,174)
Net decrease in short-term FHLB advances	(200,000)	(100,000)
Proceeds from issuance of debt and long-term FHLB advances	5,002	26,116
Repayment of debt and long-term FHLB advances	(58,271)	(65,443)
Net decrease in borrowings under bank lines of credit	(35,000)	—
Cash dividends and cash paid for fractional shares	(25,184)	(24,914)
Tax benefits from tax deductions in excess of the compensation cost recognized	2,239	417
Proceeds from issuance of common stock	19,440	3,786
Other items	(300)	—

Net cash used for financing activities	(157,504)	(49,472)

Net decrease in cash and due from banks	(19,410)	(57,810)
Cash and due from banks at beginning of period	345,858	318,114

Cash and due from banks at end of period	$326,448	$260,304

Supplemental Disclosures
Interest paid	$132,468	$96,709
Income taxes paid	4,035	37,046
Non-cash transactions
Common shares issued to acquire Peter B. Burke Agency	—	1,777

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

These condensed consolidated unaudited interim financial statements are prepared without an audit and reflect all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of Sky Financial at March 31, 2007, and its results of operations and cash flows for the periods presented. In accordance with US GAAP for interim financial information, these statements do not include certain information and footnote disclosures required for complete annual financial statements. Sky Financial’s Annual Report for the year ended December 31, 2006, contains consolidated financial statements and related notes which should be read in conjunction with the accompanying condensed consolidated financial statements. The results of operations for the interim periods disclosed herein are not necessarily indicative of the results that may be expected for a full year.

New Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (FAS 159). FAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. FAS 159’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. FAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. FAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. FAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of Statement 157. Sky Financial did not early adopt FAS 159.

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes: An Interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that Sky Financial recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The cumulative change in accounting recorded directly to retained earnings and the effect on 2007 income from operations was not material.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets: An Amendment of FASB Statement No. 140 (FAS 140 and FAS 156). FAS 140 establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of this Statement was required as of the beginning of the first fiscal year that began after September 15, 2006. Sky Financial adopted FAS 156 on January 1, 2007 and did not elect the fair value measurement option.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments: An Amendment of FASB Statements No. 133 and 140 (FAS 155). FAS 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS 155 was effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that began after September 15, 2006. The adoption of FAS 155 did not have a material effect on Sky Financial’s results of operations or the statement of condition.

2. Stock Based Compensation

The following table illustrates the total stock compensation expense recorded in salaries and employee benefits expense for the three months ended March 31, 2007 and 2006:

	Three months ended March 31,
	2007	2006
Stock option expense	$673	$1,927
Restricted stock expense	479	968

Total expense	$1,152	$2,895

Tax benefit	$403	$1,013

There were no stock options or restricted shares issued in the first quarter 2007. In the first quarter of 2006, 157 shares of restricted stock and 677 stock options were granted to directors, officers and employees under various restricted stock and stock option plans.

In accordance with Sky Financial’s stock option and restricted shares plans, employee participants that are 55 or older are eligible to retire, which has the effect of immediately vesting all non-vested options and restricted shares. Prior to the adoption of FAS 123(R), Sky Financial’s accounting policy was to recognize compensation cost over the contractual vesting period with no acceleration based on retirement age. Compensation cost for all awards granted prior to the adoption of FAS 123(R) will continue to be recognized over the contractual vesting period and any remaining unrecognized compensation cost will be accelerated when an employee actually retires. Compensation cost for awards granted or modified after the adoption of FAS 123(R) will be recognized over a period to the date employee first becomes eligible for retirement. In accordance with this change in policy, stock option expense for the three months ended March 31, 2007 and 2006 included expense of $86 and $112, respectively for stock options that were granted to retirement eligible participants prior to the adoption of FAS 123(R) that are continuing to be expensed over the contractual terms of the option.

3. Critical Accounting Policies

The accounting and reporting policies of Sky Financial are in accordance with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Accounting and reporting policies for the allowance for credit losses and mortgage servicing rights are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in Sky Financial’s financial position or results of operations. Note 1 (Summary of Significant Accounting Policies), note 4 (Loans and Allowance for Credit Losses) and note 20 (Mortgage Banking Activities), of the 2006 Annual Report and Form 10-K, provide detail with regard to Sky Financial’s accounting for the allowance for loan losses and for mortgage servicing rights. There have been no significant changes in the application of accounting policies since December 31, 2006.

4. Mergers, Acquisitions and Divestitures

Huntington Merger

On December 20, 2006, Sky Financial and Huntington Bancshares Incorporated (Huntington) announced the signing of a definitive agreement to merge the two companies in a stock (90%) and cash (10%) transaction valued at approximately $3.5 billion. Under the terms of the agreement, Sky Financial Group shareholders will receive 1.098 shares of Huntington common stock and a cash payment of $3.023 for each share of Sky Financial Group.

The merger was unanimously approved by both companies’ boards of directors and is expected to close early in the 2007 third quarter, pending customary regulatory approvals, as well as the approval of Huntington’s and Sky Financial Group’s shareholders.

Community Banking

Wells River

On November 15, 2006, Sky Financial completed its acquisition of Wells River Bancorp, Inc. (Wells River) and its wholly-owned subsidiary, Perpetual Savings Bank, a $71.3 million bank that operated three full-service branches in Ohio’s Columbiana County. The aggregate purchase price was $10,992, including direct acquisition costs of $24. The acquisition of Wells River expands Sky Financial’s community banking business further in the eastern Ohio market. Wells River shareholders received approximately 178 shares of Sky Financial common stock and cash of $6,600. The total purchase price for Wells River has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2007, is preliminary.

Union Federal

On October 17, 2006, Sky Financial completed its acquisition of Union Federal Bank of Indianapolis (Union Federal) and its parent company, Waterfield Mortgage Company, Inc., Ft. Wayne, Indiana. Sky Financial purchased Waterfield’s retail and commercial banking business conducted primarily through Union Federal Bank, which added approximately $2.3 billion in assets. The aggregate purchase price was $332,217 including direct acquisition costs of approximately $2,392. Waterfield shareholders received $136,505 in cash and 7,467 shares of Sky Financial common stock. The acquisition of Union Federal Bank expanded Sky Financial’s Indiana presence into the growing Indianapolis market with the addition of 42 branches in this area. Sky Financial also acquired Waterfield Insurance as part of the acquisition. The total purchase price for Union Federal has been allocated to the tangible and identifiable intangible assets and liabilities based upon their respective fair values. Such allocations have not been finalized and as such, the allocation of the purchase consideration included in the accompanying Consolidated Balance Sheet at March 31, 2007, is preliminary.

The following pro forma consolidated results of operations have been prepared as if the acquisitions of Wells River and Union Federal occurred at the beginning of 2006.

Three Months Ended
March 31, 2006
Net interest income	$143,537
Net income	49,477
Earnings per common share– Basic	0.43
Earnings per common share– Diluted	0.42

This pro forma information is not necessarily indicative of the results that actually would have been obtained if the operations had been combined as of the beginning of the periods presented and is not intended to be a projection of future results.

Financial Service Affiliate Acquisitions

On September 30, 2006, Sky Financial acquired Lindig Benefits Consultants located in Worthington, Ohio for 44 shares of Sky Financial common stock and $150 in cash.

On January 3, 2006, Sky Financial acquired the Peter B. Burke Insurance Agency in Pittsburgh, Pennsylvania for 64 shares of Sky Financial common stock and $206 in cash.

All of the purchases completed in 2006 were recorded under the purchase method of accounting and the results of operations of the acquired businesses are included in Sky Financial’s operations from the effective dates of the acquisitions. Disclosure of pro forma results of the acquisitions of the financial services affiliates are immaterial to Sky Financial’s condensed consolidated financial statements.

5. Securities

The unrealized gains and losses and estimated fair values at March 31, 2007 and December 31, 2006 are as follows:

March 31, 2007	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury	$201	$1	$—	$200
U.S. government agencies and corporations	66,310	—	(711)	67,021
Obligations of state and political subdivisions	55,009	105	(11)	54,915
Corporate and other securities	4,950	—	—	4,950
Mortgage-backed securities	2,689,389	5,659	(37,053)	2,720,783

Total debt securities available for sale	2,815,859	5,765	(37,775)	2,847,869
Marketable equity securities available for sale	34,263	357	(1,197)	35,103
FHLB, FRB and Banker’s Bank Stock (1)	193,711	—	—	193,711

Total securities	$3,043,833	$6,122	$(38,972)	$3,076,683

December 31, 2006	Estimated Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Amortized Cost
U.S. Treasury	$200	$1	$—	$199
U.S. government agencies and corporations	65,927	—	(1,040)	66,967
Obligations of state and political subdivisions	43,555	98	(16)	43,473
Corporate and other securities	4,950	—	—	4,950
Mortgage-backed securities	2,785,018	3,748	(48,235)	2,829,505

Total debt securities available for sale	2,899,650	3,847	(49,291)	2,945,094
Marketable equity securities available for sale	36,599	514	(57)	36,142
FHLB, FRB and Banker’s Bank Stock (1)	193,711	—	—	193,711

Total securities	$3,129,960	$4,361	$(49,348)	$3,174,947

(1)	Certain securities such as FHLB, FRB, and Bankers’ Bank stock are carried at amortized cost.

6. Loans

The loan portfolio was as follows:

	March 31, 2007	December 31, 2006
Real estate loans:
Construction	$844,494	$823,327
Residential mortgage	3,687,134	3,737,726
Non-residential mortgage	3,463,487	3,451,926
Commercial, financial and agricultural	4,075,208	4,031,549
Installment and credit card loans	767,412	782,289

Total loans	$12,837,735	$12,826,817

The following table presents the aggregate amounts of non-performing loans on the dates indicated:

	March 31, 2007	December 31, 2006
Non-accrual loans	$146,343	$137,111
Restructured loans	40	42

Total non-performing loans	$146,383	$137,153

Non-accrual loans include $15,430 and $15,435 of loans at March 31, 2007 and December 31, 2006, respectively, that are secured by surety bonds and the assignment of payment streams from pools of commercial leases for which payment is over 90 days past due. See Note 15 “Commitments and Contingencies” for additional discussion.

7. Borrowings

Sky Financial’s debt, Federal Home Loan Bank (FHLB) advances and junior subordinated debentures owed to unconsolidated subsidiary trusts are comprised of the following:

	March 31, 2007	December 31, 2006
Borrowings under FHLB lines of credit	$649,274	$903,645
Borrowings under bank line of credit	—	35,000
Subordinated note, due April 2013 at 5.35%	50,000	50,000
Subordinated note, due October 2012 at 6.125%	65,000	65,000
Subordinated note, due January 2008 at 7.08%	50,000	50,000
Junior subordinated debentures owed to unconsolidated subsidiary trusts:
Due February 2027 at 9.88%	25,774	25,774
Due June 2027 at 10.20%	24,451	24,451
Due May 2030 at 9.34%	61,856	61,856
Due April 2032 at 9.09% (variable)	20,848	20,949
Due October 2032 at 9.01% (variable)	10,364	10,413
Due April 2033 at 8.63% (variable)	6,264	6,283
Due October 2033 at 8.32% (variable)	30,928	30,928
Due June 2036 at 6.77% (variable)	77,320	77,320
Due June 2036 at 6.76% (variable)	77,320	77,320
Capital lease obligation and other items	117	104

Total borrowings	$1,149,516	$1,439,080

The amount of junior subordinated debentures owed to unconsolidated subsidiary trusts represent the par value adjusted for any unamortized discount.

8. Other Comprehensive Income (Loss)

Other comprehensive income (loss) consisted of the following:

	Three Months Ended March 31,
	2007	2006
Securities available for sale:
Unrealized securities gains (losses) arising during period	$12,702	$(34,386)
Reclassification adjustment for (gains) losses included in income	(565)	5

	12,137	(34,381)

Cash flow hedge derivatives
Change in fair value of cash flow hedge derivatives	(605)	1,463

Minimum pension liability and other	(4)	3

Other comprehensive income (loss) before income taxes	11,528	(32,915)
Tax effect	(4,035)	11,520

Total other comprehensive income (loss)	$7,493	$(21,395)

9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding less the weighted average unvested restricted shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation in addition to the dilutive effect of potential common shares issuable under stock options and the restricted shares. For the three months ended March 31, 2007 and 2006, 930 and 745 weighted average shares, respectively, under option were excluded from the diluted earnings per share calculation as they were anti-dilutive.

	Three Months Ended March 31,
	2007	2006
Numerator:
Net income	$51,621	$50,640

Denominator:
Weighted-average common shares outstanding (basic)	117,291	108,337
Effect of non-vested restricted shares	101	70
Effect of stock options	937	880

Weighted-average common shares outstanding (diluted)	118,329	109,287

Earnings per share:
Basic	$0.44	$0.47
Diluted	0.44	0.46

10. Capital Resources

The Federal Reserve Board (FRB) has established risk-based capital guidelines that must be observed by financial holding companies and banks. Failure to meet specified minimum capital requirements can result in certain mandatory actions by primary regulators of Sky Financial and its bank subsidiary that could have a material effect on Sky Financial’s financial condition or results of operations. Under capital adequacy guidelines, Sky Financial and its bank subsidiary must meet specific quantitative measures of their assets, liabilities and certain off-balance sheet items as determined under regulatory accounting practices. Sky Financial’s and its bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of March 31, 2007, that Sky Financial and its bank meet all capital adequacy requirements to which they are subject.

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

Sky Financial’s and Sky Bank’s capital ratios are presented in the following table:

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
March 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,763,324	12.3%	$1,148,203	8.0%	$1,435,254	10.0%
Sky Bank	1,624,722	11.6	1,123,892	8.0	1,404,865	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,475,485	10.3%	$574,101	4.0%	$861,152	6.0%
Sky Bank	1,384,683	9.9	561,946	4.0	842,919	6.0

Tier 1 capital to average assets
Sky Financial	$1,475,485	8.7%	$677,514	4.0%	$846,893	5.0%
Sky Bank	1,384,683	8.2	672,223	4.0	840,279	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Required to be Well Capitalized Under Prompt Corrective Action Regulations
December 31, 2006	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk-weighted assets
Sky Financial	$1,728,756	12.1%	$1,145,890	8.0%	$1,432,362	10.0%
Sky Bank	1,674,968	12.0	1,121,830	8.0	1,401,038	10.0

Tier 1 capital to risk-weighted assets
Sky Financial	$1,430,069	10.0%	$572,945	4.0%	$859,417	6.0%
Sky Bank	1,432,087	10.2	560,415	4.0	840,623	6.0

Tier 1 capital to average assets
Sky Financial	$1,430,069	8.5%	$674,074	4.0%	$842,592	5.0%
Sky Bank	1,432,087	8.7	655,936	4.0	819,920	5.0

11. Goodwill and Intangible Assets

Goodwill at March 31, 2007 and December 31, 2006 was $728,355 and $728,260 respectively. Goodwill is reviewed annually for impairment. Sky Financial completed this review during the second quarter of 2006 and determined that goodwill was not impaired.

Net other intangible assets at March 31, 2007 and December 31, 2006 were $70,151 and $73,442, respectively. These assets consist primarily of core deposit intangibles and customer relationship intangibles and are being amortized in accordance with Sky Financial’s accounting policies. Amortization expense on finite—lived intangible assets is expected to be $17,592, $16,161, $13,610, $11,758 and $10,411 in 2007, 2008, 2009, 2010, and 2011 respectively. These charges are exclusive of any changes in amortization due to future acquisitions.

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

Selected segment information for the three ended March 31, 2007 and 2006 is included in the following tables:

Three months ended March 31, 2007	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (expense)	$147,873	$129	$(5,236)	$142,766
Provision for credit losses	10,703	—	—	10,703

Net interest income (loss) after provision	137,170	129	(5,236)	132,063
Non-interest income	45,307	23,266	240	68,813
Non-interest expense	103,538	16,739	2,603	122,880

Income before income taxes	78,939	6,656	(7,599)	77,996
Income taxes	26,747	2,781	(3,153)	26,375

Net income	$52,192	$3,875	$(4,446)	$51,621

Goodwill at January 1, 2007	$678,378	$49,882	$—	$728,260
Net activity	(3,633)	3,728	—	95

Goodwill at March 31, 2007	$674,745	$53,610	$—	$728,355

Average assets	$17,500,461	$101,787	$89,727	$17,691,975
Depreciation and amortization	9,404	459	148	10,011

Three months ended March 31, 2006	Community Banking	Financial Services Affiliates	Parent And Other	Total
Net interest income (loss)	$135,028	$104	$(2,296)	$132,836
Provision for credit losses	7,154	—	—	7,154

Net interest income (loss) after provision	127,874	104	(2,296)	125,682
Non-interest income	32,009	24,251	399	56,659
Non-interest expense	88,470	16,757	951	106,178

Income (loss) before income taxes	71,413	7,598	(2,848)	76,163
Income taxes	23,878	3,131	(1,486)	25,523

Net income (loss)	$47,535	$4,467	$(1,362)	$50,640

Goodwill at January 1, 2006	$461,571	$60,291	$—	$521,862
Net activity	160	1,598	—	1,758

Goodwill at March 31, 2006	$461,731	$61,889	$—	$523,620

Average assets	$15,455,153	$101,387	$102,782	$15,659,322
Depreciation and amortization	8,018	414	192	8,624

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

Fair Value Hedges - Interest Rate Swaps

Sky Financial uses interest rate swap agreements to hedge a portion of its fixed rate borrowings. The interest rate swaps effectively convert the fixed rate of interest on $249,150 of advances from the Federal Home Loan Bank of Cincinnati (FHLB) and $95,000 of wholesale repurchase agreements to variable rates based on LIBOR plus a spread as defined in the agreements. Sky Financial also uses interest rate swap agreements to hedge long-term fixed rate commercial loans. At March 31, 2007, Sky Financial had $18,032 of such agreements. The commercial loan swaps effectively convert the fixed rate of interest on these commercial loans to a variable rate based on LIBOR plus a spread as defined in the agreements. The interest rate swaps involve no exchange of principal either at inception or maturity and have maturities identical to the commercial loans. The arrangements have been designated as fair value hedges and both the change in the fair value of the hedges and the hedged transactions are reflected in earnings. The hedging arrangements of the advances from the FHLB, the wholesale repurchase agreements and the long-term fixed rate commercial loans are considered highly effective, and changes in the fair value of the interest rate swaps exactly offset the corresponding changes in the hedged items. As a result, the changes in the fair value do not result in an impact on net income.

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

Interest Rate Caps

During 2002, Sky Financial entered into two interest rate cap arrangements, and paid $1,456 to hedge its interest risk on $48,600 of federal funds purchased. The interest rate caps are designed to offset the impact of changes in the federal fund purchased rate above the weighted average stated rate of 5.90%, and, as such, are considered to be highly effective. Any changes in the intrinsic values are recorded in other comprehensive income. The changes in the time values of the interest rate caps, which are excluded from the assessment of hedge effectiveness, increased interest expense by $54 in the first quarter of 2007 and 2006. No deferred gains or losses in accumulated other comprehensive income at March 31, 2007 are expected to be reclassified to income from continuing operations in 2007.

The following table presents the contract/notional and fair value amounts of all derivative transactions at March 31, 2007 and December 31, 2006:

	Notional Amount	Fair Value
At March 31, 2007
Designated hedging instruments
Fair value hedges	$362,182	$127
Cash flow hedges	150,000	(1,068)
Interest rate caps	48,600	31

Total derivative hedging instruments	$560,782	$(910)

At December 31, 2006
Designated hedging instruments
Fair value hedges	$432,303	$13
Cash flow hedges	150,000	(405)
Interest rate caps	48,600	7

Total derivative hedging instruments	$630,903	$(335)

Interest Rate Swaps on Behalf of Clients

Sky Financial has entered into several commercial loan swaps in order to provide commercial loan clients the ability to swap from variable to fixed interest rates. Under these agreements, Sky Financial enters into a variable rate loan agreement with a client in addition to a swap agreement. This swap agreement effectively swaps the client’s variable rate loan into a fixed rate loan. Sky Financial then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap on the commercial loan. At March 31, 2007 and December 31, 2006, Sky Financial had $185,908 and $159,371, respectively, of notional amount of such agreements. As the interest rate swaps with the clients and third parties are not designated as hedges under FAS No. 133, the instruments are marked to market in earnings. As the interest rate swaps are structured to offset each other, there was no net impact to earnings in the first quarter of 2007 and 2006 related to these swaps.

14. Merger, Integration and Restructuring Expense

The following is a summary of activity in the merger, integration and restructuring liability for the three months ended March 31, 2007:

	Employee Severance and Termination	Conversion Costs	Lease/Contract Termination	Professional Fees/Other Costs	Total
Balance as of January 1, 2007	$1,686	$101	$663	$—	$2,450
Accruals charged to expense	739	773	5	206	1,723
Cash payments and other adjustments	(1,844)	(829)	(85)	(206)	(2,964)

Balance as of March 31, 2007	$581	$45	$583	$—	$1,209

During the first quarter of 2007, Sky Financial recorded $1,723 ($1,120 after tax) of merger, integration and restructuring expense related to additional costs from the fourth quarter 2006 acquisition of Union Federal and costs incurred related to the pending merger with Huntington.

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

A schedule of significant commitments at March 31, 2007 follows:

Commitments to extend credit	$3,544,599
Standby letters of credit	260,218
Letters of credit	705

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

(Dollars in thousands, except per share data)

Huntington Merger

On December 20, 2006, Sky Financial and Huntington Bancshares Incorporated (Huntington) announced the signing of a definitive agreement to merge the two companies in a stock (90%) and cash (10%) transaction valued at approximately $3.5 billion. Under the terms of the agreement, Sky Financial shareholders will receive 1.098 shares of Huntington common stock and a cash payment of $3.023 for each share of Sky Financial.

The merger was unanimously approved by both companies’ boards of directors and is expected to close early in the 2007 third quarter, pending customary regulatory approvals, as well as the approval of Huntington’s and Sky Financial’s shareholders.

Three Months Ended March 31, 2007 and 2006

Overview

Net income for the first quarter of 2007 was $51,621 or $0.44 per diluted share, up from $50,640 or $0.46 per diluted share in the first quarter of 2006. Sky Financial’s results for the first quarter 2007 reflected a continued focus on its strategic priorities with an improved margin over the fourth quarter 2006, consistent credit quality and strong expense control, despite a challenging economic and interest rate environment.

For the first quarter 2007, net interest income increased $9,930 over the first quarter 2006, mainly due to the growth in assets attributable to organic growth and acquisitions. The provision for credit losses increased $3,549, primarily due to higher credit losses and greater average loans during the quarter. With the expansion from acquisitions throughout 2006 and the growth of fee-based businesses, non-interest income increased $12,154. The major components of the increase in non-interest income included an increase of $7,312 in service charges and fees on deposit accounts and an increase of $1,054 in trust services income. Non-interest expenses increased for the first quarter 2007 by $16,702 over the first quarter 2006 due to an increase of $6,552 in salaries and employee costs from an increase in the number of full-time equivalent employees and an increase of $3,676 in occupancy and equipment expense. These increases are primarily from the acquisitions in late 2006.

Business Line Results

Sky Financial’s two major lines of business include community banking and financial services. Community banking includes lending and related services to businesses and consumers, mortgage banking and deposit-gathering. Financial services consists of non-banking companies engaged in trust and wealth management, insurance and other financial-related services. Sky Financial’s business line results for the first quarter ended March 31, 2007 and 2006 are summarized in the table below.

	Net Income (Loss)
Quarter Ended March 31,	2007	2006
Community Banking	$52,192	$47,535
Financial Services Affiliates	3,875	4,467
Parent and Other	(4,446)	(1,362)

Consolidated Total	$51,621	$50,640

The higher community banking net income in the first quarter of 2007 as compared to the same period of the previous year is mainly due to higher net interest income and non-interest income, partially offset by higher non-interest expenses. Higher average earning assets from acquisitions and organic growth contributed to a $12,845 or 9.5% increase in net interest income. The effects of the higher average earning assets were partially offset by a lower net interest margin than in the prior year. The higher non-interest income over 2006 was primarily due to higher income from service charges. Non-interest expenses increased $15,068 or 17.0% over the first quarter of 2006, primarily due to higher salaries and employee benefits expense due to acquisitions in the fourth quarter 2006. The efficiency ratio, defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income, for the community banking segment was 53.32% for the first quarter of 2007 compared to 52.72% in the first quarter of 2006. The 2007 community banking results reflect a ROE of 10.59% and a ROA of 1.21% compared to 12.47% and 1.25%, respectively, in the first quarter of 2006.

The financial service affiliates’ net income decreased as compared to 2006 due primarily to decreased income from brokerage and insurance commissions. This decrease is primarily due to the sale of the wholesale insurance business in the fourth quarter 2006 and decreased contingent income. This decrease was partially offset by higher trust services income.

Parent and other includes the net funding costs of the parent company and intercompany billings to other affiliates for shared services. The decrease in parent and other results of operations from the prior year first quarter relate primarily to higher interest expenses retained by the parent and higher merger, integration and restructuring expenses that are retained on the parent.

Net Interest Income

Net interest income for the first quarter of 2007 was $142,766, an increase of $9,930 or 7.5% from $132,836 in the first quarter of 2006. Net interest income, the difference between interest income earned on interest-earning assets and interest expense incurred on interest-bearing liabilities, is the most significant component of Sky Financial’s earnings. Net interest income is affected by changes in the volumes, rates and composition of interest-earning assets and interest-bearing liabilities. Average earning assets increased 12.0% from the first quarter last year from a combination of organic growth and acquisitions. Average loans for the quarter increased 15.0% over 2006’s volume during the same quarter, with organic growth contributing 2.4% in addition to the acquisitions. Sky Financial’s net interest margin for the three months ended March 31, 2007 and 2006 was 3.64% and 3.78%, respectively. The 14 basis point decline in the net interest margin reflected compressed interest rate spreads from an unfavorable interest rate environment and the effects of the addition of Union Federal in the fourth quarter of 2006 that had a lower margin which were partially offset by the fourth quarter balance sheet restructuring. In addition, the margin in the first quarter of 2006 benefited from interest collected on certain non-accrual loans that increased the margin approximately 3 basis points.

The following table reflects the components of Sky Financial’s net interest income for the three months ended March 31, 2007 and 2006. Rates are computed on a tax equivalent basis and non-accrual loans have been included in the average balances. Certain amounts related to brokered deposits from prior year have been reclassified to conform to current year presentation.

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
	Average Balance	Interest Income/ Expense	Rate	Average Balance	Interest Income/ Expense	Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Interest-bearing deposits in banks	$9,414	$210	9.03%	$12,546	$256	8.26%
Federal funds sold	50,545	630	5.06	2,644	29	4.42
Securities	3,106,414	39,159	5.11	3,115,505	35,735	4.65
Loans and loans held for sale	12,869,321	242,253	7.63	11,188,221	198,792	7.21

Total interest-earning assets	16,035,694	282,252	7.14	14,318,916	234,812	6.65

Noninterest-earning assets	1,656,281			1,340,406

Total assets	$17,691,975			$15,659,322

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Demand deposits	$420,048	2,487	2.40	$338,576	1,488	1.78
Savings deposits	3,955,419	23,302	2.39	3,403,785	14,446	1.72
Time deposits	5,885,967	68,435	4.72	5,014,172	46,799	3.79
Brokered deposits	1,000,951	12,570	5.09	358,208	3,457	3.91

Total interest-bearing deposits	11,262,385	106,794	3.85	9,114,741	66,190	2.95
Short-term borrowings	1,052,180	12,330	4.75	1,020,649	10,358	4.12
Junior Subordinated Debentures	335,202	6,378	7.72	184,440	3,479	7.65
Debt and FHLB advances	1,106,913	12,999	4.76	947,637	21,181	4.41

Total interest-bearing liabilities	13,756,680	138,501	4.08	12,267,467	101,208	3.35

Noninterest-bearing liabilities	2,036,673			1,821,066
Shareholders’ equity	1,898,622			1,570,789

Total liabilities and equity	$17,691,975			$15,659,322

Net interest income (tax equivalent basis)		$143,751			$133,604

Net interest rate spread (tax equivalent basis)			3.06%			3.30%

Net interest margin, (interest income, taxable equivalent basis, to interest earning assets)			3.64%			3.78%

Provision for Credit Losses

The provision for credit losses represents the charge to income necessary to adjust the allowance for loan losses and the allowance for unfunded loan commitments and letters of credit to an amount that represents management’s assessment of the estimated probable credit losses inherent in Sky Financial’s loan portfolio which have been incurred at each balance sheet date. The provision for credit losses increased $3,549 or 49.6% to $10,703 in the first quarter of 2007 compared to $7,154 in the first quarter of 2006. Net charge-offs were $11,340 or 0.36% (annualized) of average loans during the three months ended March 31, 2007, compared to $8,030 or 0.29% (annualized) for the same period in 2006. Sky Financial expects credit losses for the remainder of 2007 to remain consistent with those achieved during the first quarter.

	March 31, 2007	December 31, 2006	March 31, 2006
Allowance for loan losses as a percentage of loans	1.34%	1.35%	1.29%
Allowance for loan losses as a percentage of non-performing loans	117.78%	126.13%	111.27%

See section titled “Non-Performing Assets” of management’s discussion and analysis regarding $15,430 of non-performing loans backed by sureties.

Non-Interest Income

The change in non-interest income reflects the impact of acquisitions and the emphasis of Sky Financial on expanding its profitable fee-based businesses partially offset by a decrease in brokerage and insurance commissions. Non-interest income for the first quarter of 2007 was $68,813, an increase of $12,154 or 21.5% from $56,659 for the first quarter of 2006.

Non-interest income growth was most significant in service charges and fees on deposit accounts, which recorded revenues of $20,811 during the first quarter of 2007, an increase of $7,312 or 54.2% from the same period in 2006. The increased revenues were primarily due to higher volumes in deposit accounts from acquisitions, continued growth in transaction accounts and fee increases on certain types of accounts. Trust services income for the first quarter of 2007 was $6,935, up $1,054 or 17.9% over the first quarter of 2006, primarily from acquisitions and organic growth. The assets under trust management have grown to $5.8 billion at March 31, 2007 from $4.9 billion at March 31, 2006. Brokerage and insurance commission for the first quarter of 2007 were $18,492, down $1,300 or 6.6% from the first quarter of 2006 primarily due to the fourth quarter 2006 sale of the wholesale insurance business and decreased contingent income. Other income increased $4,350 or 36.5% over the first quarter of 2006 due to higher checkcard and deposit fees.

Mortgage banking income was $5,731 during the first quarter of 2007, an increase of $168 or 3.0%. This increase was due primarily to lower amortization in the first quarter of 2007. The components of mortgage banking income for the first quarter of 2007 and 2006 are as follows:

	March 31, 2007	March 31 2006
Origination and sales revenue	$4,098	$4,146
Mortgage loan servicing income	3,941	3,924
Amortization expense	(2,332)	(2,488)
Impairment (charges) recoveries	24	(19)

Total	$5,731	$5,563

Non-Interest Expense

Non-interest expense for the first quarter of 2007 was $122,880, an increase of $16,702 or 15.7%, from $106,178 reported for the same quarter of 2006. Salary and other employee costs were $66,366, up $6,552 or 11.0% as compared to the first quarter of 2006 mainly due, an increase of approximately 468 full-time equivalent employees compared to the first quarter of 2006, partially offset by a decrease in stock compensation expense. In the first quarter of 2007, Sky Financial did not grant any stock options or restricted shares, while in the first quarter of 2006, Sky Financial granted a significant number of stock options and restricted shares. A number of these grants in 2006 were to retirement eligible individuals and were expensed immediately upon grant. The increased number of employees is mainly due to additional employees from the acquisitions of Union Federal and Wells River in 2006. Occupancy and equipment costs were $21,319, up $3,676 or 20.8% compared to the same period of 2006 as a result of the acquisitions. Other operating expenses were $28,912, up $4,248 or 17.2% as compared to the first quarter of 2006, primarily a result of higher marketing expenses. Amortization expense increased $683, or 17.6% from the first quarter of 2006 due to the additional intangible assets acquired from recent acquisitions. Merger, integration and restructuring charges of $1,723 were recognized in the first quarter of 2007 related to additional costs from the fourth quarter 2006 acquisition of Union Federal and costs incurred related to the pending merger with Huntington. Expenses were further impacted by the addition of six new financial centers over the last twelve months. The efficiency ratio was 57.81% for the first quarter of 2007, up from 55.81% for the same quarter last year. The efficiency ratio is defined as non-interest expense divided by the sum of fully taxable equivalent net interest income plus non-interest income.

Income Taxes

The provision for income taxes for the first quarter of 2007 increased $852 to $26,375 from $25,523 for the same period in 2006 due to slightly higher pretax income. The effective tax rate for the three months ended March 31, 2007 was 33.8% as compared to 33.5% for the first quarter of 2006 and 33.2% for the full year of 2006.

Balance Sheet

At March 31, 2007, total assets were $17,623,009, a decrease of $103,085 from December 31, 2006, due primarily to a decrease in securities of $86,127, primarily related to active management of the liquidity position in response to forecasted interest rate changes.

Total loans increased $10,918 from December 31, 2006 from organic growth. Total deposits decreased $85,201 due to a competitive marketplace and seasonal trends for deposits. Debt levels decreased by $289,564 while securities sold under repurchase agreements and federal funds purchased increased by $229,521.

Shareholders’ equity totaled $1,930,632 at March 31, 2007, increasing $49,984 from December 31, 2006. Common stock increased $20,626 due to stock option exercises and stock based compensation expense. Treasury stock increased by $334. Net retained earnings (net income less cash dividends) at March 31, 2007 totaled $538,825 as compared to $516,626 at December 31, 2006. The increase is due to the net income for the period, less dividends paid. Accumulated other comprehensive loss increased by $7,493, primarily due to unrealized gains on securities.

Non-Performing Assets

The following table presents the aggregate amounts of non-performing assets and respective ratios on the dates indicated.

	March 31, 2007	December 31, 2006	March 31, 2006
Non-accrual loans	$146,343	$137,111	$128,402
Restructured loans	40	42	463

Total non-performing loans	146,383	137,153	128,865
Other real estate owned	23,425	21,669	18,319

Total non-performing assets	$169,808	$158,822	$147,184

Loans 90 days or more past due and still accruing interest	$14,915	$23,988	$20,408

Non-performing loans to total loans	1.14%	1.07%	1.16%
Non-performing assets to total loans plus other real estate owned	1.32	1.24	1.33
Allowance for loan losses to total non-performing loans	117.78	126.13	111.27
Loans 90 days or more past due and not on non-accrual to total loans	.12	.19	.18

Performing loans where some concerns exist as to the ability of the borrower to comply with present loan repayment terms, excluding non-performing loans, approximated $109,051 and $113,395 at March 31, 2007 and December 31, 2006, respectively, and are being closely monitored by management and the Boards of Directors of the subsidiaries. The amounts included in these loans resulted from an evaluation, on a loan-by-loan basis, of loans classified as “doubtful” and “substandard” but are not included in the non-performing loan category. The classification of these loans, however, does not imply that management expects losses on each of these loans, but believes that a higher level of scrutiny is prudent under the circumstances. These loans require close monitoring despite the fact that they are currently performing. Such classifications relate to specific concerns relating to each individual borrower and do not relate to any concentrated risk elements common to all loans in this group.

For the three months ended March 31, 2007, the amount of interest income that would have been recorded under the original loan terms for total loans classified as non-accrual and restructured was $3,268. The amount actually collected and recorded, as interest income for these loans, was $42.

Included in non—accrual loans are $15,430 at March 31, 2007 and $15,435 at December 31, 2006 of loans that are secured by pools of commercial leases for which payment is over 90 days past due. These loans are guaranteed by surety bonds issued by a creditworthy insurance company. Sky is engaged in litigation with this insurance company to enforce their payment obligations, as are a number of other banks nationwide. These non-accrual loans are currently reflected in the consolidated balance sheet at the amount of the unpaid balance, under contractual terms. After consultation with its counsel as to the strength of its position, Sky Financial believes that the credits are well secured and that the prospects for recovery of its balance, net of reserves, is probable.

Allowance for Credit Losses

The table below summarizes the changes in the allowance for credit losses:

	Three Months Ended March 31,
	2007	2006
Balance of allowance at beginning of period	$172,990	$144,461

Loans charged-off:
Real estate	(6,508)	(4,106)
Commercial and agricultural	(2,690)	(2,418)
Installment and credit card	(5,085)	(3,876)
Other loans	(81)	(280)

Total loans charged-off	(14,364)	(10,680)

Recoveries
Real estate	694	273
Commercial and agricultural	269	144
Installment and credit card	1,829	2,044
Other loans	232	189

Total recoveries	3,024	2,650

Net loans charged-off	(11,340)	(8,030)
Provision for credit losses	10,703	7,154
Transfer to allowance for unfunded commitments and letters of credit	54	(202)

Balance of allowance at end of period	$172,407	$143,383

Ratio of net charge-offs to average loans outstanding	0.36%	0.29%

At March 31, 2007 and December 31, 2006, an allowance for unfunded commitments and letters of credit of $432 and $490 was included in accrued interest payable and other liabilities.

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

The following table sets forth Sky Financial’s allocation of the allowance for credit losses as of March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31 2006
Specific:
Construction	$90	$30
Real estate	5,471	3,748
Commercial, financial and agricultural	5,606	5,429

Sub-total	11,167	9,207
General
Construction	8,749	9,059
Real estate	58,236	57,272
Commercial, financial and agricultural	50,394	51,093
Installment and credit card	22,409	24,480

Sub-total	139,788	141,904

Total allocated	150,955	151,111
Unallocated	21,452	21,879

Total	$172,407	$172,990

The following table gives the percent of loans in each category to total loans:

	March 31, 2007	December 31, 2006
Construction	6.6%	6.4%
Real estate	55.7	56.1
Commercial, financial and agricultural	31.7	31.4
Installment and credit card	6.0	6.1

Total	100.0%	100.0%

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

Certificates of deposit provide Sky Financial with a dependable source of funding. However, market pricing can be highly competitive and this source of funds must be prudently managed. As of March 31, 2007, a total of $5,317,371 of contractual time deposits would mature in the next twelve months. The maturities are reasonably disbursed across the year and there are no unusual concentrations of individual clients. At Sky Financial, time deposit maturities are monitored through the corporate Asset/ Liability Committee (ALCO). Maturing balances are summarized by month, original term and existing rate within each of the eight regional market areas. Heavy maturity periods are monitored closely and proactive marketing plans are created that address both the client and Sky Financial’s needs and preferences. Regional management along with funds management meets weekly to discuss general economic and market conditions. During this meeting, each region reports the results of the prior week’s pricing and promotional efforts. Each region then determines its rates for the coming week. Regional pricing allows Sky Financial to attract deposits at the most efficient cost available. Retained time deposits are monitored and the percent retained is reported monthly to ALCO.

Management of Sky Financial expects that a significant portion of the scheduled maturities will be retained throughout 2007 and into the first quarter of 2008. In the unlikely event that these are not retained by Sky Financial, a minimum liquidity ratio has been established at 10% of non-collateralized liabilities. This 10% ratio consists of readily marketable securities and unused borrowing capacity. At least 8% of the assets must be in unencumbered marketable assets. In addition, Sky Financial has a standing contingent liquidity management plan that prioritizes the steps needed to compensate for temporary disruptions in liquidity.

In addition to maintaining a stable core deposit base, Sky Financial’s banking subsidiary maintains adequate liquidity primarily through the use of investment securities and unused borrowing capacity. At March 31, 2007, securities and other short term investments with maturities of one year or less totaled $25,382. In addition, the mortgage-backed securities provide an estimated cash flow of approximately $653,140 over a twelve-month timeframe. The banking subsidiary is a member of the Federal Home Loan Bank (FHLB). The FHLB provides a reliable source of funds over and above retail deposits. As of March 31, 2007, the banking subsidiary had total credit availability with the FHLB of $2,035,717 of which it had outstanding borrowings of $649,237.

Sky Financial maintains a $100,000 line of credit with a group of unaffiliated banks that expires December 31, 2007 or upon completion of the merger with Huntington. As of March 31, 2007, Sky Financial had no outstanding balance on the line of credit and $35,000 outstanding at December 31, 2006.

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

A schedule of significant commitments at March 31, 2007 follows:

Commitments to extend credit	$3,544,599
Standby letters of credit	260,218
Letters of credit	705

Since Sky Financial is a holding company and does not conduct operations, its primary sources of liquidity are dividends paid to it by its banking subsidiary and borrowings from outside sources. For the banking subsidiary, regulatory approval is required in order to pay dividends in excess of the subsidiary’s earnings retained for the current year plus retained net profits for the prior two years. As a result of these restrictions, dividends that could be paid to Sky Financial by its bank subsidiary, without prior regulatory approval, were limited to $69,628 at March 31, 2007.

Asset/Liability Management

Closely related to liquidity management is the management of interest rate risk. Sky Financial manages its rate sensitivity position to avoid wide swings in its net interest margin due to changes in market rates. At March 31, 2007, Sky Financial’s gap position, the difference between the dollar value of interest rate sensitive assets and interest rate sensitive liabilities, was a negative 92.7% for six months and a negative 90.6% for one year. The six month position was below Sky Financial’s Asset/Liability Committee (ALCO) guidelines, while the one year position was within the ALCO guidelines. Sky Financial is following prudent interest rate risk strategies and managing its interest rate position in anticipation of future rate changes. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates. See also Item. 3, “Quantitative and Qualitative Disclosures About Market Risk.”

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

Sky Financial manages market risk through its Asset/Liability Committee (ALCO) at the consolidated level. This committee monitors interest rate risk through sensitivity analysis, whereby it measures potential changes in future earnings and the fair market values of financial instruments that may result from one or more hypothetical changes in interest rates. This analysis is performed by estimating the expected cash flows of Sky Financial’s financial instruments using interest rates in effect at March 31, 2007 and December 31, 2006. For the fair value estimates, the cash flows are then discounted to year end to arrive at an estimated present value of Sky Financial’s financial instruments. Hypothetical changes in interest rates are then applied to the financial instruments, and the cash flows and fair values are again estimated using these hypothetical rates. For the net interest income estimates, the hypothetical rates are applied to the financial instruments based on the assumed cash flows. Sky Financial applied these interest rate shocks to its financial instruments up 200 and 100 basis points and down 100 and 200 basis points.

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

	March 31, 2007	ALCO Max	Guidelines Min
Six Month	92.7%	125%	95%
Twelve Month	90.6%	125%	90%

The six month position was below Sky Financial’s Asset/Liability Committee (ALCO) guidelines, while the one year position was within the ALCO guidelines. Sky Financial is following prudent interest rate risk strategies and managing its interest rate position in anticipation of future rate changes. Therefore Sky Financial does not expect to experience any significant fluctuations in its net interest margin as a consequence of changes in market rates.

The following table presents an analysis of Sky Financial’s sensitivity to changes in market rates based on annual net interest income and the economic value of equity (EVE) due to sudden and sustained changes in market rates.

	March 31, 2007	December 31, 2006	ALCO Guidelines_
One Year Net Interest
Income Change
+200 Basis points	0.6%	0.4%	(10.0)%
+100 Basis points	0.3	0.3	(5.0)
-100 Basis points	(0.9)	(0.7)	(5.0)
-200 Basis points	(4.9)	(4.5)	(10.0)

Economic Value of Equity
+200 Basis points	(12.9)	(13.4)	(15.0)
+100 Basis points	(6.2)	(6.3)	(10.0)
-100 Basis points	3.2	3.7	(10.0)
-200 Basis points	4.7	5.4	(15.0)

The projected volatility of net interest income and the economic value of equity at March 31, 2007 and December 31, 2006 fall within the ALCO guidelines.

The preceding analysis is based on numerous assumptions, including relative levels of market interest rates, loan prepayments and reactions of depositors to changes in interest rates, and should not be relied upon as being indicative of actual results. Further, the analysis does not necessarily contemplate all actions Sky Financial may undertake in response to changes in interest rates.

Sky Financial also utilizes interest rate swaps and caps to effectively manage its interest rate risk. At March 31, 2007, the fair values of Sky Financial’s derivative arrangements aggregated $(910) on contracts with notional amounts of $560,782.

Item 4.	Controls and Procedures

Sky Financial maintains disclosure controls and procedures designed to ensure that the information Sky Financial must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported accurately and on a timely basis. Sky Financial’s management carried out an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of Sky Financial’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the chief executive officer along with the chief financial officer concluded that Sky Financial’s disclosure controls and procedures as of March 31, 2007, are effective.

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

There were no material changes to the risk factors as presented in Sky Financial’s annual report on Form 10-K for the year ended December 31, 2006.

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
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2007.

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

DATE: April 27, 2007
SKY FINANCIAL GROUP, INC.

EXHIBIT INDEX

Exhibit No.	Description
(11.1)

Statement Re Computation of Earnings Per Common Share

The information required by this exhibit is incorporated herein by reference from the information contained in Note 9 “Earnings Per Share” on page 13 of Sky Financial’s Form 10-Q for March 31, 2007.

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